Form 10-Q
period 2014-09-30
MassRoots, Inc.
filed 2014-11-14
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 333-196735

MASSROOTS, INC.
(Exact name of business as specified in its charter)

DELAWARE	46-2612944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2247 Federal Blvd., Denver, CO 80211

(Address, including zip code, of principal executive offices)

(720) 442-0052

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerate filer [ ] Accelerated Filer [ ]

Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2014, the issuer had 38,909,000 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MASSROOTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	(Unaudited)	(Audited)
	September 30, 2014	December 31, 2013

CURRENT ASSETS
Cash	$0	$80,479
Account receivable	2,500	0
Prepaid expense	249,705	800
TOTAL CURRENT ASSETS	252,205	81,279

FIXED ASSETS
Computer and office equipment	10,706	1,522
Accumulated depreciation	(1,342)	(228)
NET FIXED ASSETS	9,364	1,294

TOTAL ASSETS	261,569	82,573

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	1,297	0
TOTAL CURRENT LIABILITIES	1,297	0

LONG-TERM LIABILITY
Convertible debentures, net of $97,066 discount	172,034	0
Accrued payroll tax	0	1,846
TOTAL LIABILITIES	173,331	1,846

STOCKHOLDERS' EQUITY
Preferred series A Stock, $1 par value, 21 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $0.001 par value, 200,000,000 shares authorized; 38,909,000 and 0 shares issued and outstanding, respectively	38,909	0
Common stock to be issued	232	13,890
Common stock - warrants	109,362	0
Additional paid in capital	2,151,799	985,960
Common stock subscription receivable	(11,072)	0
Deficit accumulated through the development stage	(2,200,992)	(919,123)
TOTAL STOCKHOLDERS' EQUITY	88,238	80,727

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$261,569	$82,573

The accompanying notes are an integral part of these financial statements.

Table of Contents	1

MASSROOTS, INC.
STATEMENT OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED
	FOR THE THREE MONTHS ENDED SEPT 30, 2014	FOR THE THREE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2014	FOR THE PERIOD FROM INCEPTION* THROUGH SEPT 30, 2013	FOR THE PERIOD FROM INCEPTION* THROUGH SEPT 30, 2014

ADVERTISING REVENUE	$5,719	$0	$7,458	$0	$7,929
COST OF GOODS SOLD	0	0	690	0	690
GROSS PROFIT	5,719	0	6,768	0	7,239

GENERAL AND ADMINISTRATIVE EXPENSES:
Amortization of discount on notes payable	16,958	0	34,639	0	34,639
Depreciation	486	77	1,114	140	1,343
Independent contractor expense	51,130	3,749	110,858	8,687	144,720
Legal expenses	15,000	49	139,575	49	144,250
Payroll and related expense	61,967	0	148,957	0	177,460
Preferred stock issued for services	0	0	0	0	24,998
Common stock issued for services	13,023	0	17,635	0	213,047
Options issued for services	26,055	0	33,418	0	645,805
Warrants issued for services	0	0	555,598	0	555,598
Other general and administrative expenses	98,595	1,737	242,484	3,221	262,013
Total General and administrative expenses	283,214	5,612	1,284,278	12,098	2,203,873
(LOSS) FROM OPERATIONS	(277,495)	(5,612)	(1,277,510)	(12,098)	(2,196,634)

INCOME (LOSS) BEFORE INCOME TAXES	(277,495)	(5,612)	(1,277,510)	(12,098)	(2,196,634)
PROVISION FOR INCOME TAXES	—	—	—		—
NET (LOSS)	$(277,495)	$(5,612)	$(1,277,510)	$(12,098)	$(2,196,634)

Net Loss per share	$(0.02)	N/A	$(0.21)	N/A	$(0.69)
Weighted average common shares outstanding	18,132,370	N/A	6,107,429	N/A	3,181,924

* - Inception Date of April 24, 2013.
The accompanying notes are an integral part of these financial statements.
Table of Contents	2

MASSROOTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (UNAUDITED)
	FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2014	FOR THE PERIOD FROM INCEPTION* THROUGH SEPTEMBER 30, 2013	FOR THE PERIOD FROM INCEPTION* THROUGH SEPTEMBER 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,277,510)	$(12,098)	$(2,196,634)
Adjustments to reconcile net (loss ) to net cash (used in )operating activities:			—
Amortization of discounts on notes payable	34,639	—	34,639
Depreciation	1,114	140	1,342
Preferred stock issued for services	—	—	24,998
Common stock issued for services	17,635	—	213,047
Options issued for services	33,418	—	645,805
Warrants issued for services	555,598	—	555,598
Notes subscription receivable	—	—	—
Changes in operating assets and liabilities	—	—	—
Prepaid expense	(13,140)	—	(13,939)
Accounts receivable	(2,500)	—	(2,500)
Accounts payable and other liabilities	1,297	—	1,297
Accrued payroll tax	(1,846)	—	—
Net Cash (Used in) Operating Activities	(651,295)	(11,958)	(736,347)
			—
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for equipment	(9,184)	(1,522)	(10,706)
Net Cash (Used in) Investing Activities	(9,184)	(1,522)	(10,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock for cash			150,000
Issuance of convertible Debentures for cash	269,100	—	269,100
Issuance of common stock for cash	310,900	—	310,900
Proceeds from short term borrowing-related party	—	13,480	17,053
Net Cash Provided by Financing Activities	580,000	13,480	747,053

NET INCREASE IN CASH	(80,479)	—	(0)

CASH AT BEGINNING OF PERIOD	80,479	—	—
CASH AT END OF YEAR	$—	$—	$(0)

NON-CASH FINANCING ACTIVITIES
Repayment of short term borrowing - related party through issuance of preferred stock	—	—	17,053

* - Inception Date of April 24, 2013.
The accompanying notes are an integral part of these financial statements.
Table of Contents	3

MassRoots, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MassRoots, Inc. (the “Company”) is a digital hub for the cannabis community. Through its mobile applications, websites and other digital properties, MassRoots enables its users to share their experiences, connect with like-minded people and discover quality content on the web. The Company was incorporated in the State of Delaware on April 24, 2013.

MassRoots’ primary focus during fiscal year 2014 is to build out its digital infrastructure and increase usage.

MassRoots’ primary source of revenue is advertising from businesses, brands and non-profits. Its secondary source of income is merchandise sales.

Basis of Presentation

The financial statements include the accounts of MassRoots, Inc. under the accrual basis of accounting.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Deferred Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,
(ii)	the services have been rendered and all required milestones achieved,
(iii)	the sales price is fixed or determinable, and
(iv)	Collectability is reasonably assured.

MassRoots primarily generates revenue by charging businesses to advertise on the network. MassRoots has the ability to target advertisements directly to a clients’ target audience, based on their location, on their mobile devices. All advertising services take between a few hours to up to one month to complete, unless otherwise noted.

Table of Contents	4

MassRoots’ secondary source of income is merchandise sales. The objective with the sales is not to generate large profit margins, but to help offset the cost of marketing. Each t-shirt, sticker and jar MassRoots sells will likely lead to more downloads and active users.

Cost of Sales

The Company’s policy is to recognize cost of sales in the same manner in conjunction with revenue recognition, when the costs are incurred. Cost of sales includes the costs directly attributable to revenue recognition. Selling, general and administrative expenses are charged to expense as incurred.

Comprehensive Income (Loss)

 The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

Risk and Uncertainties

The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Convertible Debentures

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt using the effective interest method.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Table of Contents	5

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expense and accrued payroll tax approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value on September 30, 2014, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended September 30, 2014.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 2 - CAPITAL STOCK

On March 18, 2014, the Company entered into a Plan of Reorganization with its shareholders in which the following was effected: (i) on March 21, 2014, the Company’s Certificate of Incorporation was amended to allow for the issuance of 200,000,000 shares of the Company’s common stock; (ii) on March 24, 2014, each of the Company’s preferred shareholders converted their shares into common stock on a one for one basis, and (iii) on March 24, 2014, each of the Company’s shareholders surrendered their shares of the Company’s common stock in exchange for the pro-rata distribution of 36,000,000 newly issued shares of Company’s common stock, based on the percentage of the total shares of common stock held by the shareholder immediately prior to the exchange (the “Exchange”).

The Company is currently authorized to issue 21 Series A preferred shares at $1.00 par value per share with 1:1 conversion and voting rights. As of September 30, 2014, there were zero shares of Series A preferred share issued and outstanding.

The Company is currently authorized to issue 200,000,000 common shares at $0.001 par value per share. As of September 30, 2014, there were 38,909,000 shares of common stock issued and outstanding and 232,000 shares of common stock to be issued.

On January 1, 2014, the directors and officers exercised all of then outstanding 72.06 stock options and acquired 72.06 shares of common stock at $1 per share. These 72.06 shares of common stock were exchanged for 21,954,160 shares of common stock during the Exchange. As of September 30, 2014, the Company has not received $72.06 and it was recorded as common stock subscription receivable.

On March 18, 2014, immediately prior to the exchange, the Company converted $4,358 accrued dividend from Series A preferred shares into 0.513 share of common stock, which was exchanged for 156,293 shares of common stock during the Exchange.

On March 24, 2014, the Company issued 2,059,000 shares of common stock in exchange for $205,900 cash. As of March 31, 2014, $12,200 has not been received by the Company and was recorded as common stock subscription receivable. As of September 30, 2014, the $12,200 had been received by the company.

On June 4, 2014, the Company issued 250,000 shares of common stock to Vincent “Tripp” Keber at $0.01 per share in exchange for his services on the Company’s Board of Directors for 3 years. These shares have a fair market value of $25,000, of which $2,694 was amortized during the year to date period ended September 30, 2014.

Table of Contents	6

On June 4, 2014, the Company issued 250,000 shares of common stock to Ean Seeb at $0.01 per share in exchange for his services on the Company’s Board of Directors for 3 years. These shares have a fair market value of $25,000, of which $2,694 was amortized during the year to date period ended September 30, 2014.

On June 4, 2014, the Company issued 250,000 shares of common stock to Sebastian Stant at $0.01 per share in exchange for his services as the Company’s Lead Web Developer for 1 year. These shares have a fair market value of $25,000, of which $8,082 was amortized during the year to date period ended September 30, 2014.

On May 1, 2014, the Company issued 100,000 shares of common stock to Jesus Quintero at $0.01 per share in exchange for his services as the Company’s Chief Financial Officer for 1 year. These shares have a fair market value of $10,000, of which $4,164 was amortized during the year to date period ended September 30, 2014.

During the three months ended September 30, 2014, we completed an offering of $116,000 of our securities to certain accredited and non-accredited investors consisting of 232,000 shares of our common stock at $0.50 per share. As of September 30, 2014, $105,000 had been received. As of October 15, 2014, the full $116,000 had been received. These shares have not been issued as of September 30, 2014 and were recorded as common stock to be issued.

NOTE 3 - STOCK WARRANTS

On March 24, 2014, the Company issued warrants to a third party for the purchase of 4,050,000 and 2,375,000 shares of common stock, at an exercise price of $0.001 and $0.4 per share, respectively. The warrants may be exercised any time after issuance through and including the third (3rd) anniversary of its original issuance. The Company recorded an expense of $555,598 equal to the estimated fair value of the warrants at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.75% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 3 years

On March 24, 2014, in connection to the issuance of convertible debentures of $269,100 to certain investors, which are convertible into shares of the Company’s common stock at $0.1 per share, the Company granted to the same investors three−year warrants to purchase an aggregate of 1,345,500 shares of the Company’s common stock at $0.4 per share. The warrants may be exercised any time after the issuance through and including the third (3rd) anniversary of its original issuance. See Note 4 for further discussion.

On March 24, 2014, in connection to the issuance of 2,059,000 shares of common stock, the Company granted to the same investors three−year warrants to purchase an aggregate of 1,029,500 shares of the Company’s common stock at $0.4 per share. The warrants may be exercised any time after the issuance through and including the third (3rd) anniversary of its original issuance. The warrants have a fair market value of $66,712. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.75% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 3 years

On June 4, 2014, the Company issued warrants to purchase 750,000 shares at $0.10 per share to Vincent “Tripp” Keber for his services on the Company’s Board of Directors for 3 years. Under the terms of the agreement, 250,000 shares shall begin vesting on October 1, 2014 such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall begin vesting the later of: October 1, 2015 or the Company reaching 830,000 users such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall vest immediately upon the later of: October 1, 2016 or the Company reaching 1,080,000 users. These warrants were issued in exchange for his services on the Company’s Board of Directors for 3 years. The warrants may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The warrants have a fair market value of $73,836. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. During year to date period ended September 30, 2014, $7,956 was amortized.

Table of Contents	7

On June 4, 2014, the Company issued warrants to purchase 750,000 shares at $0.10 per share to Ean Seeb for his services on the Company’s Board of Directors for 3 years. Under the terms of the agreement, 250,000 shares shall begin vesting on October 1, 2014 such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall begin vesting the later of: October 1, 2015 or the Company reaching 830,000 users such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall vest immediately upon the later of: October 1, 2016 or the Company reaching 1,080,000 users. These warrants were issued in exchange for his services on the Company’s Board of Directors for 3 years. The warrants may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The warrants have a fair market value of $73,836. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. During year to date period ended September 30, 2014, $7,956 was amortized.

On June 4, 2014, the Company issued warrants to purchase 550,000 shares at $0.10 per share to Sebastian Stant for his services as the Company’s Lead Web Developer for 1 year. Under the terms of the agreement, 250,000 shares shall vest immediately upon the company reaching 250,000 users. An additional 150,000 shares shall vest immediately upon the company reaching 500,000 users. An additional 150,000 shares shall vest immediately upon the company reaching 750,000 users. The warrants were issued in exchange for his services as the Company’s Lead Web Developer for 1 year. The warrants may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The warrants have a fair market value of $54,146. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. During year to date period ended September 30, 2014, $17,504 was amortized.

During the three months ended September 30, 2014, in connection to the issuance of 232,000 shares of common stock, the Company granted to the same investors three−year warrants to purchase an aggregate of 116,000 shares of the Company’s common stock at $1.00 per share. The warrants may be exercised any time after the issuance through and including the third (3rd) anniversary of its original issuance. The warrants have a fair market value of $42,650. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 3 years.

Stock warrants outstanding and exercisable on September 30, 2014 are as follows:

Exercise Price per Share	Shares Under Warrants	Remaining Life in Years
Outstanding
$0.001	4,050,000	3
$0.1	2,050,000	10
$0.4	4,750,000	3
$1.0	116,000	3

Exercisable
$0.001	4,050,000	3
$0.4	4,750,000	3
$1.0	116,000	3

No other stock warrants have been issued or exercised during the nine months ended September 30, 2014.

Table of Contents	8

NOTE 4 - CONVERTIBLE DEBENTURES

On March 24, 2014, the Company issued several convertible debentures to certain accredited investors. The total amount of the debentures is $269,100 and matures on March 24, 2016 with zero percent interest rate. The debentures are convertible into shares of the Company’s common stock at $0.10 per share. In addition, the Company granted to the same investors three−year warrants to purchase an aggregate of 1,345,500 shares of the Company’s common stock at $0.40 per share.

The debentures were discounted in the amount of $131,705 due to the intrinsic value of the beneficial conversion option and relative fair value of the warrants. As of September 30, 2014, the aggregate carrying value of the debentures was $172,034, net of debt discounts of $97,066. The Company recorded amortization of debt discount in amount of $34,639 during the year to date period ended September 30, 2014.

NOTE 5 - FIXED ASSETS

Fixed assets were comprised of the following as of September 30, 2014 and December 31, 2013, respectively. Depreciation is calculated using the straight-line method over a 5 year period.

	September 30	December 31
Cost:
Computers	$5,818	$1,522
Office equipment	4,888	0
Total	10,706	1,522
Less: Accumulated depreciation	1,342	228
Property and equipment, net	$9,364	$1,294

NOTE 6 - GOING CONCERN AND UNCERTAINTY

The Company has suffered losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to translate its vast user base into sales. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE 7 - DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2014 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE 8 - SIGNIFICANT EVENTS

On July 24, 2014, MassRoots entered into a lease for a new company headquarters located at 2247 Federal Blvd, Denver. This location is co-leased by the Company, along with CannaBuild, LLC, from 2247 Federal Boulevard, LLC pursuant to a written lease which expires on July 22, 2015 and contains an option for a one year renewal at the same monthly rate. This location is shared with CannaBuild, LLC, which pays a portion of the monthly rent. The lease is for a total of $3,450 per month, which, pursuant to an expense sharing agreement between the Company and CannaBuild, LLC, the Company is responsible for paying $2,250 per month.

Table of Contents	9

The Company had previously rented virtual office space from Opus Virtual Offices which provides conference rooms, mail forwarding and call answering for $99 per month ($1,188 on an annual basis). The Opus Virtual Office lease has been cancelled by the Company and expired on September 14, 2014.

On September 1, 2014, MassRoots entered into an employment contract with Sebastian Stant. For his services as Lead Developer, Mr. Stant shall be compensated five thousand dollars ($5,000) per month. Upon the successful execution of all of our outstanding forty-cent ($0.40) warrants, Mr. Stant's salary will increase to seven thousand five hundred dollars ($7,500) per month. The employment contract is “at-will” and may be terminated by either party with or without cause with one (1) month’s written notice. No retirement plan, health insurance or employee benefits program was awarded to Mr. Stant and he serves at the discretion of the Board of Directors.

On September 1, 2014, MassRoots entered into an employment contract with Daniel Hunt. For his services as Vice President of Marketing, Mr. Hunt shall be compensated three thousand five hundred dollars ($3,500) per month. The employment contract is “at-will” and may be terminated by either party with or without cause with one (1) month’s written notice. No retirement plan, health insurance or employee benefits program was awarded to Mr. Hunt and he serves at the discretion of the Board of Directors.

On September 1, 2014, MassRoots entered into an employment contract with Benjamin Shaker. For his services as Director of Analytics, Mr. Shaker shall be compensated two thousand five hundred dollars ($2,500) per month. The employment contract is “at-will” and may be terminated by either party with or without cause with one (1) month’s written notice. No retirement plan, health insurance or employee benefits program was awarded to Mr. Shaker and he serves at the discretion of the Board of Directors.

NOTE 9 - SUBSEQUENT EVENTS

From October 1, 2014 to November 14, 2014, we completed an offering of $348,000 of our securities to certain accredited and non-accredited investors consisting of 696,000 shares of our common stock at $0.50 per share, with a warrant, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock purchased, at $1.00 per share. As of November 14, 2014, $348,000 had been received.

Table of Contents	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained in Part I, Item 1 of this report.

Forward-Looking Statements

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors” any filings we have made with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Overview

MassRoots, Inc. was incorporated in the state of Delaware on April 24, 2013, to be a mobile network for the cannabis community. We are a development-stage company and have generated only minimal revenues from business operations. Our independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our ongoing operational costs. Accordingly, we must locate sources of capital to pay our operational costs.

Our operational expenditures are primarily related to development of the MassRoots platform, marketing costs associated with getting users to join our network and engage with other users, and the costs related to being a fully reporting company with the Securities and Exchange Commission. As of November 10, 2014, MassRoots has built a network of 215,000 users and facilitated 56 million interactions. This growth has been aided by the growing use of mobile applications and the popularity of the marijuana legalization movement among young adults, our primary users.

Product Trends and User Growth

Since its inception, MassRoots’ main objective has been to grow its user-base and acquire market share.

Given that consumers are shifting their digital consumption habits from desktop computers to mobile devices, our primary focus in 2013 was developing an iOS App for use on iPhones and iPads. The MassRoots management team firmly believes in lean-startup methodology, which dictates that companies should focus on developing a minimum viable product, launch it to consumers, and then gain their feedback before spending time and resources on a full product pipeline. Since that time, the MassRoots development team has added several features to the iOS App, including symbol support (such as smiley faces), double-click to like pictures, a news feed to show their friends' activity on the network, as well as restructuring the application and database to handle the growing user base.

Table of Contents	11

During the third quarter of 2014, the MassRoots development team primarily focused on Android, web and mobile web development, launching a new user-interface on all three of these platforms. This has resulted in increased retention and accelerated user growth on these channels. We have also started an aggressive SEO strategy to boost MassRoots.com’s page rank on Google for marijuana-related search terms.

This strategy has proved successful thus far, as, as of November 10, 2014, MassRoots has built a network of 215,000 users and facilitated 56 million interactions between those users.

Until recently, we had not devoted significant financial resources or development time towards building advertising and revenue-generating services. MassRoots also began development of “MassRoots for Business” during Q3, an analytics and advertising portal that will allow marijuana-related brands to advertise over our network. We have been testing the portal and expect to launch MassRoots for Business during late Q4 or early Q1 2015.

For additional discussion of our strategy and business plan, please see our Registration Statement, as filed with the Securities and Exchange Commission on August 26, 2014.

Results of Operations

Since inception on April 24, 2013, our business operations have been primarily focused developing our mobile applications, websites and increasing our user base.

We have generated only minimal revenues from our operations thus far.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies.  To become profitable and competitive, we must develop the business plan and execute the plan.

We are unable to provide a timeline for the generation of revenues which casts substantial doubt on the viability of our business and our ability to continue as a going concern.

For the three months ended September 30, 2014 and September 30, 2013, we had a net loss of $277,495 and $5,612, respectively. For the nine months ended September 30, 2014 and for the period of inception through September 30, 2013, we had a net loss of $1,277,510 and $12,098, respectively. The primary driver behind the increase in the loss was attributable to the increase in expenses as noted below. For the three months ended September 30, 2014 and September 30, 2013, we generated revenues of $5,719 and $0, respectively, from our business operations. For the nine months ended September 30, 2014 and for the period of inception through September 30, 2013 we generated revenues of $7,458 and $0 from our business operations. The increase was due to the development of our advertising portal in Q2 and Q3 2014.

For the nine months ended September 30, 2014, we incurred $1,284,279 in operating expenses. For the period from inception (April 24, 2013) through September 30, 2013, we incurred $12,098 in operating expenses. For the three months ended September 30, 2014, we incurred $283,214 in operating expenses. For the three months ended September 30, 2013, we incurred $5,613 in operating expenses. The increase in expenses related principally to increases in costs related to stock warrants issued for services, payroll costs, and professional expenses related to the filing of our registration statement.

Excluding expenses related to the stock warrants, stock options and common stock issued for services, our total operating expenses for the nine months ended September 30, 2014 was $677,627, as compared to $12,098 for the period of inception through September 30, 2013. Excluding expenses related to the stock warrants, stock options and common stock issued for services, our total operating expenses for the three months ended for the three months ended September 30, 2014 and September 30, 2013 was $244,136 and $12,098, respectively. The difference was mainly due to increases related to payroll costs and professional expenses related to the filing of our registration statement.

Table of Contents	12

As of September 30, 2014 we had accrued liabilities of $1,297, while at December 31, 2013, we had accrued current liabilities of $0.

Liquidity and Capital Resources

Cash on Hand

Our current cash on hand as of September 30, 2014 was $0. Our cash on hand as of December 31, 2013 was $80,479.  The reduction in cash on hand related to increase in operating costs as described above. Our operating costs have increased by approximately $7,000 per month since the effectiveness of our registration statement because of the costs of SEC reporting.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If we are unable to raise the funds we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 6 of our financial statements.

Use of Cash

Net cash used in operations during the nine months ended September 30, 2014 and for the period from inception to September 30, 2014 was $651,295 and $736,347, respectively. During nine months ended September 30, 2014, net cash used of $651,295 was mainly attributed to the loss for the nine month period, offset by warrants issued for services of $555,598. While at from April 23, 2013 (inception) through September 30, 2014, the $736,347 cash used was attributed to loss from inception to September 30, 2014 offset by cash provided by equity issuances for services. Net cash used in operating activities was $11,958 for the period from inception through September 30, 2013.

Net cash used in investing activities was $9,184, $1,522 and 10,706 for the nine months ended September 30, 2014, for the period from inception through September 30, 2013 and for the period from inception through September 30, 2014, respectively. These were mainly attributed to the purchase of equipment like computers.

Net cash provided by financing activity for the nine months ended September 30, 2014 and for the period from inception through September 30, 2014 was $580,000 and $747,053, respectively. These amounts were attributed to equity issuances throughout the periods. Net cash provided by financing activities for the period from inception through September 30, 2013 was $13,480, which was attributed to short term borrowing from a related party.

Fundraising

Since our inception through September 30, 2014, we raised approximately $730,000, in funding. Funding year to date is as described below.

Table of Contents	13

On March 18, 2014, we entered into a Plan of Reorganization (the “Plan”) with our shareholders.  The Plan provided that, in connection with the March 2014 Offering, (i) all preferred shareholders would convert their shares of stock into common stock as is outlined in our certificate of incorporation; (ii) the Company’s certificate of incorporation would be amended to allow for the issuance of 200,000,000 shares of our common stock, (iii) the Company’s current shareholders would exchange their shares of our common stock for the pro-rata percentage of our newly issued 36,000,000 shares; and (iv) a registration statement would be filed with the SEC for a total of up to 49,550,000 shares of our common stock, with the remaining 13,550,000 shares would be distributed as described below.

On March 24, 2014, we completed the March 2014 Offering, where we offered $475,000 of our securities to certain accredited and non-accredited investors consisting of (i) $269,100 of principle face amount Debentures convertible into shares of the Corporation’s common stock at $0.10 per share, together with the Debenture Warrants, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock underlying the Debentures, at $0.40 per share; and (ii) 2,059,000 shares of our common stock at $0.10 per share, together with a warrant, exercisable into an amount of our common stock equal to fifty percent (50%) of the Common Stock purchased, at $0.40 per share.

In connection with the March 2014 Offering, we entered into certain Registration Rights Agreements, whereby we agreed to use our commercially reasonable efforts to prepare and file a registration statement with the SEC within forty-five (45) days after March 24, 2014, covering all outstanding shares of common stock (including all shares of Common Stock sold in the March 2014 Offering), in addition to all shares of common stock underlying the Debentures, Debenture Warrants, and Common Stock Warrants. Additionally, as payment for consulting services provided in relation to the March 2014 Offering, we granted Dutchess the Consulting Warrants.  The Company also granted certain registration rights to Dutchess covering all shares of common stock issuable upon the excise of the Consulting Warrants.

From September 15, 2014 to September 30, 2014, we completed an offering of $116,000 of our securities to certain accredited and non-accredited investors consisting of 232,000 shares of our common stock at $0.50 per share, with a warrant, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock purchased, at $1.00 per share. As of September 30, 2014, $105,000 had been received, with the remaining amount received by October 15, 2014.

Required Capital Over the Next Fiscal Year

We anticipate the need to raise an additional $500,000 to fund our operations through the end of the second quarter of 2015. We expect to use these cash proceeds, in addition to the capital on hand, primarily to accelerate our user growth, implement consumer-facing features to boost engagement, develop and market a self-service advertising portal for cannabis-related businesses, and remain in full legal and accounting compliance with the SEC. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational. In connection with the March 2014 Offering, we issued the $0.40 Warrants and the $0.001 Consulting Warrants.  The exercise of the $0.40 Warrants and the $0.001 Consulting Warrants would result in approximately $1,900,000 to be provided to MassRoots for general corporate expenditures. However, we cannot guarantee that the $0.40 Warrants and the $0.001 Consulting Warrants will be exercised before we run out of operational capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 1.

Table of Contents	14

Description of Related Party Transactions Since Inception

On April 24, 2013, the Company approved the issuance of 15.25 shares of common stock (4,569,970 shares post-Exchange) to Isaac Dietrich, our Chief Executive Officer and Chairman, to repay $17,053 short term borrowing related to Mr. Dietrich’s payment of general Company expenses during the Company’s first months since inception and to compensate him for his services. Service expense of $112,505 was recognized due to the fair value of the shares in excess of the value of the short term borrowing. These shares were recorded as common stock to be issued and subsequently issued on the closing date of January 1, 2014.

On April 24, 2013, the Company approved the issuance of 3.75 shares of common stock (1,142,493 shares post-Exchange) to Hyler Fortier, our Chief Operations Officer, in exchange for her services. The market value of the issued shares is $31,870 and is approximated to be the fair market value of the services received. These shares were recorded as Common Stock to be issued and subsequently issued on the Original Offering’s closing date of January 1, 2014.

On April 24, 2013, the Company approved the issuance of 3.00 shares of common stock (913,994 shares post-Exchange) to Stewart Fortier, our Chief Technology Officer, in exchange for his services. The market value of the issued shares is $25,496 and is approximated to be the fair market value of the services received. These shares were recorded as Common Stock to be issued and subsequently issued on the Original Offering’s closing date of January 1, 2014.

On April 24, 2013, the Company approved the issuance of 3.00 shares of common stock (913,994 shares post-Exchange) to Tyler Knight, our Chief Marketing Officer, in exchange for his services. The market value of the issued shares is $25,496 and is approximated to be the fair market value of the services received. These shares were recorded as Common Stock to be issued and subsequently issued on the Original Offering’s closing date of January 1, 2014.

On October 7, 2013, the Company entered into an agreement to issue as compensation for services provided a total of 2.94 Series A Preferred shares (895,715 common shares post-exchange) with a market value of $24,998 to Douglas Leighton, the Company’s former director, for financial consulting services. The market value of the shares approximated the fair market value of services received. These shares were recorded as Series A Preferred Stock to be issued and subsequently issued on the Original Offering’s closing date of January 1, 2014.

During the year ended December 31, 2013, the Company issued 72.06 stock options (21,954,137 shares post-Exchange) to directors and officers of the Company. In addition, options to purchase 42.81, 11.25, 9.0, and 9.0 shares (13,042,695, 3,427,478, 2,741,982 and  2,741,982 shares post-Exchange) of the Company’s common stock at $1.00 per share were issued to Mr. Dietrich, Ms. Fortier, Mr. Fortier, and Mr. Knight, respectively.  The options vested through January 1, 2017 and contained an acceleration clause which was triggered on January 1, 2014 that caused all options to vest immediately.  On January 1, 2014, each officer exercised all options held at that time.

As payment for consulting services provided in relation to the March 2014 Offering, we issued Dutchess the Consulting Warrants on March 24, 2014. Dutchess is controlled by our former director, Douglas Leighton, and Michael Novielli. The Consulting Warrants may be exercised any time after their issuance date through and including the third anniversary of their issuance date. The Company also granted certain registration rights to Dutchess covering all shares of common stock issuable upon the excise of the Consulting Warrants.

On June 4, 2014, the Company issued 250,000 shares of common stock to Vincent “Tripp” Keber at $0.01 per share in exchange for his services on the Company’s Board of Directors for 3 years. These shares have a fair market value of $25,000, of which $2,694 was amortized during the year to date period ended September 30, 2014.

On June 4, 2014, the Company issued 250,000 shares of common stock to Ean Seeb at $0.01 per share in exchange for his services on the Company’s Board of Directors for 3 years. These shares have a fair market value of $25,000, of which $2,694 was amortized during the year to date period ended September 30, 2014.

On June 4, 2014, the Company issued 250,000 shares of common stock to Sebastian Stant at $0.01 per share in exchange for his services as the Company’s Lead Web Developer for 1 year. These shares have a fair market value of $25,000, of which $8,082 was amortized during the year to date period ended September 30, 2014.

Table of Contents	15

On May 1, 2014, the Company issued 100,000 shares of common stock to Jesus Quintero at $0.01 per share in exchange for his services as the Company’s Chief Financial Officer for 1 year. These shares have a fair market value of $10,000, of which $4,164 was amortized during the year to date period ended September 30, 2014.

On June 4, 2014, the Company issued warrants to purchase 750,000 shares at $0.10 per share to Vincent “Tripp” Keber for his services on the Company’s Board of Directors for 3 years. Under the terms of the agreement, 250,000 shares shall begin vesting on October 1, 2014 such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall begin vesting the later of: October 1, 2015 or the Company reaching 830,000 users such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall vest immediately upon the later of: October 1, 2016 or the Company reaching 1,080,000 users. These warrants were issued in exchange for his services on the Company’s Board of Directors for 3 years. The warrants may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The warrants have a fair market value of $73,836. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. During year to date period ended September 30, 2014, $7,956 was amortized.

On June 4, 2014, the Company issued warrants to purchase 750,000 shares at $0.10 per share to Ean Seeb for his services on the Company’s Board of Directors for 3 years. Under the terms of the agreement, 250,000 shares shall begin vesting on October 1, 2014 such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall begin vesting the later of: October 1, 2015 or the Company reaching 830,000 users such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall vest immediately upon the later of: October 1, 2016 or the Company reaching 1,080,000 users. These warrants were issued in exchange for his services on the Company’s Board of Directors for 3 years. The warrants may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The warrants have a fair market value of $73,836. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. During year to date period ended September 30, 2014, $7,956 was amortized.

On June 4, 2014, the Company issued warrants to purchase 550,000 shares at $0.10 per share to Sebastian Stant for his services as the Company’s Lead Web Developer for 1 year. Under the terms of the agreement, 250,000 shares shall vest immediately upon the company reaching 250,000 users. An additional 150,000 shares shall vest immediately upon the company reaching 500,000 users. An additional 150,000 shares shall vest immediately upon the company reaching 750,000 users. The warrants were issued in exchange for his services as the Company’s Lead Web Developer for 1 year. The warrants may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The warrants have a fair market value of $54,146. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. During year to date period ended September 30, 2014, $17,504 was amortized.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Our Principal Executive Officer and Principal Accounting Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this Report was prepared.

Table of Contents	16

Evaluation of Controls and Procedures

With the participation of our Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based upon such evaluation, our Principal Executive Officer and Principal Accounting Officer has concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to the material weakness noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material weakness: due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting. We plan to rectify this weakness by hiring additional accounting personnel in 2015.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Each of the below transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act, Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

Since the Company’s inception on April 24, 2013 through March 18, 2014, the Company issued and/or sold the following unregistered securities:

•	On April 24, 2013, the Company approved the issuance of 15.25 shares of common stock (4,646,136 shares post-Exchange, as defined herein) to the Company’s CEO and Chairman, Isaac Dietrich, to repay $17,053 short term borrowing from him and for services provided. In addition, 42.81 stock options were issued as part of the employment agreement with the Mr. Dietrich. The stock option allows Mr. Dietrich to purchase 42.81 shares of the Company’s common stock (13,042,695 shares post-Exchange) at $1.00 per share per each individual option. The options will vest through January 1, 2017. Each option issued contained an acceleration clause which was triggered upon the closure of the financing on January 1, 2014 that caused all options to vest immediately. On January 1, 2014, Mr. Dietrich exercised all options held at that time.
•	On April 24, 2013, the Company approved the issuance of 3.75 shares of common stock (1,142,493 shares post-Exchange) to the Company’s Chief Operations Officer, Hyler Fortier, in exchange for her services. 11.25 stock options were also issued as part of the employment agreement with Ms. Fortier. The stock options allow Ms. Fortier to purchase 11.25 shares of the Company’s common stock (3,427,478 shares post-Exchange) at $1.00 per share per each individual option. The options will vest through January 1, 2017. Each option issued contained an acceleration clause which was triggered upon the closure of the financing on January 1, 2014 that caused all options to vest immediately. On January 1, 2014, Ms. Fortier exercised all options held at that time.
•	On April 24, 2013, the Company approved the issuance of 3.00 shares of common stock (913,994 shares post-Exchange) to the Company’s Chief Technology Officer, Stewart Fortier, in exchange for his services. 9.0 stock options were issued as part of the employment agreement with Mr. Fortier. The stock options allow Mr. Fortier to purchase 9.0 shares of the Company’s common stock (2,741,982 shares post-Exchange) at $1.00 per share per each individual option. The options will vest through January 1, 2017. Each option issued contained an acceleration clause which was triggered upon the closure of the financing on January 1, 2014 that caused all options to vest immediately. On January 1, 2014, Mr. Fortier exercised all options held at that time.
•	On April 24, 2013, the Company approved the issuance of 3.00 shares of common stock (913,994 shares post-Exchange) to Tyler Knight in exchange for his services. 9.0 stock options were also issued as part of the employment agreement with Mr. Knight. The stock options allow Tyler Knight to purchase 9.0 shares of the Company’s common stock (2,741,982 shares post-Exchange) at $1.00 per share per each individual option. The options will vest through January 1, 2017. Each option issued contained an acceleration clause which was triggered upon the closure of the financing on January 1, 2014 that caused all options to vest immediately. On January 1, 2014, Mr. Knight exercised all options held at that time.
•	On October 7, 2013, the Company entered into an agreement to issue as compensation for services provided a total of 2.94 Series A Preferred shares (895,715 common shares post-Exchange) with a market value of $24,998 to Douglas Leighton for financial consulting services. These shares were issued on January 1, 2014.
Table of Contents	18

•	On October 7, 2013, we entered into agreements to issue 5.88, 5.88, and 5.89 Series A Preferred Shares (1,791,428, 1,791,428, and 1,794,475 common shares post-Exchange) to Bass Point Capital, LLC, WM18 Finance LTD, and Rother Investments, LLC, respectively, in exchange for $50,000 capital investments from each. These shares were subsequently issued on the closing date of January 1, 2014. On March 18, 2014, as part of a Plan of Reorganization, (i) all preferred shareholders converted their shares of stock into common stock as is outlined in our certificate of incorporation; (ii) the Company’s certificate of incorporation was amended to allow for the issuance of 200,000,000 shares of our common stock, (iii) the Company’s current shareholders exchanged their shares of our common stock for the pro-rata percentage of 36,000,000 shares of our common stock (the “Exchange”).

From March 18, 2014 through March 31, 2014, the Company issued and/or sold the following unregistered securities:

•	On March 18, 2014, as payment for consulting services, we granted Dutchess Opportunity Fund, II LP a warrant exercisable into 4,050,000 shares of our common stock at $0.001 per share, and a warrant exercisable into 2,375,000 shares of our common stock at $0.40 per share.

•	On March 24, 2014, we completed an offering of $475,000 of our securities to certain accredited and non-accredited investors consisting of (i) $269,100 of convertible debentures, convertible into shares of the Company’s common stock at $0.10 per share, together with warrants, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock underlying the convertible debentures, at $0.40 per share; and (ii) 2,059,000 shares of our common stock at $0.10 per share, with a warrant, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock purchased, at $0.40 per share.

All of the common stock and common stock underlying the securities in each of the above transactions was registered under our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2014.

On June 6, 2014, each of Ean Seeb, Tripp Keber, and Sebastian Stant received a stock award of 250,000 shares of our common stock, while Jesus Quintero received a stock award of 100,000 shares of our common stock as compensation for their service. Each of Ean Seeb, Tripp Keber, and Sebastian Stant also received unvested 750,000, 750,000, and 550,000 options, respectively, to purchase shares of our common stock pursuant to our 2014 Equity Incentive Plan. Shares of common stock underlying such options are not covered under the Registration Statement.

From September 15, 2014 to November 14, 2014, we completed an offering of $464,000 of our securities to certain accredited and non-accredited investors consisting of 928,000 shares of our common stock at $0.50 per share, with a warrant, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock purchased, at $1.00 per share. Shares of common stock underlying such options are not covered under the Registration Statement.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the Registrant believes each transaction was exempt from the registration requirements of the Securities Act as stated above. All recipients of the foregoing transactions either received adequate information about the Registrant or had access, through their relationships with the Registrant, to such information. Furthermore, the Registrant affixed appropriate legends to the share certificates and instruments issued in each foregoing transaction setting forth that the securities had not been registered and the applicable restrictions on transfer.

Item 3. Defaults upon Senior Securities

None.

Table of Contents	19

Item 5. Other Information

On November 4, 2014, the MassRoots App was removed from Apple’s iOS App Store due to a compliance issue with the App Store review team. Existing iOS users are still able to access and use the MassRoots App. MassRoots, along with most other cannabis apps, routinely encounter issues with the App Store review team in the normal course of business due to iOS App Store’s absence of clear rules and guidelines regarding cannabis-related apps. Since our inclusion on the iOS App Store, MassRoots has encountered and successfully resolved two previous issues with the iOS App Store review team and we are working with the App Store review team and expect to have this issue resolved in the near future. This issue does not affect use of the app by existing users of the MassRoots iOS App and, until this issue is resolved, all users are still able to access and sign up on the MassRoots network through our Android App, web version and mobile web versions, which we have focused on improving during Q3 2014. Therefore, we expect only a temporary, minor decrease in our user growth rate due to this removal.

Item 6. Exhibits

31.2	(1) Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(2) Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(2) Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2) Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MASSROOTS, INC.
(Registrant)

Dated:	November 14, 2014	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2014	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer
(Principal Accounting Officer)

Table of Contents	20