Form 10-K
period 2014-12-31
MassRoots, Inc.
filed 2015-04-01
CIK 1589149

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES ACT OF 1934

Commission File Number: 333-196735

MASSROOTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2612944
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

2247 Federal Blvd., Denver, CO 80211
(Address, including zip code, of principal executive offices)

(720) 442-0052
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the Registrant’s common stock. As of June 30, 2014, the aggregate market value of the Registrant's 5,968,478 shares of common stock held by non-affiliates of the Registrant at that date was $596,848 based on the fixed price of $0.10 per share of common stock as described in the Registration Statement on Form S-1 filed on July 7, 2014.

As of March 10, 2015, there were 41,179,000 shares of the Registrant’s common stock outstanding issued and outstanding.

Documents incorporated by reference: None.

MASSROOTS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2014

FORWARD-LOOKING STATEMENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under "Risk Factors" and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

NOTE REGARDING KEY METRICS

We review a number of metrics, including active users (“Users”), User interactions ("Interactions"), and other metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. See the section entitled “Business – Definitions of Key Metrics.”

While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our user base around the country. For example, we treat multiple accounts held by a single person or organization as multiple users for purposes of calculating our active users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our active users may not accurately reflect the actual number of people or organizations using our platform.

PART I

ITEM 1. BUSINESS

Unless we have indicated otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “MassRoots,” the “Company,” “we,” “us” and “our” or similar terms are to MassRoots, Inc. Unless otherwise indicated, all share and per share information relating to our common stock in this Annual Report on Form 10-K has been adjusted to reflect the “Exchange” which occurred during our “Reorganization”. See the section entitled “Fundraising During the Year and Our Reorganization” contained in this “Item 1” for additional discussion of the Exchange and Reorganization.

Company Information

MassRoots, Inc. is a Delaware corporation formed on April 24, 2013. Our principal place of business is located at 2247 Federal Blvd., Denver, CO 80211, our telephone number is (720) 442-0052 and our website is www.massroots.com. The information on our website or mobile apps is not a part of this Annual Report on Form 10-K.

Emerging Growth Company

We are an "emerging growth company," as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies.

Section 107(b) of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues are $1 billion, as adjusted, or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Definitions of Key Metrics

On April 30, 2014, at Facebook's F8 Conference, Parse Inc. (“Parse”) announced it was implementing an improved analytics platform for applications built using its services. As these metrics are compiled by third party and are becoming an industry-standard, MassRoots decided to begin implementing Parse's analytics platform immediately and to thereafter rely on Parse's metrics for key usage statistics.

Total users ("Users") is defined as every user who currently has an account with MassRoots. It does not include users who have deleted their account. It does not reflect active usage over any set period of time.

User interactions ("Interactions") is defined as anytime a User follows another User, posts a status, comments on a status, or likes a status.

Table of Contents	1

Overview of the Business and Recent Developments

MassRoots, Inc. was formed in 2013 to be a social network for the cannabis community. Given the history of cannabis in the United States, many people would prefer to keep their cannabis experiences separate from Facebook, Instagram and Twitter where a user’s family, co-workers and employers may be connected with them. Our goal was to provide a platform where users were not required to provide personally identifiable information, and to create a semi-anonymous environment where users feel comfortable posting about cannabis.

MassRoots launched in the App Store in July 2013 and in our first 6 weeks we obtained about 6,500 users. We took that initial traction to the ArcView Group meeting in September 2013, where we were able to raise seed capital of $150,000. From October 2013 to March 2014, we invested those funds into scaling our network to 100,000 users. In March 2014, we closed a $475,000 common stock round of financing, which included a reorganization of our equity structure. The proceeds from this financing were used to register the Company’s then outstanding shares with the SEC and to continue to grow our network. By September 2014, MassRoots had grown into a community of 170,000 users and, during this month, our Registration Statement on Form S-1 went effective by operation of law in September 2014. We then started raising a common stock round, closing $776,000 from September 2014 to March 2015 and investing those funds into scaling our network to 275,000 users by March 4, 2015. Since inception, our main objective has been to grow our user-base and acquire market share.

MassRoots’ primary goals for 2015 are building out features and services that attract new users and increase their engagement while, at the same time, significantly investing in the growth and infrastructure of our network. Our lack of profitability today is part of a deliberate strategy of prioritizing our limited resources on what will deliver the greatest long-term value for our shareholders: a growing and thriving user-base of end cannabis consumers. In order to build that user-base, our developers must focus on creating the best user experience, our marketing staff must be focused on acquiring end-cannabis consumers and our leadership team needs to focus on the requisite strategies to reach one million users; once that has been accomplished, we can start focusing on developing, marketing and growing an advertising platform that will connect cannabis-related businesses to end cannabis consumers. If we attempt to develop the advertising portal prematurely, it will jeopardize the growth of the MassRoots user-base, the ultimate source of shareholder value.

Over the coming months, MassRoots plans to develop or acquire leading software solutions for consumers, businesses and developers in the cannabis industry. By doing so, we are seeking to create a valuable distribution channel for cannabis and its ancillary products.

MassRoots’ Value Proposition to Advertisers:

To date, MassRoots has mainly focused on building out its user-facing platforms and growing its network; businesses are only interested in advertising on networks with a large and active user base, which we are just now starting to achieve. As of early February 2015, we have a self-service advertising portal for dispensaries, glass shops and cannabis brands in private beta. We expect it to take several more months for MassRoots to perfect the system and have it ready to scale nationwide. The reasons we believe businesses will advertise on MassRoots are:

•	Nature of MassRoots Users. The typical MassRoots user is an active cannabis consumer, which is the target demographic for cannabis-related businesses. MassRoots allows these businesses to maximize their lead on target. Unlike other forms of advertising like magazine, banner and display ads that are seen by the general population, every dollar spent on MassRoots advertising puts their product and service directly in front of cannabis consumers. Additionally, the most active users on MassRoots are generally the most active cannabis users, offering an engaging audience for advertisers to communicate with directly.
•	Social Endorsements of Products and Services. The majority of cannabis consumers do not feel comfortable recommending cannabis-related products and services on Facebook, Instagram and Twitter as their family and co-workers follow them on these networks. By introducing a social recommendation tool similar to Facebook’s, MassRoots will allow cannabis consumers to recommend their favorite strains, products and services to their friends on MassRoots and the community at large.
Table of Contents	2

•	Necessity. Currently, Google, Facebook and Twitter prohibit cannabis-related advertising on their networks, forcing cannabis-related companies to rely on magazine, billboard and other alternative forms of advertising that may be far less cost effective due to their broad and un-targeted nature. We believe there is a need for a self-service advertising portal that enables cannabis-related businesses to reach potential customers by digital channels. The MassRoots platform will be compelling for advertisers as it offers direct access to a precise segment of their target market as well as an extensive set of metrics to determine the effectiveness of advertising campaigns.
•	Reaching Consumers on Mobile Devices. Mobile advertising is quickly becoming a valuable and effective way for businesses to market themselves. As MassRoots’ users are almost entirely mobile-based, MassRoots will provide cannabis businesses a unique and extremely valuable channel to reach cannabis consumers directly on their mobile devices.
•	Location-Based Solutions. After a user grants MassRoots permission to use their location, we then have the ability to target advertisements based on a user’s location. For advertisers with physical locations, this will enable them to target their advertising by zip code, ensuring their marketing reaches their target consumers. This will also provide demographic data on emerging cannabis markets, providing value for companies as they improve their offerings locally and begin to expand their operations.

MassRoots’ Value Proposition to Developers:

Over the coming months, we will be introducing an Application Programming Interface (API) to developers looking to integrate MassRoots’ network into their cannabis-related platform. We believe the benefits to developers are:

•	One Click Registration and Sign-In. Users do not like creating usernames, passwords and profiles for every app and website they access, which underlies the recent popularity of the “Sign in with Facebook” button. However, because the majority of cannabis consumers do not feel comfortable syncing their Facebook profile with cannabis-related websites and apps, we believe there is a need for a “Login with MassRoots” button on cannabis-related digital properties. This will not only allow users to sync data between applications and save time, but also give developers access to data and services they otherwise would not have.
•	Real-Time Content Displayed on Digital Properties. Whether it is posts about a cannabis-related event, a particular strain of cannabis, or any given cannabis product, MassRoots’ approximately 275,000 users are constantly posting high-quality, user-generated content that developers will be able to integrate and display on their own websites in real-time in a similar manner as Facebook Pages and Live Tweets.
•	Content Distribution. Similar to users “Pinning” items on Pinterest, MassRoots’ API will allow users to easily share cannabis-related photos, articles, products and events they find on the Internet. This allows content providers to gage which products or articles are most popular or “trending,” gain feedback from the cannabis community and boost their website traffic as they enhance their social reputation.

MassRoots’ Value Proposition to Investors:

For investors looking to capitalize on the rapidly growing cannabis industry permissible under laws of certain states, we believe MassRoots presents a unique and valuable opportunity for the following reasons:

•	Owning the Marketing and Distribution Channel. By creating a network of end cannabis consumers, MassRoots is creating a valuable marketing and distribution channel for cannabis and its ancillary products. MassRoots will give businesses the ability to market their products and services directly to cannabis consumers, on their mobile devices, in a non-intrusive manner - a unique and effective service that we believe will deliver results to the advertiser and create value for MassRoots shareholders.
Table of Contents	3

•	Network Growth as a Barrier to Entry. Network effects have come to dominate consumer habits. Google+ failed to obtain a dominant market share in desktop-based social networking because it wasn’t introduced until Facebook had already conquered the market. Similarly, when Facebook introduced Poke as a competitor to SnapChat in late 2012, it failed to gain market share due to the market dominance already achieved by SnapChat. Even if a well-financed competitor to MassRoots were to emerge, they would not only have to convince users on why their platform is superior, but also get them to switch away from the network their friends are already using – every user that MassRoots gains, every interaction that takes place on our network and every day that we grow, the barrier to entry grows ever higher.
•	The Right Industry, the Right Time, the Right Product. MassRoots sits at the intersection of mobile technology and cannabis, two rapidly growing industries. Per an October 2013 Gallup poll, 58% of the American people support the legalization of cannabis, while 14 states are projected to pass adult-use laws and two states medical-use laws within the next five years. This is projected to cause cannabis sales permitted under certain state laws to grow from $1.43 billion in 2013 to $10.2 billion by 2018. MassRoots has built a mobile network for the cannabis community that has approximately 275,000 users and continues to grow. Over the coming months, we will be adding new features for our users, advertisers and developers that will expand the reach and utility of our network, further accelerating growth and creating significant shareholder value.

Our Products and Services

Our current products include our social network, accessible through our iOS and Android applications along with our website, and MassRoots for Business.

The MassRoots Network

The MassRoots network is accessible as a free mobile application through the iOS App Store, the Google Play Marketplace, and as a website at www.MassRoots.com. These applications and services work in a similar manner as other social networks, such as Facebook, Instagram, Twitter and Vine:

Users may create a profile by choosing a username, setting their password and agreeing to our Terms and Conditions. We do not require users’ real names, email address or phone numbers.

•	Users have the ability to follow other users on the network. By “following” an account, users are essentially “opting-in” to their posts, allowing them to be displayed on their newsfeed.
•	A users’ newsfeed displays all the posts from users in which they follow in reverse-chronological order, with the most recent posts being at the top. A users’ profile page displays all the posts from that particular user.
•	Users have the ability to like, comment and report statuses from other users. By “liking” a status, a user is indicating their approval of the posts’ content. By commenting on a status, users are free to voice their opinions or comments on the posts’ content. By reporting a status, users can flag content that violates our Terms and Conditions, including spam, harassing content and posts about other drugs.
•	Users have the ability to tag other users and use hashtags to categorize posts. By using the “@” symbol followed by a username, users can tag other users in posts they want them to see or if they are included in the picture or post. By using the “#” followed by a categorical word, users can categorize posts based on their content.
•	Users have the ability to post pictures with text captions or just text statuses.
•	Users have the ability to search for users based on their username and the ability to search by hashtag to display all results within a particular category. Users can sort hashtag searches by their popularity or when they were posted.
•	Users have the option to provide their phone number to MassRoots (but is not required) so their friends can search their contacts for friends with a MassRoots profile. Users also have the ability to invite their contacts that are not on MassRoots to join via text message.
•	Whenever an Interaction takes place involving a user (follow, like, comment, tag), they are sent a push notification on their mobile device notifying them of the action.
Table of Contents	4

•	Users have the ability to set their profile to public and private, as well as enabling and disabling web-access. By setting their profile to public, any user on MassRoots’ apps will be able to see the public profile’s posts and follow the account. When a profile is private, another user must request to follow their account and the account owner must grant permission before they can view any of the account’s posts. By setting an account to web-enabled, it allows public profiles to be visible via the MassRoots website. By setting an account to web-disabled, both public and private profiles are not viewable through www.MassRoots.com.

We designed our product in that way so a significant portion of our users would immediately feel comfortable with the design and functionality of our app. We believe this serves as a solid foundation from which we can develop additional features specifically for the cannabis community, such as giving users the ability to tag the particular strain of cannabis they are consuming. The MassRoots Android application saw the greatest improvement in user-experience and functionality over the course of 2014 and is now more advanced than our iOS Application in many aspects, such as our new Discover page that gives users more effective ways to find the best content on our network.

Focus on Recruitment of Developers

In late 2014, MassRoots started prioritizing technical recruitment as one of main areas of focus – the quality of the products we produce is directly correlated to the quality and skill of the developers we are able to bring on board. To that end, we’re competing against Google, Facebook and well-funded Silicon Valley start-ups for a limited pool of technical talent. Our mission of empowering and connecting the cannabis community may be a compelling and unique reason for many of these developers to consider joining MassRoots; however, in order to close the deal, we must offer competitive compensation to what they could be earning at these other companies. This simply was not feasible after MassRoots raised a $150,000 seed round in fall of 2013 or the $475,000 round in March of 2014 – these rounds would have barely covered the costs of a few developers, let alone our other operational costs. This will be a capital-intensive undertaking that we believe will result in the best products and software for businesses and consumers in the cannabis industry.

MassRoots Store

MassRoots also operates MassRootsStore.com, an e-commerce platform built on the Shopify Platform. Visitors are able to order MassRoots t-shirts, jars and stickers by selecting the products they would like to order, entering their shipping and billing information and confirming the order. MassRootsStore.com is not part of the Company’s primary business plan we do not expect it to be a main focus of the Company as we grow.

MassRoots for Business

Since January 2014, MassRoots has been internally beta testing several strategies to boost the followers of businesses, the number of likes they receive per post and engagement amongst their follower base. We involved approximately 30 companies in these tests, including vaporizer, edible and dispensary brands, in an attempt to minimize outside factors, such as the popularity of one particular brand. These beta tests involved MassRoots’ self-service advertising portal known as MassRoots for Business, that allow businesses to promote posts within their target users' news feeds. It operates in a matter similar to the one described herein:

•	A business will register for the advertising portal with their name, business name, email address, phone number, MassRoots username and password (to verify ownership of a particular page).
•	A MassRoots employee will then review the account to ensure they are in full compliance with state law. This may involve requiring the dispensary to provide their state dispensary license.
•	The business will then be able to access the advertising portal, which will consist of five main pages: Dashboard, Posts, Profile, Billing and Contact.
•	On the Dashboard, a business will be able to view all the main analytics regarding their account: their follower count, likes per post, total reach of their posts and advertising, and balance on their account. Interactive graphs will allow businesses to track these metrics over time.
Table of Contents	5

•	On the Posts page, businesses will be able to schedule posts, view analytics, and promote popular content.
•	On the Profile page, businesses will be able to edit their description, username, profile picture, URL, address, contact email, contact phone number and schedule future posts.
•	On the Billing page, businesses will be able to enter their credit card information and view past receipts of payment. The advertising portal will operate on a pre-paid basis.
•	On the Contact page, businesses will be able to contact a MassRoots employee with any questions or issues.

While we had originally planned to launch MassRoots for Business for widespread use in Q4 2014, several factors delayed our decision to launch. We formally launched MassRoots for Business to Colorado businesses in March 2015. As of March 24, 2015, we currently have over 50 dispensaries actively posting on our network and we are not charging dispensaries to create an account and distribute content to their followers. We view this an opportunity to introduce MassRoots to the business community, build a working relationship, and then push additional, paid features out over time, such as sponsored posts and other advertising options. As with our user-facing applications, our focus is to get businesses using the applications.

Monetization of Our Network and Other Long Term Plans

While MassRoots does not collect users’ names, email addresses or phone numbers, we still collect a sufficient amount of information to effectively monetize our network. For instance:

•	Based on the nature of someone downloading and using MassRoots, we know they are an active cannabis consumer or enthusiast.
•	When a user accesses MassRoots’ apps and websites, we are able to collect users’ location information down to the zip code.
•	Based on the pictures and hashtags a user posts, we can determine what type of cannabis they prefer to consume; how they prefer to consume it; what time of day they are most active.
•	Based on the usertags that a user posts, we can determine who their friends are and who is within their social circle of influence.

Because we do not collect personally-identifiable information, this data has relatively little value outside of our network, so MassRoots has no intention of selling or disclosing this information. However, it has significant value when used to target advertising and services directly to users within the MassRoots network; therefore, it is of the highest importance that MassRoots is able to build out products and services that keep our users engaged and on the network for extended periods of time. The amount of revenue MassRoots may be able to generate per user is directly correlated to the time they spend on the network, their engagement with other users and the quality of posts they put on the network. Additionally, the number of Apps, Websites and Services built using MassRoots’ APIs will also significantly impact the value per user – so long as MassRoots is integrated with these 3rd party applications, we will be able to collect data, serve advertising and boost engagement to, from and between our users, increasing their value.

When we reach a critical mass of users and as the relevant state regulations permit, we will begin pushing updates to our applications to facilitate order ahead, delivery, and in-app purchase of ancillary products. When fully developed, we will be able to deploy these features to hundreds of thousands of users simultaneously on a platform they’re already using for their marijuana-related activities. We do not believe we will have the development resources to launch these features until late 2015 or early 2016.

Table of Contents	6

Users Growth and Product Distribution Channels

The MassRoots app is distributed free of charge through the iOS App Store and the Google Play Marketplace. Prospective users can search for MassRoots on these platforms, read user-reviews and make a decision on whether to download and utilize the MassRoots app. The MassRoots network is also accessible on through desktop and mobile web browsers by navigating to www.MassRoots.com. Our MassRoots for Business portal is distributed at Business.MassRoots.com where businesses may request access.

MassRoots has primarily gained users through organic growth - users telling their friends to join the network. This is supported by the number of endorsements MassRoots receives on Instagram and Twitter, viewable by searching “#MassRoots”.

MassRoots also retains the owners of several widely-followed Instagram, Facebook and Twitter accounts as independent contractors. We quickly discovered that Instagram was one of the most effective ways to gain new users and re-engage with existing ones. We estimate there are over 2,000,000 people actively posting about cannabis or following cannabis-related pages on Instagram – our team viewed this as the easiest market for us to capture as these users were already discussing cannabis in a social environment on a mobile application. We currently have one of the largest cannabis-related followings on Instagram at www.Instagram.com/MassRoots. with 162,000 followers as of March 23, 2015 and we utilize the platform to highlight the best content from our community as well as engaging in pro-legalization advocacy.

Apple App Store Removal, User Support and Restatement

On November 4, 2014, the MassRoots App was removed from Apple’s iOS App Store due to what we originally believed was a compliance issue with the App Store review team. Existing iOS users were still able to access and use the MassRoots App, however new users were prohibited from downloading it. We discovered that this was a result of the App Store review team changing their app enforcement guidelines to prohibit all social cannabis applications.

When we learned of the true nature of this policy change, we immediately began organizing the cannabis community and industry against it. In early January 2015, we co-signed a letter to Apple’s CEO, Tim Cook, along with several cannabis business leaders, arguing that the App Store’s policies were stifling innovation in the cannabis industry. Over 10,000 of our users sent personal emails to Apple advocating why MassRoots should return to the App Store – with their arguments ranging from freedom of speech and expression to cannabis patients suffering from anxiety who need social support networks. In early February 2015, an App Store representative informed us Apple had revised their enforcement guidelines – social cannabis applications that were geo-restricted to the 23 states with medical cannabis laws were once again permitted. On February 12, 2015, MassRoots returned to the App Store.

While we are grateful to Apple for reversing its decision, we cannot guarantee this policy will remain in place. The iOS App Store is one of the largest content distribution channels in the world and is the only way to effectively distribute software to the 41.6% of the United States population who own iPhones and iPads. The iOS App Store review team is essentially a primarily regulator for our product – they decide what rules all applications in the iOS App Store must operate by and how to enforce those regulations. The rules related to cannabis-related apps are not published, are arbitrarily enforced, and the App review and appeal processes are conducted in secret without public oversight. MassRoots will continue to push for a more open and transparent app review process – especially when such policies and decisions directly impact a large portion of the population – but there is no guarantee we will be successful in those efforts.

MassRoots has not encountered any regulatory issues with the Google Play Store nor have any of our competitors. Under their respective developer license agreements, Apple, Inc. and Google, Inc. have the right to update their iOS App Store and Play Store policies, respectfully, to prohibit cannabis-related applications at any time. This could result in many prospective users being unable to access and join our network and existing users being unable to access our App.

Table of Contents	7

Market Conditions

Cannabis Market Growth and Current Trends

Since the MassRoots app first launched in July 2013, there have been a series of events that have help further shape the development of the cannabis and mobile technology industries:

•	On August 29, 2013, Deputy Attorney General James Cole issued a memo (“The Cole Memo”) in response to certain states passing measures to legalize the medical and adult-use of cannabis. The Cole Memo does not alter the Department of Justice's authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law, but does recommend that U.S. Attorneys to focus their time and resources on certain priorities, rather than businesses legally operating under state law. These guidelines focus on ensuring that cannabis does not cross state lines, keeping dispensaries away from schools and public facilities, strict-enforcement of state laws by regulatory agencies, among other priorities.

•	On January 1, 2014, the first sales of cannabis for adult-use permissible under state law took place in Colorado. This event resulted in significant media coverage for the industry. Since that time, two other states have made adult-use permissible under their state law and several states have ballot proposals pending at upcoming elections.

•	On February 14, 2014, the Departments of Justice and Treasury issued a joint memo allowing banks and financial institutions to accept deposits from dispensaries operating legally under state law. In most cases, dispensaries had been forced to operate on a cash basis, presenting significant security and accounting issues. This was a major step in legitimizing and accepting the cannabis industry on a national level.

Public Support for Legalization Increasing

A Gallup poll conducted in October 2013 found that 58% of the American people supported legalizing the adult-use of cannabis, an increase of 22% from 2005 alone. This is the first time in American history the majority of registered voters support the full legalization of cannabis for adult-use. Moreover, of 67% participants aged 35 and below voted in support of recreational adult-use, setting the trend for years to come.

A 2013 ArcView Market Research report predicts an additional 14 states will legalize the adult-use of cannabis and two states will legalize medical-use within the next five years. If public support for cannabis legalization continues to increase, we believe it is likely that Federal policies towards marijuana will be reformed. The combination of additional states legalizing adult-use under state law, expansion of medical-use provisions in states where it is currently permitted under state law and increased public awareness is projected to cause marijuana sales permitted under state law to grow from $1.43 billion in 2013 to $10.2 billion in 2018, according to ArcView Market Research.

The Rise of Mobile-First Networking

The popularity, market share and value of mobile-first networks are surging, especially if focused on a niche market.

•	In August 2012, Facebook acquired Instagram for $521 million, a network without significant revenue, but a user base of approximately 100 million.
•	In late 2013, Facebook bid a reported $3 billion to purchase SnapChat, which was rejected by SnapChat’s Board of Directors.
•	In early 2014, Facebook acquired WhatsApp for a reported $18 billion in cash and stock.

Table of Contents	8

Additionally, there has been rapid growth in other mobile user driven niche networks, such as: Whisper (anonymous confessions) recently raised $30 million at a reported $200 million valuation; Vine (short videos) was acquired pre-launch by Twitter for $30 million; and Badoo (adventurers) has a reported valuation of $2 billion.

The Intersection of Mobile, Niche-Networking and Cannabis

MassRoots’ top priority will remain expanding our user-base and increasing engagement on the network. In addition to strengthening MassRoots’ standing within the cannabis community, public markets have placed significant value on rapidly expanding networks, as seen by the market capitalizations and price-to-earnings ratios (where applicable) in the social networking industry. As a mobile-first network focused on the cannabis industry where permitted under state laws, MassRoots is poised to take advantage of the increasing popularity of mobile devices, the emergence of a multi-billion dollar cannabis industry and the decelerating growth of Twitter and Facebook.

We believe that MassRoots is currently the largest and most active social network of cannabis consumers. As of March 4, 2015, MassRoots has gained 275,000 users and facilitated 75 million user-to-use interactions.

Cannabis Related Market Conditions that Could Limit Our Business

Cannabis is a Schedule I Controlled Substance under Federal law and, as such, there are several factors that could limit our market and our business. They include, but are not limited to:

•	The Federal government and many private employers prohibit drug use of any kind, including cannabis, even where it is permissible under state law. Random drug screenings and potential enforcement of these employment provisions significantly reduce the size of the potential cannabis market;
•	Enforcement of Federal law prohibiting cannabis occurs randomly and often without notice. This could scare many potential investors away from cannabis-related investments and makes it difficult to make accurate market predictions;
•	There is no guarantee that additional states will pass measures to legalize cannabis under state law. In many states, public support of legalization initiatives is within the margin of error of pass or fail. This is especially true when a supermajority is needed to pass measures, like in Florida where a state constitutional amendment permitting medical cannabis has been proposed, but requires 60% approval to pass. Changes in voters' attitudes and turnout have the potential to slow or stop the cannabis legalization movement and potentially reverse recent cannabis legalization victories;
•	There has been some resistance and negativity as a result of recent cannabis legalization at the state level, especially as it relates to drugged driving. The lack of clearly defined and enforced laws at the state level has the potential to sway public opinion against marijuana legalization; and
•	Even if the Federal government does not enforce the Federal law prohibiting cannabis, the legality of the state laws regarding the legalization of cannabis are being challenged through lawsuits. Oklahoma and Nebraska recently sued Colorado over the legalization of cannabis, and other lawsuits have been brought by private groups and local law enforcement officials. If these lawsuits are successful, state laws permitting cannabis sales may be overturned and significantly reduce the size of the potential cannabis market and affect our business.

Patents and Trademarks

On March 31, 2014, we applied for a trademark of the “MassRoots, Inc.” name in the United States. However, several factors, including the Company’s app being removed from Apple’s iOS App Store, required the Company to focus its resources in other areas, away from completing the trademark application process. The Company intends to reapply for this trademark in the second quarter of 2015.

Table of Contents	9

Competitors, Methods of Completion, Competitive Business Conditions

We do not believe that we face significant direct competition in the “social network for the cannabis community” sector. No other network in the space currently has a significant user base or significant outside funding.

MassRoots competes with Facebook, Instagram and Twitter, and other social networks for users’ engagement; many of these competing social networks have substantially more financial resources, a better user-experience and a significantly larger user-base than MassRoots. Our differentiator is that MassRoots is solely dedicated to cannabis-related content, information most users do not feel comfortable sharing on these other networks as it may jeopardize their personal and professional reputations. Additionally, MassRoots is developing specialized features for the cannabis industry (such as a strain tagger) that competing networks likely will not spend the time and resources to develop given that only a small portion of their user-base consumes cannabis. This density of cannabis consumers and content is what makes MassRoots attractive to cannabis consumers and serves as our main competitive advantage.

Network effects have come to dominate consumer habits, which can provide protection to networks such as MassRoots. Google+ failed to obtain a dominant market share in desktop-based social networking because it wasn’t introduced until Facebook had already conquered the market. Similarly, when Facebook introduced Poke as a competitor to SnapChat in late 2012, it failed to overtake SnapChat due to the market dominance already achieved by SnapChat. Even if a well-financed competitor to MassRoots were to emerge, they would not only have to convince users on why their platform is superior, but also get them to switch away from the network their friends are already using. Every user that MassRoots gains, every interaction that takes place on our network and every day that we grow, the barrier to entry to competitors becomes higher.

While it is true that some networks, such as Friendster and MySpace, failed after building significant user-bases, we believe a primary reason for their failure was technical: their platforms underwent routine maintenance that took the network offline for hours at a time and they did not focus on the underlying user-experience, and overwhelmed the users with advertisements. This created opportunities for well-financed competitors to emerge. We believe that by employing a similar strategy to other successful social networks and maintaining a focus on the user experience, this, combined with strong network effects of our large user-base, will allow us to create and maintain significant long-term shareholder value.

MassRoots competes with other cannabis networks such as WeedMaps, Leafly and THC Finder for advertisers’ dollars. WeedMaps and THC Finder are platforms that allow users to find and review dispensaries. Leafly is primary a strain-guide that allows users to find information on strains, add a review and find it a dispensary closest to the user. In most situations, cannabis consumers are not looking to change dispensaries often. All of these services – WeedMaps, Leafly and THC Finder – lack the daily, weekly and monthly recurring usage that drives long-term value for advertisers. We believe that MassRoots’ recurring usage and the ability to target advertisements to users based on their previous posts will present a superior value proposition to advertisers.

Fundraising During the Year and Our Reorganization

During 2014, we spent considerable effort on fundraising to support the operations of the Company. This included the following:

On March 18, 2014, as part of a Plan of Reorganization entered into by the Company, (i) all preferred shareholders converted their shares of stock into common stock as was outlined in our certificate of incorporation; (ii) the Company’s certificate of incorporation was amended to allow for the issuance of 200,000,000 shares of our common stock, (iii) the Company’s current shareholders exchanged their shares of our common stock for the pro-rata percentage of 36,000,000 shares of our common stock (the “Exchange”).

Table of Contents	10

On March 24, 2014, we completed an offering (“March 2014 Offering”), under which we offered $475,000 of our securities to certain accredited and non-accredited investors consisting of (i) $269,100 of principle face amount Debentures convertible into shares of the Corporation’s common stock at $0.10 per share, together with the Debenture Warrants, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock underlying the Debentures, at $0.40 per share; and (ii) 2,059,000 shares of our common stock at $0.10 per share, together with a warrant, exercisable into an amount of our common stock equal to fifty percent (50%) of the Common Stock purchased, at $0.40 per share. Additionally, as payment for consulting services provided in relation to the March 2014 Offering, we issued Dutchess Opportunity Fund, II LP (“Dutchess”) a warrant exercisable into 4,050,000 shares of our common stock at $0.001 per share and a warrant exercisable into 2,375,000 shares of our common stock at $0.40 per share. Further, in connection with the March 2014 Offering, we entered into certain registration rights agreements, whereby we agreed to register our then outstanding shares with the Securities and Exchange Commission (“SEC”), pursuant to a registration statement (“Registration Statement”) filed under the Securities Act of 1933 (“Securities Act”). The Registration Statement became effective on September 15, 2014.

From September 15 to December 31, 2014, we completed a separate offering of $524,000 of our securities to certain accredited and non-accredited investors consisting of 1,048,000 shares of our common stock, with a warrant, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock purchased, at $1.00 per share.

We expect to have to continue to raise funds during fiscal 2015 to support our business.

Government Regulation

As of the date of this Annual Report on Form 10-K, the Company has performed minimal advertising which has not included advertising for cannabis itself or any cannabis infused products. As such, we do not believe our activities have violated Federal law. Over the coming months, our business plan includes allowing cannabis dispensaries to advertise on our network which we believe could be deemed to be aiding and abetting illegal activities, a violation of Federal law. We intend on remaining within the guidelines outlined in the Cole Memo (as more fully described in this Annual Report), which does not alter the Department of Justice's authority to enforce Federal law, including Federal laws relating to cannabis, but does recommend that U.S. Attorneys prioritize enforcement of Federal law away from the cannabis industry operating as permitted under certain state laws so long as certain conditions are met. However, we cannot provide assurance that we are in full compliance with the Cole Memo or any other laws or regulations

Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Sources and Availability of Raw Materials

We do not use raw materials in our business

Employees and Consultants

MassRoots has sixteen full-time employees and three full time independent contractors.

Backlog of Orders

We have no backlog of orders.

Seasonal Aspect of our Business

None of our products are affected by seasonal factors.

Table of Contents	11

Reports to Security Holders

We are required to file reports and other information with the SEC. You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings are available to you free of charge at the SEC's web site at www.sec.gov. We are an electronic filer with the SEC and, as such, our information is available through the Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. This information may be found at www.sec.gov and posted on our website at investors.massroots.com/.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our executive and administrative headquarters are currently located in a total of 2,800 square feet at 2247 Federal Blvd. Denver, CO 80211. This location is co-leased by the Company, along with CannaBuild, LLC, from 2247 Federal Boulevard, LLC pursuant to a written lease which expires on July 22, 2015 and contains an option for a one year renewal at the same monthly rate. This location is shared with CannaBuild, LLC, which pays a portion of the monthly rent. The lease is for a total of $3,450 per month, which, pursuant to an expense sharing agreement between the Company and CannaBuild, LLC, the Company is responsible for paying $2,250 per month.

On March 20, 2015, we executed a lease with RVOF Market Center, LLC to rent 3,552 square feet of office space at 1640 Market Street, Denver, CO 80202 for a term of 37 months, under which the Company will pay a base rate of $0 for the first month, $8,288 for months two through 13, $8,584.00 for the months 14 through 25, and $8,880.00 for the months 25 through 37. We expect to move our executive and administrative headquarters to this location during the second quarter of 2015. We do not expect to incur a significant cost related to this move.

The Company had previously rented virtual office space from Opus Virtual Offices, which provides conference rooms, mail forwarding and call answering for $99 per month ($1,188 on an annual basis). This lease was cancelled by the Company and expired September 14, 2014. We do not own any properties or land.

We believe that our facilities are adequate for our current needs and that, if required, we will be able to locate suitable new office space and obtain a suitable replacement for our executive and administrative headquarters.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents	12

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for our common stock. Although our common stock is not currently listed on a public exchange, we are in the process of having our common stock quoted on the OTCQB. There can be no assurance that such an application for quotation will be approved. In the event we are successful in our attempts to have a market maker quote our stock on the OTCQB, we will need to comply with ongoing reporting requirements in order to insure that the market maker will continue to quote our stock.

Our common stock may never be quoted on the OTCQB, or, even if quoted, a liquid or viable market may not materialize. There can be no assurance that an active trading market for our shares will develop, or, if developed, that it will be sustained.

As of March 10, 2015, there were approximately 71 holders of record of the Company's common stock as determined from the Company's transfer agent's list.

As of March 10, 2015, 200,000,000 shares of common stock, $0.001 par value per share were authorized and 21 shares of Series A Preferred Stock were authorized. As of March 10, 2015, there were 41,179,000 shares of our common stock issued and outstanding and 0 shares of Series A Preferred Stock issued and outstanding.

As of March 10, 2015, 11,946,000 shares of our common stock were subject to convertible debentures or warrants to purchase our common stock, 2,420,000 shares of common stock issuable upon the exercise of options.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

From October 1, 2014 until December 31, 2014, we completed sales of $405,000 of our securities to certain accredited and non-accredited investors consisting of 202,500 shares of our common stock at $0.50 per share, with a warrant, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock purchased, at $1.00 per share.

On September 15, 2014, the Company’s Registration Statement on Form S-1 (File No. 333-196735) as filed with the SEC became effective. Under the Registration Statement, we registered the sale of an aggregate of 50,400,000 shares of our common stock held by certain selling security holders (identified in the Registration Statement). The selling security holders may sell these shares from time to time in the open market at prevailing prices or in individually negotiated transactions, through agents designated from time to time or through underwriters or dealers. All of the shares registered in the Registration Statement were registered for the account of the selling security holders. The Company will not receive any proceeds from the sale of the shares of our common stock by the selling security holders.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Table of Contents	13

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with financial statements and notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in “Risk Factors” section of the Company’s prospectus, dated and filed with the SEC on September 15, 2014.

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

Our operational expenditures are primarily related to development of the MassRoots platform, marketing costs associated with getting users to join our network and engage with other users, and the costs related to being a fully reporting company with the Securities and Exchange Commission. As of March 24, 2015, MassRoots has built a network of 275,000 Users and facilitated 75 million Interactions. This growth has been aided by the growing use of mobile applications and the popularity of the cannabis legalization movement among young adults, our primary users.

Results Of Operations

Since inception on April 24, 2013, and during the year ended December 31, 2014, our business operations have been primarily focused developing our mobile applications, websites and increasing our user base.

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

For the year ended December 31, 2014 we generated $9,030 in advertising revenues, while we generated $470 in advertising revenues from April 24,2013 (inception) through December 31, 2013. For the 6 months ended December 31, 2014, we generated $7,291 in advertising revenues, while we generated $1,739 in advertising revenues from January 1 to June 30, 2014. This revenue was primarily generated from our Marijuana Tech Startup Weekend we hosted in late September 2014, an event designed to recruit development talent for the MassRoots team. These revenues are not indicative of our future monetization strategy and will most likely decrease during the early part of 2015.

For the year ended December 31, 2014 we incurred $1,615,563 in operating expenses, related principally to stock warrants issued for services and legal expenses.  Excluding expenses related to the stock warrants, common stock and stock options issued for services, our total operating expenses for the year ended December 31, 2014 was $969,834. These expenses were primarily related to the continuous development of new features for the MassRoots App, advertising to expand MassRoots’ userbase during 2014 and costs related to filing our S-1 Registration Statement with the Securities and Exchange Commission. Operating expenses for 2015 are likely to increase above 2014’s as we continue to expand the MassRoots Team and invest significant resources in scaling our userbase.

From April 23, 2013 (inception) through December 31, 2013, we incurred $919,593 in operating expenses.  Expense related to equity awards (common stock and options) issued for services by our executive officers was the largest category of expense, totaling $832,797.  Excluding expenses related to the equity grants, our total operating expenses cumulative since inception through December 31, 2014 was $86,796.

Table of Contents	14

Product Trends and User Growth

MassRoots started 2014 with fewer than 20,000 users and as those people were mainly the early adopters, their usage patterns and feedback weren’t necessary indicative of the larger market. We knew that if MassRoots was to continue to scale, we would need to adjust our branding and marketing strategy to appeal to a wide variety of cannabis consumers and reach them in environments where our messaging would have the most impact.

During the year, we utilized social networks, such as Instagram to help expand our user base. We viewed this as a strong potential market for us to capture as these users were already discussing cannabis in a social environment on a mobile application. MassRoots currently has one of the largest cannabis-related followings on Instagram with 162,000 followers as of March 23, 2015 and we utilize the platform to highlight the best content from our community as well as engaging in pro-legalization advocacy.

By April 2014, MassRoots had scaled to 100,000 users and continued to reinvest in our network. By late September 2014, MassRoots had scaled to over 170,000 users.

We designed our product in that way so a significant portion of our users would immediately feel comfortable with the design and functionality of our app. We believe this serves as a solid foundation from which we can develop additional features specifically for the cannabis community, such as giving users the ability to tag the particular strain of cannabis they’re smoking. The MassRoots Android Application saw the greatest improvement in user-experience and functionality over the course of 2014 and is now more advanced than our iOS Application in many aspects, such as our new Discover page that gives users more effective ways to find the best content on our network.

Since MassRoots’ inception, we have been focused on building an active and engaged community on our platform, not generating revenue. When we reach a critical mass of users and state regulations permit, we will begin pushing updates to our applications to facilitate order ahead, delivery, and in-app purchase of ancillary products. When fully developed, we will be able to deploy these features to hundreds of thousands of users simultaneously on a platform they’re already using for their marijuana-related activities. We do not believe we will have the development resources to launch these features until late 2015 or early 2016.

We formally launched MassRoots for Business, a suite of tools and analytics to help businesses better engage with the MassRoots community, to Colorado businesses in March 2015. We currently have over 50 dispensaries actively posting on our network and we are not charging dispensaries to create an account and distribute content to their followers. We view this an opportunity to introduce MassRoots to the business community, build a working relationship, and then push additional, paid features out over time such sponsored posts. Like our user-facing applications, we believe the most important thing is get people using our products. Prospective businesses may request access at Business.MassRoots.com.

Throughout 2014, Colorado increasingly emerged as the leading adult-use cannabis market with strong, effective regulations and a healthy business ecosystem. We believe that whatever products and services are able to capture the Colorado market will export to the rest of the country as legalization spreads. Our main focus in 2015 is to continue to capture market share of both users and dispensaries in Colorado and other areas.

We believe that MassRoots is the largest and most active social network of cannabis consumers. Over the coming months, MassRoots plans to develop or review potential acquisitions of leading software solutions for consumers, businesses and developers in the cannabis industry

Table of Contents	15

Liquidity And Capital Resources

Fundraising

On March 24, 2014, we completed the March 2014 Offering, where we offered $475,000 of our securities to certain accredited and non-accredited investors consisting of (i) $269,100 of principle face amount debentures convertible into shares of the Corporation’s common stock at $0.10 per share (the “Debentures”), together with the warrants, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock underlying the Debentures, at $0.40 per share; and (ii) 2,059,000 shares of our common stock at $0.10 per share, together with a warrant, exercisable into an amount of our common stock equal to fifty percent (50%) of the Common Stock purchased, at $0.40 per share.

From September 15, 2014 to December 31, 2014, we completed an offering of $524,000 of our securities to certain accredited and non-accredited investors consisting of 1,048,000 shares of our common stock at $0.50 per share, with a warrant, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock purchased, at $1.00 per share.

Cash on Hand

Our current cash on hand as of December 31, 2014 was $141,928. Our cash on hand as of December 31, 2013 was $80,479.  The increase of cash on hand was primarily due to further issuances of our common stock for cash, offset significantly by increases in our operating expenses due to becoming a public company and continuing to expand MassRoots’ payroll and advertising budgets.

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

Use of Cash

We had net cash used in operations for the year ended December 31, 2014 and from April 23, 2013 (inception) to December 31, 2013 of $922,956 and $85,052, respectively. For the year ended December 31, 2014, net cash used was mainly attributed to our loss of $2,436,142 offset by the cash provided from stock warrants and stock options issued for services and change in derivative liabilities. While from April 23, 2013 (inception) through December 31, 2013, the $85,052 cash used was attributed to loss for the period offset by cash provided by equity issuances for services.

Table of Contents	16

We had net cash used in Investing activities for the year ended December 31, 2014 and April 23, 2013 (inception) thru December 31, 2013 of $14,667 and $1,522, respectively.

We had net cash used in financing activity for the year ended December 31, 2014 and April 23, 2013 (inception) through December 31, 2013 of $999,072 and $167,053, respectively. These amounts were attributed to equity issuances throughout the periods.

Required Capital Over the Next Fiscal Year

We believe we will have to raise an additional $2.5 million to fund our operations through the end of the 2015 fiscal year, including roughly $250,000 to remain current in our filings with the SEC. There can be no guarantee or assurances that we will be able to raise such capital and if we do, it will likely dilute existing shareholders. We do not believe we will generate significant revenue until at least fiscal year 2016 and there can be no assurances that we will be successful in our initiatives or reach profitability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this report appear as indexed in the appendix to this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Accounting Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this Report was prepared.

Table of Contents	17

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer (our Chief Executive Officer and Chief Financial Officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (“1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Table of Contents	18

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014. We concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

Not applicable.

Table of Contents	19

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names and ages of our Directors and Executive Officers are set forth below. Our By-Laws provide for not less than one and not more than nine Directors. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position and Term
Isaac Dietrich	22	Director and Chairman of the Board (Since 2013), Chief Executive Officer (Since 2013)

Tripp Keber	45	Director (Since 2014)

Stewart Fortier[1]	24	Director (Since 2014), Chief Technology Officer (Since 2013)

Ean Seeb	38	Director (Since 2014)

Tyler Knight	23	Director (Since 2014), Chief Marketing Officer (Since 2013)

Hyler Fortier[1]	22	Chief Operations Officer (Since 2013)

Jesus Quintero	52	Chief Financial Officer (Since 2014)

1 Stewart Fortier and Hyler Fortier are siblings.

Isaac Dietrich, Chief Executive Officer, Chairman of the Board and Director - Isaac Dietrich is the founder, CEO, and Chairman of the Board of MassRoots, each since our inception. He is responsible for executing our strategic business development. In June 2012, Mr. Dietrich co-founded RoboCent, Inc., a self-service call platform that reached $300,000 in revenue in its first 18 month, and currently serves as President and majority shareholder. He also founded Tidewater Campaign Solutions, LLC, a Virginia Beach-based political strategy firm that was retained by more than 30 political campaigns and political action committees from January 2010 to December 2012.

In April 2012, Mr. Dietrich was a finalist for Peter Thiel’s 20 Under 20 Fellowship and was featured in the CNBC documentary “Transforming Tomorrow.” We believe Mr. Dietrich has the business experience in both scalable technology companies and political strategy to successfully lead the development and growth of the Company.

Tripp Keber, Director – Tripp Keber has served as a Director of MassRoots since 2014. Mr. Keber also is a co-founder and Chief Executive Officer of Dixie Elixirs & Edibles, a Colorado licensed medical marijuana infused products manufacturer. He is a founding director of the National Cannabis Industry Association, and, since 2013, has served as a director of the Marijuana Policy Project. He is also an advisory board member of the Medical Marijuana Industry Group in Colorado. In his current role as CEO of Dixie, Mr. Keber is responsible for the overall strategy, licensing, marketing, branding and expansion efforts related to the Dixie brand, both domestically and internationally. Mr. Keber has been featured on CBS’s 60 Minutes and CNBC.

Table of Contents	20

Prior to joining Dixie, Mr. Keber served as Chief Operating Officer for Bella Terra Resort Development Company, and EVP of Business Development for Sagebrush Realty Development. He has a BS in Political Science from Villanova University and currently resides in both Aspen and Denver, CO with his family. He is involved in several charitable organizations located within his community and assists in the research and development of cannabis support for veterans suffering from PTSD. As an experienced leader in the legal cannabis industry, we believe that Mr. Keber will use his experience and industry knowledge to help guide our leadership team.

Ean Seeb, Director – Ean Seeb has served as a Director of MassRoots since 2014. Mr. Seeb is also the co-owner and manager of Denver Relief LLC, a Colorado medical cannabis operation. As a founding partner of Denver Relief Consulting LLC and seasoned cannabis dispensary operator, Mr. Seeb has significant experience navigating complex legislation and regulatory demands unique to legal cannabis operations. He serves as Chair of the National Cannabis Industry Association and holds leadership positions with charitable organizations focused on a range of social causes, from civil rights to sustainable volunteer farming. Ean has been actively involved with non-profit groups for over two decades. His years of humanitarian experience lead Ean to conceptualize and develop a cannabis-centric service organization called the Denver Relief GREEN TEAM in 2009. He holds a B.S. degree in Business Administration with an emphasis in Computer Information Systems from University of Northern Colorado. We believe that Mr. Seeb will use his experience and industry knowledge to help guide our leadership team.

Stewart Fortier, Chief Technology Officer, Director - Stewart Fortier is a co-founder and Director of MassRoots, and has served as Chief Technology Officer since our inception. Mr. Fortier is responsible for the development of our iOS application and technical strategy. He is a self-taught software developer with an interest in both entrepreneurship and technology. Prior to joining MassRoots, Mr. Fortier worked for a real estate development company in Washington, D.C., where he was responsible for the underwriting of commercial and multifamily acquisitions. Previously, Mr. Fortier served as a technical adviser to RoboCent, Inc. from June 2012 to April 2013.

Mr. Fortier holds a Bachelor of Arts in Economics and Religious Studies from the University of Virginia. We believe Mr. Fortier has the technical and business experience and skill to be successful in both his Chief Technology Officer and Director roles.

Tyler Knight, Director and Chief Marketing Officer - Tyler Knight is a co-founder, Director and Chief Marketing Officer of MassRoots, responsible for user-acquisition and key marketing channel relations. Prior to joining the MassRoots team, Mr. Knight served as Chief Operations Officer for RoboCent, Inc. from January 2013 to April 2013, playing a key role in acquiring more than 250 clients and growing the scalable call platform to $300,000 in revenue in its first 18 months. He also worked on several political campaigns from January 2010 to December 2012, including serving as Deputy Field Director on Ben Loyola’s 2011 campaign for state Senate. Prior to joining MassRoots, Mr. Knight studied marketing at Old Dominion University.

Hyler Fortier, Chief Operations Officer - Hyler Fortier is a co-founder of MassRoots and its Chief Operations Officer, since inception. Mrs. Fortier is responsible for our user interface design, marketing graphics and company presentation materials. Previously, she served in the same position at RoboCent Inc. from June 2012 to April 2013. Ms. Fortier graduated from James Madison University’s School of Business with a Marketing degree in May 2014. She has extensive knowledge of graphic design, video rendering and user interface software, especially as they can be applied to enhance user-engagement and retention. She is also active in JMU’s Society of Entrepreneurs, often speaking at clubs and events about the need for women to hold more executive positions in business.

Jesus Quintero, Chief Financial Officer - Jesus Quintero joined MassRoots as its Chief Financial Officer in May 2014. From January 2013 to October 2014, Mr. Quintero has also served as Brazil Interactive Media’s Chief Financial Officer. He has previously served as a financial consultant to several multi-million dollar businesses in Florida. Mr. Quintero has extensive experience in public company reporting and SEC/SOX compliance, and held senior finance positions with Avnet, Inc., Latin Node, Inc., Globetel Communications Corp. and Telefonica of Spain. His prior experience also includes tenure with PricewaterhouseCoopers and Deloitte & Touche. Mr. Quintero earned a B.S. in Accounting from St. John’s University and is a certified public accountant. He is fluent in English and Spanish, and conversant in Brazilian Portuguese.

Table of Contents	21

Legal Proceedings

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries.

None of our executive officers or directors have (i) been involved in any bankruptcy proceedings within the last five years, (ii) been convicted in or has pending any criminal proceedings (other than traffic violations and other minor offenses), (iii) been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or (iv) been found to have violated any Federal, state or provincial securities or commodities law and such finding has not been reversed, suspended or vacated.

Corporate Governance

The Company’s Board of Directors is composed of five members: Isaac Dietrich, who serves as Chairman of the Board, Ean Seeb, Tripp Keber, Stewart Fortier and Tyler Knight. Messrs. Dietrich and Fortier are not “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Exchange Act, as amended.

We do not have any standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. All Board actions have been taken by Written Action rather than formal meetings.

We currently have a Code of Ethics applicable to our principal executives, financial and accounting officers. A copy of the Code is available at our investors website: investors.massroots.com.

Section 16(A) Beneficial Ownership Reporting Compliance

Currently, we do not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and consequently Section 16(a) is not currently applicable to our executive officers, directors or stockholders.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 2247 Federal Blvd., Denver, CO 80211, Attention: General Counsel. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our “named executive officers” for the 2014 fiscal year consisted of the following individuals:

•	Isaac Dietrich, our Chief Executive Officer
•	Stewart Fortier, our Chief Technology Officer
•	Tyler Knight, our Chief Marketing Officer

Table of Contents	22

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and our two most highly compensated executive officers who occupied such position at the end of our last fiscal year for all services rendered in all capacities to us during the previous two fiscal years.

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards (5) $		Option Awards (1)(5) $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Isaac Dietrich Chief Executive Officer, Director	2013 2014	$8,750 $53,000	- -	$112,505 -	(2)	$363,811 -	- -	- -	- -	$485,066 $53,000

Stewart Fortier, Chief Technology Officer	2013 2014	$10,513 $62,734	- -	$25,496 -	(3)	$76,485 -	- -	- -	- -	$112,510 $62,734

Tyler Knight, Chief Marketing Officer, Director	2013 2014	$5,000 $35,750	- -	$25,496 -	(4)	$76,485 -	- -	- -	- -	$106,997 $35,750

(1)	On April 24, 2013, 42.81, 11.25, and 9.00 stock options (13,042,695, 3,427,478 and 2,741,982 shares post-Exchange) were issued as part of the employment agreements with Isaac Dietrich, Hyler Fortier and Stewart Fortier, respectively. Each stock option allows the holder to purchase the same number of share of the Company’s common stock at $1.00 per share (approximately $0.000003 per share post-Exchange) per each individual option. The options vested through January 1, 2017, and contained an acceleration clause which was triggered upon the closure of the Original Financing on January 1, 2014 that caused all options to vest immediately, at which point all options were exercised. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.73% risk-free interest, 0% dividend yield, 200% volatility, and expected life of 7 years.
(2)	On April 24, 2013, the Company approved the issuance of 15.25 shares of common stock (4,646,136 shares post-Exchange) to Isaac Dietrich, our Chief Executive Officer and Chairman, to repay $17,053 short term borrowing related to Mr. Dietrich’s payment of general Company expenses during the Company’s first months since inception and to compensate him for his services. Service expense of $112,505 was recognized due to the fair value of the shares in excess of the value of the short term borrowing.
(3)	On April 24, 2013, the Company approved the issuance of 3.00 shares of common stock (913,994 shares post-Exchange) to Stewart Fortier in exchange for his services. The market value of the issued shares is $25,496 and is approximated to be the fair market value of the services received. These shares were recorded as Common Stock to be issued and subsequently issued on January 1, 2014.
(4)	On April 24, 2013, the Company approved the issuance of 3.00 shares of common stock (913,994 shares post-Exchange) to Tyler Knight in exchange for his services. The market value of the issued shares is $25,496 and is approximated to be the fair market value of the services received. These shares were recorded as Common Stock to be issued and subsequently issued on January 1, 2014.
Table of Contents	23

(5)	These amounts are the aggregate fair value of the equity compensation paid to our directors during the fiscal year. The aggregate fair value is computed in accordance with FASB ASC Topic 718. See Note 7 to our consolidated financial statements contained in this Annual Report on Form 10-K regarding assumptions underlying valuation of equity awards.

Outstanding Equity Awards at December 31, 2014 Fiscal Year End

No named executive officer had unexercised outstanding equity awards at December 31, 2014.

Narrative Disclosure to Summary Compensation Tables

On April 24, 2013, we entered into an agreement with Isaac Dietrich, our Chief Executive Officer and Chairman, to provide services to us. For his services for a term of four years and in repayment of $17,053 of short term borrowing, Mr. Dietrich received compensation of $1 per month, and was provided a stock award of 15.25 shares (4,646,136 shares post-Exchange) and stock options which allowed Mr. Dietrich to purchase 42.81 shares (13,042,695 shares post-Exchange) of the Company’s common stock at $1.00 per share per each individual option. The options vested through January 1, 2017, and contained an acceleration clause which was triggered upon the closure of the Original Financing on January 1, 2014 that caused all options to vest immediately, at which point all options were exercised. The agreement was amended on October 1, 2013 to require us to pay $3,500 monthly to Mr. Dietrich.

On April 24, 2013, we entered into an agreement with Tyler Knight to provide services to us. The agreement had a term of four years and required us to pay $1 monthly to Mr. Fortier for her services, provided a stock award of 3.75 shares (913,994 shares post-Exchange) and provided stock options which allowed Mr. Knight to purchase 9.00 shares (2,741,982 shares post-Exchange) shares of the Company’s common stock at $1.00 per share per each individual option. The options vested through January 1, 2017, and contained an acceleration clause which was triggered upon the closure of the Original Financing on January 1, 2014 that caused all options to vest immediately at which point all options were exercised. The agreement was amended on October 1, 2013 to require us to pay $2,000 monthly to Mr. Knight.

On April 24, 2013, we entered into an agreement with Stewart Fortier to provide services to us. The agreement had a term of four years and required us to pay $20/hour to Mr. Fortier for his services, provided a stock award of 3.0 shares (913,994 shares post-Exchange) and stock options which allowed Mr. Fortier to purchase 9.00 shares (2,741,982 shares post-Exchange) of the Company’s common stock at $1.00 per share per each individual option. The options vested through January 1, 2017, and contained an acceleration clause which was triggered upon the closure of the Original Financing on January 1, 2014 that caused all options to vest immediately, at which point all options were exercised. The agreement was amended on October 1, 2013 to require us to pay $30/hr to Mr. Fortier.

Amended Employment Agreements

On April 1, 2014, MassRoots amended its employment contract with Isaac Dietrich. For his services as Chief Executive Officer, Mr. Dietrich shall be compensated five thousand dollars ($5,000) per month. Upon the successful execution of all of our outstanding forty-cent ($0.40) warrants, Mr. Dietrich’s salary will increase to seven thousand five hundred dollars ($7,500) per month. The employment contract is “at-will” and may be terminated by either party with or without cause with one (1) month’s written notice. No retirement plan, health insurance or employee benefits program was awarded to Mr. Dietrich and he serves at the direction of the Board of Directors.

On April 1, 2014, MassRoots amended its employment contract with Stewart Fortier. For his services as Chief Technology Officer, Mr. Fortier shall be compensated six thousand five hundred dollars ($6,500) per month. Upon the successful execution of all of our outstanding forty-cent ($0.40) warrants, Mr. Fortier’s salary will increase to ten thousand dollars ($10,000) per month. The employment contract is “at-will” and may be terminated by either party with or without cause with one (1) month’s written notice. No retirement plan, health insurance or employee benefits program was awarded to Mr. Fortier and he serves at the direction of the Chief Executive Officer and Board of Directors.

Table of Contents	24

On April 1, 2014, MassRoots amended its employment contract with Tyler Knight. For his services as Chief Marketing Officer, Mr. Knight shall be compensated three thousand five hundred dollars ($3,500) per month. Upon the successful execution of all of our outstanding forty-cent ($0.40) warrants, Mr. Knight’s salary will increase to five thousand dollars ($5,000) per month. The employment contract is “at-will” and may be terminated by either party with or without cause with one (1) month’s written notice. No retirement plan, health insurance or employee benefits program was awarded to Mr. Knight and he serves at the direction of the Chief Executive Officer and Board of Directors.

CFO Consulting Agreement

On May 1, 2014, MassRoots executed an agreement with Jesus Quintero for Mr. Quintero to serve as the Company’s Chief Financial Officer and provide it with financial consulting services. This agreement creates an independent contractor relationship and has a term of one year. For this service, Mr. Quintero is paid $2,000 per month and was issued a stock award of 100,000 shares of our common stock on June 6, 2014. No retirement plan, health insurance or employee benefits program was awarded to Mr. Quintero and he serves at the direction of the Chief Executive Officer and Board of Directors. This Agreement may be terminated by either party, with cause, upon ten (10) days prior written notice to the other party. If terminated, Mr. Quintero would receive only the compensation earned, but unpaid under the agreement.

At no time during the last fiscal year with respect to any person listed in the Table above was there:

•	any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation (column (i)) in the Summary Compensation Table.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2014 Equity Incentive Plan	2,900,000	$0.10	1,100,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,900,000	$0.10	1,100,000

Table of Contents	25

2014 Equity Incentive Plan. In June 2014, our shareholders approved our 2014 Equity Incentive Plan (“2014 Plan”). Our 2014 Plan provides for the grant of incentive stock options to our employees and our parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our 2014 Plan also provides that the grant of performance stock awards may be paid out in cash as determined by the Committee (as defined herein).

Authorized Shares.    A total of 4,000,000 shares of our common stock are reserved for issuance pursuant to the 2014 Plan. Shares issued under our 2014 Plan may be authorized but unissued or reacquired shares of our common stock. Shares subject to stock awards granted under our 2014 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under our 2014 Plan. Additionally, shares issued pursuant to stock awards under our 2014 Plan that we repurchase or that are forfeited, as well as shares reacquired by us as consideration for the exercise or purchase price of a stock award, will become available for future grant under our 2014 Plan.

Administration.    Our Board of Directors, or a duly authorized committee thereof (collectively, the “Committee”), has the authority to administer our 2014 Plan. Our Board may also delegate to one or more of our officers the authority to designate employees other than Directors and officers to receive specified stock, which, in respect to those awards, said officer or officers shall then have all that the Committee would have.

Subject to the terms of our 2014 Plan, the Committee has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares subject to each stock award, the fair market value of a share of our common stock, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under our 2014 Plan. The Committee has the power to modify outstanding awards under our 2014 Plan, subject to the terms of the 2014 Plan and applicable law. Subject to the terms of our 2014 Plan, the Committee has the authority to reprice any outstanding option or stock appreciation right, cancel and re-grant any outstanding option or stock appreciation right in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options. Stock options may be granted under the 2014 Plan. The exercise price of options granted under our 2014 Plan must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed 5 years and the exercise price must equal at least 110% of the fair market value on the grant date. The Committee will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the Committee, as well as other types of consideration permitted by applicable law. No single participant may receive more than 25% of the total options awarded in any single year. Subject to the provisions of our 2014 Plan, the Committee determines the other terms of options.

Performance Shares. Performance shares may be granted under our 2014 Plan. Performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The Committee will establish organizational or individual performance goals or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance shares to be paid out to participants. After the grant of a performance share, the Committee, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance shares. The Committee, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares or in some combination thereof, per the terms of the agreement approved by the Committee and delivered to the participant. This agreement will state all terms and condition of the agreements.

Table of Contents	26

Restricted Stock. The terms and conditions of any restricted stock awards granted to a participant will be set forth in an award agreement and, subject to the provisions in the 2014 Plan, will be determined by the Committee. Under a restricted stock award, we issue shares of our common stock to the recipient of the award, subject to vesting conditions and transfer restrictions that lapse over time or upon achievement of performance conditions. The Committee will determine the vesting schedule and performance objectives, if any, applicable to each restricted stock award. Unless the Committe determines otherwise, the recipient may vote and receive dividends on shares of restricted stock issued under our 2014 Plan.

Other Share-Based Awards and Cash Awards. The Committee may make other forms of equity-based awards under our 2014 Plan, including, for example, deferred shares, stock bonus awards and dividend equivalent awards. In addition, our 2014 Plan authorizes us to make annual and other cash incentive awards based on achieving performance goals that are pre-established by our compensation committee.

Change in Control.    If the Company is merged or consolidated with another entity or sells or otherwise disposes of substantially all of its assets to another company while awards or options remain outstanding under the 2014 Plan, unless provisions are made in connection with such transaction for the continuance of the 2014 Plan and/or the assumption or substitution of such awards or options with new options or stock awards covering the stock of the successor company, or parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices, then all outstanding options and stock awards which have not been continued, assumed or for which a substituted award has not been granted shall, whether or not vested or then exercisable, unless otherwise specified in the relevant agreements, terminate immediately as of the effective date of any such merger, consolidation or sale.

Change in Capitalization. If the Company shall effect a subdivision or consolidation of shares or other capital readjustment, the payment of a stock dividend, or other increase or reduction of the number of shares of the common stock outstanding, without receiving consideration therefore in money, services or property, then awards amounts, type, limitations, and other relevant consideration shall be appropriately and proportionately adjusted. The Committee shall make such adjustments, and its determinations shall be final, binding and conclusive.

Plan Amendment or Termination.    Our Board has the authority to amend, suspend, or terminate our 2014 Plan, provided that such action does not materially impair the existing rights of any participant without such participant's written consent. The 2014 Plan will terminate ten (10) years after the earlier of (i) the date the 2014 Plan is adopted by the Board, or (ii) the date the 2014 Plan is approved by the stockholders, except that awards that are granted under the 2014 Plan prior to its termination will continue to be administered under the terms of the 2014 Plan until the awards terminate, expire or are exercised.

Director Compensation

Our interested directors do not receive additional compensation for their service as directors.

The following table shows for the fiscal year ended December 31, 2014, certain information with respect to the compensation of all non-employee directors of the Company:

Name		Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	Total
Ean Seeb	(2)	$0	$25,000	$73,863	$93,836
Tripp Keber	(2)	$0	$25,000	$73,836	$93,836
(1)	These amounts are the aggregate fair value of the equity compensation paid to our directors during the fiscal year. The aggregate fair value is computed in accordance with FASB ASC Topic 718. See Note 7 to our consolidated financial statements contained in this Annual Report on Form 10-K regarding assumptions underlying valuation of equity awards.
(2)	Messrs. Seeb and Keber joined the Company’s Board of Directors on June 4, 2014 and March 31, 2014, respectively.

Table of Contents	27

On June 6, 2014, each of Ean Seeb and Tripp Keber, our independent directors, received the following pursuant to our 2014 Employee Incentive Plan for their service as a director: (i) a stock award of 250,000 shares of our Common Stock (the “Stock Award”) and (ii) options to purchase up to 750,000 shares of our common stock at $0.10 per share (each an “Option”) which vest as follows:

•	Beginning on October 1, 2014, 250,000 Options shall begin to vest over the period of one year on a monthly basis, such that 20,833 Options shall vest on the first of each month, except for every third month when 20,834 Options shall vest;
•	Beginning on the later of (i) the date that Company attains 830,000 Users (“Users” are defined for the purposes of the Options as the number of unique registrations for MassRoots Inc.’s network through MassRoots Inc.’s mobile application and/or website (final determination shall be by the Committee)) or (ii) October 1, 2015, 250,000 Options shall begin to vest over the period of one year on a monthly basis, such that 20,833 Options shall vest on the first of each month, except for every third month when 20,834 Options shall vest; and
•	Beginning on the later of (1) the date that Company attains 1,080,000 Users or (2) October 1, 2016, 250,000 Options shall vest immediately.

All vesting per the above schedule shall cease thirty days from the time the applicable director is dismissed from the Board, fails to win re-election by shareholders, or resigns as a director. Each of the Options and Stock Awards granted to Messrs. Keber and Seeb shall not be exercised or sold, respectively, unless (i) permitted by all Federal and state laws, including Rule 144 of the Securities Act, and (ii) all outstanding Debentures have been redeemed or converted into shares of our common stock. As of December 31, 2014, 62,500 Options held by each of Messrs. Seeb and Keber had vested and were available for exercise.

No director received any compensation for their service as a director for the year-ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of common stock by: (i) each director, (ii) each of the executive officers of the Company, (iii) all current directors and executive officers as a group, and (iv) each stockholder known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock.

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of March 10, 2015, and the address for each director and executive officer of the Company is: c/o MassRoots, Inc., 2247 Federal Blvd., Denver, CO 80211. The addresses for the greater than 5% stockholders are set forth in the footnotes to this table.

	Common Stock
	Number of Shares Beneficially Owned (1)		Percentage Outstanding (2)
Directors and Officers
Isaac Dietrich	17,703,831	(14)	42.99%
Hyler Fortier	4,569,970		11.10%
Stewart Fortier	3,685,976	(15)	8.95%
Tyler Knight	3,655,976		8.88%
Ean Seeb (11)	416,666	(12)	0.99%
Tripp Keber (3)	416,666	(13)	0.99%
Jesus Quintero	100,000		0.24%
All directors and named executive officers as a group (6 persons)	30,549,085		74.14%

5% Stockholders
Douglas Leighton (4)	11,581,269	(5)	24.89%	(6)
Michael Novielli (7)	8,811,500	(8)	18.16%	(6)
Dutchess Opportunity Fund II, LP (9)	8,061,500	(10)	16.37%

Table of Contents	28

(1)	The Company believes that each stockholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power and (ii) any shares which the individual has the right to acquire within 60 days after March 10, 2015 through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock .
(2)	Based on 41,179,000 shares of common stock outstanding as of March 10, 2015.
(3)	Tripp Keber joined the Company’s Board of Directors as of March 31, 2014.
(4)	Douglas Leighton resigned from the Company’s Board of Directors as of March 25, 2014. His address is as follows: 50 Commonwealth Ave., Suite 2 Boston, MA 02116.

(5)	The 11,581,269 shares of our common stock, aggregated without regard to the 4.99% Blocker (defined below), includes (i) 923,371 shares of our common stock held of record by Mr. Douglas Leighton; (ii) 1,846,398 shares of our common stock held of record by Bass Point Capital, LLC (of which Mr. Leighton, as Managing Member, has sole voting power and dispositive control); (iii) $109,100 in Debentures held by Dutchess (which Mr. Leighton and Michael Novelli, as Managing Members, have shared voting power and dispositive control), convertible into 1,091,000 shares of our common stock; (iv) 4,050,000 shares of our common stock issuable to Dutchess upon exercise of $0.001 warrants; (v) 2,920,500 shares of our common stock issuable to Dutchess upon exercise of $0.40 warrants; (vi) $50,000 of Debentures held by Azure Capital, LLC (of which Mr. Leighton, as Managing Partner, has sole voting power and dispositive control), convertible into 500,000 shares of our common stock; and (vii) 250,000 shares of our common stock issuable to Azure Capital, LLC upon exercise of $0.40 warrants.
(6)	Each of the Debentures and warrants to purchase shares of our common stock held of record and beneficially by Mr. Leighton and Mr. Novelli contain a provision which prevents the Company from effecting the conversion or exercise of the respective debenture or warrant, to the extent that, as a result of such conversion or exercise, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of the Company's common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion or exercise (the “4.99% Blocker”). As of the date noted above, taking into account the 4.99% Blocker, Mr. Leighton and Mr. Novelli beneficially own 5.50% and 0.0%, respectively, of our issued and outstanding common stock.
(7)	Michael Novelli’s address is as follows: c/o Dutchess Global LLC, 1110 Rt. 55, Suite 206, LaGrangeville, NY 12540.
(8)	The 8,811,500 shares of our common stock, aggregated without regard to the 4.99% Blocker, includes (i) $109,100 in Debentures held by Dutchess (which Mr. Douglas Leighton and Mr. Michael Novelli, as Managing Members, have shared voting power and dispositive control), convertible into 1,091,000 shares of our common stock; (ii) 4,050,000 shares of our common stock held by Dutchess issuable upon exercise of $0.001 warrants; (iii) $50,000 in Debentures held by Dutchess Global Strategies Fund, LLC (which Mr. Novelli, as Managing Member, has sole voting power and dispositive control), convertible into 500,000 shares of our common stock; and (iv) 250,000 shares of our common stock issuable to Dutchess Global Strategies Fund, LLC upon exercise of $0.40 warrants.
(9)	Dutchess’ address is as follows: Dutchess Opportunity Fund, II, LP 50 Commonwealth Ave., Suite 2 Boston, MA 02116.
(10)	Each of Mr. Michael Novielli and Mr. Douglas Leighton, as Managing Partners of Dutchess, has voting power and dispositive control over these shares. The 8,061,500 shares of common stock are aggregated without regard to the 4.99% Blocker and include (i) $109,100 in Debentures convertible into 1,091,000 shares of our common stock; (ii) 4,050,000 shares of our common stock issuable upon exercise of $0.001 warrants; and (iii) 2,920,500 shares of our common stock issuable upon exercise of $0.40 warrants.
(11)	Ean Seeb joined the Company’s Board of Directors as of June 4, 2014.
Table of Contents	29

(12)	Does not include Options to purchase 583,334 shares of our common stock which had not yet vested on March 10, 2015, were not exercisable within 60 days of that date, and/or contained performance-based conditions.
(13)	Does not include Options to purchase 583,334 shares of our common stock which had not yet vested on March 10, 2015, were not exercisable within 60 days that date, and/or contained performance-based conditions.

(14)	The 17,703,831 shares of our common stock, includes 5,000 shares of our common stock issuable upon exercise of $1.00 warrants. These shares include the 4.99% Blocker, but are shown aggregated without regard the 4.99% Blocker.
(15)	The 3,685,976 shares of our common stock, includes 10,000 shares of our common stock issuable upon exercise of $1.00 warrants. These shares include the 4.99% Blocker, but are shown aggregated without regard the 4.99% Blocker.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described herein, none of the following parties (each a “Related Party”) has, in our fiscal years ended 2013 and 2014, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or officers;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
•	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

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

Table of Contents	30

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

As payment for consulting services provided in relation to the March 2014 Offering, we issued Dutchess a warrant exercisable into 4,050,000 shares of our common stock at $0.001 per share, and a warrant exercisable into 2,375,000 shares of our common stock at $0.40 per share on March 24, 2014. Dutchess is controlled by our former director, Douglas Leighton, and Michael Novielli. These warrants may be exercised any time after their issuance date through and including the third anniversary of their issuance date. The Company also granted registration rights to Dutchess covering all shares of common stock issuable upon the excise of the warrants.

On May 1, 2014, the Company issued 100,000 shares of common stock to Jesus Quintero at $0.01 per share in exchange for his services as the Company’s Chief Financial Officer for one year. These shares have a fair market value of $10,000.

On June 4, 2014, each of Ean Seeb and Tripp Keber, our independent directors, received the following pursuant to our 2014 Employee Incentive Plan for their service as a director: (i) a Stock Award of 250,000 shares of our Common Stock valued at $25,000 and (ii) Options to purchase up to 750,000 shares of our common stock at $0.10 per share, valued at $73,863.

On June 4, 2014, the Company issued 250,000 shares of common stock to Sebastian Stant at $0.01 per share in exchange for his services as the Company’s Lead Web Developer for 1 year. These shares have a fair market value of $25,000 at grant date. The Company also issued warrants to purchase 550,000 shares at $0.10 per share to Sebastian Stant for his services as the Company’s Lead Web Developer for 1 year. The warrants may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The warrants have a fair market value of $54,146.

Director Independence

We are not currently subject to any listing standards of any national exchange. However, were we to apply the standards of the New York Stock Exchange, Messrs. Dietrich, Fortier and Knight would not be considered “independent” under such standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's Board of Directors does not have an Audit Committee.

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2014 and December 31, 2013 by Bongiovanni & Associates, PA and our independent auditors:

	2014	2013
Audit Fees	$17,500	$12,000
Audit-Related Fees	13,800
Tax Fees	7,000
Other Fees	3,000
Totals	$41,300	$12,000

Table of Contents	31

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements. Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings and discussions with the SEC that occurred during fiscal 2014 for us to become a fully reporting public company. Our Board of Directors is of the opinion that the Audit-Related Fees charged by Bongiovanni & Associates, PA were consistent with Bongiovanni & Associates, PA maintaining its independence from us.

The Board of Directors acts as the audit committee of the Company and approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

Table of Contents	32

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements
Report of Independent Registered Public Accounting Firm
Audited Balance Sheets as of December 31, 2014 and December 31, 2013
Audited Statements of Operations for the Year Ended December 31, 2014 and 2013
Audited Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2014, and 2013
Audited Statements of Cash Flows for the Year Ended December 31, 2014 and 2013
Notes to Audited Financial Statements

(b)	Exhibit Index
Exhibit Number	Description of Exhibit
2.1	Plan of Reorganization, dated March 18, 2014*
3.1	Amended and Restated Certificate of Incorporation of the Company. *
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company*
3.3	Bylaws of Company.*
4.1	Form of Common Stock Certificate. *
10.1	Agreement between Chardan Capital Markets, LLC, and the Company
10.2	Lease by and between the Company and RVOF Market Center LLC
10.3	Amendment to Employment Agreement (Tyler Knight)
10.4	Amendment to Employment Agreement (Isaac Dietrich)
14.1	Code of Ethics of the Company
31.2	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations, (iii) the Audited Statements of Stockholders’ Equity (Deficit), (iv) the Audited Statements of Cash Flows, and (iv) the Notes to the Audited Financial Statements.

* Incorporated by reference to the Company’s Amendment to the Registration Statement on Form S-1 filed with the SEC on June 13, 2014.

Table of Contents	33

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 31, 2015	By:	/s/ Isaac Dietrich Isaac Dietrich Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Isaac Dietrich	Principal Executive Officer and Chairman of the Board of Directors	March 31, 2015
Isaac Dietrich

/s/ Tripp Keber	Director	March 31, 2015
Tripp Keber

/s/ Tyler Knight	Director, Chief Marketing Officer	March 31, 2015
Tyler Knight

/s/ Stewart Fortier	Director, Chief Technology Officer	March 31, 2015
Stewart Fortier

/s/ Jesus Quintero	Chief Financial Officer and Chief Accounting Officer	March 31, 2015
Jesus Quintero

/s/ Hyler Fortier	Chief Operations Officer	March 31, 2015
Hyler Fortier

/s/ Ean Seeb	Director	March 31, 2015
Ean Seeb

Table of Contents	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Massroots, Inc.

We have audited the accompanying balance sheets of Massroots, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2014 and for the period from inception (April 24, 2013) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations, changes in stockholders’ equity (Deficit) and cash flows for the period for the year ended December 31, 2014 and for the period from inception (April 24, 2013) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has a net loss, a stockholders’ deficit and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, PA

Bongiovanni & Associates, PA

Certified Public Accountants

Plantation, Florida

The United States of America

March 31, 2015

Table of Contents	F-1

MASSROOTS, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND DECEMBER 31, 2013
	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash	$141,928	$80,479
Other receivables	11,201	0
Prepaid expense	130,797	800
TOTAL CURRENT ASSETS	283,926	81,279

FIXED ASSETS
Computer and office equipment	16,189	1,522
Accumulated depreciation	(2,027)	(228)
NET FIXED ASSETS	14,162	1,294

OTHER LONG-TERM ASSETS
Deposits	2,550	0
Prepaid Expense	65,891	0
Total Other Long-Term Assets	68,841	0

TOTAL ASSETS	$366,528	82,573

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	25,842	0
Accrued expenses	23,917	0
Accrued payroll tax	1,778	1,846
Derivative liabilities	1,099,707	0
TOTAL CURRENT LIABILITIES	1,151,244	1,846

LONG-TERM LIABILITY
Convertible debentures, net of $107,016 discount	162,084	0
TOTAL LIABILITIES	1,313,328	1,846

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred series A Stock, $1 par value, 21 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $0.001 par value, 200,000,000 shares authorized; 38,909,000 and 0 shares issued and outstanding	38,909	0
Common stock to be issued	1,048	13,890
Additional paid in capital	2,372,867	985,960
Retained Deficit	(3,359,623)	(919,123)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(946,799)	80,727

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$366,528	$82,573

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-2

MASSROOTS, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31, 2014	FOR THE PERIOD FROM INCEPTION (APRIL 24, 2013) THROUGH DECEMBER 31, 2013
ADVERTISING REVENUE	$9,030	$470

COST OF GOODS SOLD	(690)	0

GROSS PROFIT	8,340	470

GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation	1,799	228
Independent contractor expense	182,198	33,863
Legal expenses	179,504	4,675
Payroll and related expense	262,653	28,503
Preferred stock issued for services	0	24,998
Common stock issued for services	30,658	195,412
Options issued for services	59,473	612,387
Warrants issued for services	555,598	0
Other general and administrative expenses	343,680	19,527
Total General and Administrative Expenses	1,615,563	919,593

(LOSS) FROM OPERATIONS	(1,607,223)	(919,123)

OTHER INCOME (EXPENSE)
Change in derivative liabilities	(753,240)	0
Interest income	0	0
Interest expense	(8,316)	0
Amortization of discount on convertible debentures	(67,363)	0
Total Other Income (Expense)	(828,919)	0

INCOME (LOSS) BEFORE INCOME TAXES	(2,436,142)	(919,123)

PROVISION FOR INCOME TAXES	—

NET (LOSS)	$(2,436,142)	$(919,123)

Basic and fully diluted net income (loss) per common share:	$(0.17)	N/A

Weighted average common shares outstanding	14,375,222	N/A

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-3

MASSROOTS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (APRIL 24, 2013) THROUGH DECEMBER 31, 2014
	Preferred Stock		Common Stock		Preferred Stock to be Issued		Common Stock to be Issued		Additional Paid-in	Retained Deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital		(deficit)
Balances as of April 24, 2013	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Preferred stock issued for cash	—		—	—	18	18	—	—	149,982	—	150,000
Preferred stock issued for services	—	—	—	—	3	3			24,995	—	24,998
Retroactive adjustment for subsequent conversion					(21)	(21)	6,273,052	6,273	(6,252)		—
Common stock issued for repayment of short term borrowing and services	—	—	—	—	—	—	7,616,625	7,617	204,848	—	212,465
Option issued for services	—	—	—	—	—	—	—	—	612,387	—	612,387
Net Loss for the period ended December 31, 2013	—	—	—	—	—	—	—	—	—	(919,123)	(919,123)
Balances as of December 31, 2013	—	—	—	—	—	—	13,889,677	13,890	985,960	(919,123)	80,727
Accrued dividend on preferred stock										(4,358)	(4,358)
Conversion of dividend into common stock			156,293	156					4,202		4,358
Exercise of options			21,954,030	21,954					(21,882)		72
Intrinsic value from beneficial conversion feature									87,189		87,189

Table of Contents	F-4

MASSROOTS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT (continued)
FOR THE PERIOD FROM INCEPTION (APRIL 24, 2013) THROUGH DECEMBER 31, 2014
	Preferred Stock		Common Stock		Preferred Stock to be Issued		Common Stock to be Issued		Additional Paid-in	Retained Deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital		(deficit)
Common stock issued for cash			2,059,000	2,059			1,048,000	1,048	467,515		470,622
Common stock issued for services			850,000	850					84,150		85,000
Issuance of Common Stock			13,889,677	13,890			(13,889,677)	(13,890)			—
options issued for services									201,818		201,818
Issuance of warrants for services									555,598		555,598
Imputed interest									8,316		8,316
Accumulated Deficit										(2,436,142)	(2,436,142)
Balances as of December 31, 2014	—	—	38,909,000	38,909	—	—	1,048,000	1,048	2,372,867	(3,359,623)	(946,799)

The report on the financial statements and accompanying notes are an integral part of these financial statements.

Table of Contents	F-5

 MASSROOTS, INC.

STATEMENT OF CASHFLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014 AND FROM INCEPTION (APRIL 24, 2013)

THROUGH DECEMBER 31, 2013

	FOR THE YEAR ENDED DECEMBER 31, 2014	FOR THE PERIOD FROM INCEPTION (APRIL 24, 2013) THROUGH DECEMBER 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,436,142)	$(919,123)
Adjustments to reconcile net (loss ) to net cash (used in )
operating activities:
Depreciation	1,799	228
Preferred stock issued for services	—	24,998
Common stock issued for services	30,658	195,412
Options issued for services	59,473	612,387
Warrants issued for services	555,598
Amortization of discount	67,363
Imputed Interest expense	8,316
Change in Derivative Liabilities	753,240	—
Changes in operating assets and liabilities	—	—
Other receivables	(11,201)	—
Prepaid expense	—	(800)
Deposit	(2,550)	—
Accounts payable and other liabilities	50,557
Accrued payroll tax	(68)	1,846
Net Cash (Used in) Operating Activities	(922,956)	(85,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for equipment	(14,667)	(1,522)
Net Cash (Used in) Investing Activities	(14,667)	(1,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock for cash	—	150,000
Issuance of convertible Debentures for cash	269,100	—
Issuance of common stock for cash	729,900	—
Proceeds from exercise of options	72	—
Proceeds from short term borrowing - related party	—	17,053
Net Cash Provided by Financing Activities	999,072	167,053

NET INCREASE IN CASH	61,449	80,479

CASH AT BEGINNING OF PERIOD	80,479	—

CASH AT END OF YEAR	$141,928	$80,479
NON-CASH FINANCING ACTIVITIES
Repayment of short term borrowing - related party through issuance of preferred stock		17,053
Common stock issued for services	54,342	—
Options issued for services	142,345	—
Preferred Stock dividend	4,538	—
Imputed Interest- apic	(8,316)	—
Total Non-Cash Financing Activities	192,909	17,053
The report on the financial statements and accompanying notes are an integral part of these financial statements.

Table of Contents	F-6

MassRoots, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MassRoots, Inc. (the “Company”) is a social network for the cannabis community. Through its mobile applications, systems and websites, MassRoots enables people to share their cannabis-related content and for businesses to connect with those consumers. The Company was incorporated in the State of Delaware on April 24, 2013.

The Company’s primary focus during fiscal year 2014 was increasing our userbase from under 20,000 users to over 200,000 and developing additional features to expand the reach and utility of its network.

The Company has not focused on generating revenue to date. However, the primary source of revenue generated to date is advertising from businesses, brands and non-profits. Its secondary source of income is merchandise sales.

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

Table of Contents	F-7

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

Table of Contents	F-8

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, other receivables, accounts payable, prepaid expense and other assets and liabilities approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value on December 31, 2014, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2014.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 2014-10 during the fourth quarter of 2014, thereby no longer presenting or disclosing any information required by Topic 915. The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Table of Contents	F-9

NOTE 2 FIXED ASSETS

Fixed assets were comprised of the following as of December 31, 2014 and December 31, 2013, respectively. Depreciation is calculated using the straight-line method over a 5 year period.

	December 31, 2014	December 31, 2013
Cost:
Computers	12,134	1,522
Office equipment	4,055	0
Total	16,189	1,522
Less: Accumulated depreciation	2,027	228
Property and equipment, net	14,162	1,294

NOTE 3 –  PREPAID EXPENSE

On June 4, 2014, the Company issued a total of 850,000 shares of its common stock and 2,050,000 options in exchange for consulting services, valued at $286,818. The $286,818 is being charged to operations over the three-year term.

Consulting fees charged to operations during the year ended December 31, 2014 relating to this transaction amounted to $90,131. The unamortized balance at December 31, 2014 was $196,687. Amortization expense over the remaining terms of the respective consulting agreement is as follows:

December 31,
2014	$90,131
2015	130,797
2016	65,891
$286,818

NOTE 4 DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt and warrants issued in 2014, and the Company also identified derivative liabilities embedded within warrants detachable with subscription agreement. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

As a result of the application of ASC No. 815, the fair value of the warrant related to convertible debt and subscription agreement is summarized as follow:

	Warrants with convertible Debt	Warrants with subscription agreement	Total

Fair value at the commitment date	87,189	259,278	346,467
Fair value mark to market adjustment	429,948	323,293	753,241
Balances as of December 31, 2014	517,137	582,571	1,099,708

Table of Contents	F-10

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2014:

	Commitment Date	Remeasurement Date

Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	3 years	2.23 – 2.96 years
Risk free interest rate	0.75% - 1.1%	1.1%

NOTE 5 DEBT DISCOUNT

The Company recorded the $174,378 debt discount due to beneficial conversion feature of $87,189 for the detachable warrants issued with convertible debt, and $87,189 in derivative liabilities related to the ratchet feature warrants.

The debt discount recorded in 2014 pertains to convertible debt and warrants issued that contain ratchet features that are required to bifurcated and reported at fair value.

Debt discount is summarized as follows:

Debt discount	174,378
Accumulated amortization - 2014	(67,363)
Debt discount - net - December 31, 2014	$107,016

NOTE 6 – CONVERTIBLE DEBENTURES

On March 24, 2014, the Company issued several convertible debentures to certain accredited investors. The total amount of the debentures is $269,100 and matures on March 24, 2016 with zero percent interest rate. The debentures are convertible into shares of the Company’s common stock at $0.1 per share. In addition, the Company granted to the same investors three−year warrants to purchase an aggregate of 1,345,500 shares of the Company’s common stock at $0.4 per share.

The debentures were discounted in the amount of $174,389 due to the intrinsic value of the beneficial conversion option and relative derivative liabilities of the warrants. As of December 31, 2014, the aggregate carrying value of the debentures was $162,084 net of debt discounts of $107,016. The Company recorded amortization of debt discount in amount of $162,084 during the year ended December 31, 2014.

NOTE 7 CAPITAL STOCK

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

The Company is currently authorized to issue 21 Series A preferred shares at $1.00 par value per share with 1:1 conversion and voting rights. As of December 31, 2014 and 2013, there were zero shares of Series A preferred share issued and outstanding.

The Company is currently authorized to issue 200,000,000 common shares at $0.001 par value per share. As of December 31, 2014, there were 38,909,000 shares of common stock issued and outstanding and 1,048,000 shares of common stock to be issued, all of which were subsequently issued on January 4, 2015.

Table of Contents	F-11

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

On June 4, 2014, the Company issued 250,000 shares of common stock to Vincent “Tripp” Keber valued at $0.10 per share in exchange for his services on the Company’s Board of Directors for three years. These shares have a fair market value of $25,000, of which $4,795 was amortized during the year ended December 31, 2014.

On June 4, 2014, the Company issued 250,000 shares of common stock to Ean Seeb valued at $0.10 per share in exchange for his services on the Company’s Board of Directors for three years. These shares have a fair market value of $25,000, of which $4,795 was amortized during the year ended December 31, 2014.

On June 4, 2014, the Company issued 250,000 shares of common stock to Sebastian Stant valued at $0.10 per share in exchange for his services as the Company’s Lead Web Developer for one year. These shares have a fair market value of $25,000, of which $14,384 was amortized during the year ended December 31, 2014.

On May 1, 2014, the Company issued 100,000 shares of common stock to Jesus Quintero valued at $0.10 per share in exchange for his services as the Company’s Chief Financial Officer for one year. These shares have a fair market value of $10,000, of which $6,685 was amortized during the year to date period ended December 31, 2014.

From September 15 to December 31, 2014, we completed an offering of $524,000 of our securities to certain accredited and non-accredited investors consisting of 1,048,000 shares of our common stock at $0.50 per share. As of December 31, 2014, the full $524,000 had been received. These shares have not been issued as of December 31, 2014 and was recorded as common stock to be issued.

NOTE 8 – STOCK WARRANTS

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

On March 24, 2014, in connection to the issuance of 2,059,000 shares of common stock, the Company granted to the same investors three−year warrants to purchase an aggregate of 1,029,500 shares of the Company’s common stock at $0.4 per share. The warrants may be exercised any time after the issuance through and including the third (3rd) anniversary of its original issuance. The warrants have a fair market value of $66,712. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.75% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 3 years. See Note 4 for further discussion.

Table of Contents	F-12

On June 4, 2014, the Company issued warrants to purchase 750,000 shares at $0.10 per share to Vincent “Tripp” Keber for his services on the Company’s Board of Directors for 3 years. Under the terms of the agreement, 250,000 shares shall begin vesting on October 1, 2014 such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall begin vesting the later of: October 1, 2015 or the Company reaching 830,000 users such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall vest immediately upon the later of: October 1, 2016 or the Company reaching 1,080,000 users. These warrants were issued in exchange for his services on the Company’s Board of Directors for 3 years. The warrants may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The warrants have a fair market value of $73,836. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. During year ended December 31, 2014, $14,160 was amortized.

On June 4, 2014, the Company issued warrants to purchase 750,000 shares at $0.10 per share to Ean Seeb for his services on the Company’s Board of Directors for 3 years. Under the terms of the agreement, 250,000 shares shall begin vesting on October 1, 2014 such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall begin vesting the later of: October 1, 2015 or the Company reaching 830,000 users such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall vest immediately upon the later of: October 1, 2016 or the Company reaching 1,080,000 users. These warrants were issued in exchange for his services on the Company’s Board of Directors for 3 years. The warrants may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The warrants have a fair market value of $73,836. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. During year period ended December 31, 2014, $14,160 was amortized.

On June 4, 2014, the Company issued warrants to purchase 550,000 shares at $0.10 per share to Sebastian Stant for his services as the Company’s Lead Web Developer for 1 year. Under the terms of the agreement, 250,000 shares shall vest immediately upon the company reaching 250,000 users. An additional 150,000 shares shall vest immediately upon the company reaching 500,000 users. An additional 150,000 shares shall vest immediately upon the company reaching 750,000 users. The warrants were issued in exchange for his services as the Company’s Lead Web Developer for 1 year. The warrants may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The warrants have a fair market value of $54,146. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. During year period ended December 31, 2014, $31,153 was amortized.

During the four months ended December 31, 2014, in connection to the sale of 1,048,000 shares of common stock, the Company granted to the same investors three−year warrants to purchase an aggregate of 524,000 shares of the Company’s common stock at $1.00 per share. The warrants may be exercised any time after the issuance through and including the third (3rd) anniversary of its original issuance. The warrants have a fair market value of $42,650. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 3 years. See Note 4 for further discussion.

Table of Contents	F-13

Stock warrants outstanding and exercisable on December 31, 2014 are as follows:

	Exercise Price per Share	Shares Under Warrants	Remaining Life in Years
Outstanding
	$0.001	4,050,000	3
	$0.10	2,050,000	10
	$0.4	4,750,000	3
	$1	524,000	3

Exercisable
	$0.001	4,050,000	3
	$0.10	125,000	10
	$0.4	4,750,000	3
	$1	524,000	3

No other stock warrants have been issued or exercised during the twelve months ended December 31, 2014.

NOTE 9 GOING CONCERN AND UNCERTAINTY

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

NOTE 10 SIGNIFICANT EVENTS

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

Table of Contents	F-14

On September 15, 2015, MassRoots entered into a contract with Direct Media Advertising for a sponsorship of B-Real’s “Smokers Club Tour.” Under the terms of the agreement, B-Real has promoted MassRoots on his social media accounts, featured MassRoots on B-Real's "Smoke Box" and produced a promotional video for MassRoots. MassRoots compensated Direct Media Advertising a one-time fee of twenty thousand dollars ($20,000). The tour lasted from October 1, 2014 to November 30, 2014.

NOTE 11 SUBSEQUENT EVENTS

On January 1, 2015, MassRoots amended its employment contract with Tyler Knight. For his services as Chief Marketing Officer, Mr. Knight shall be five thousand dollars ($5,000) per month. The employment contract is “at-will” and may be terminated by either party with or without cause with one (1) month’s written notice. No retirement plan, health insurance or employee benefits program was awarded to Mr. Knight and he serves at the direction of the Chief Executive Officer and Board of Directors.

On March 3, 2015, MassRoots entered into an investment banking relationship with Chardan Capital Markets, LLC. Under the terms of the agreement, MassRoots shall pay Chardan a non-refundable retainer of 200,000 common shares and pay a commission equal to: (a) an aggregate cash fee equal to four percent (4%) of the gross proceeds received from the sale of the Stock; and (b) an aggregate restricted stock fee equal to eight percent (8.0%) of the aggregate number of shares of Stock sold in the offering.

On March 9, 2015, Sebastian Stant resigned his position as Lead Developer of MassRoots and surrendered 350,000 options with a strike price of $0.10 back to the 2014 Employee Incentive Plan.

On March 9, 2015 MassRoots entered into an employment contract with Alan Janis. For his services as Director of Technology, Mr. Janis shall be compensated one hundred thirty thousand dollars ($130,000) per year. The employment contract is “at-will” and may be terminated by either party with or without cause with one (1) month’s written notice. No retirement plan, health insurance or employee benefits program was awarded to Mr. Janis and he serves at the discretion of the Board of Directors.

On March 31, 2015, MassRoots amended its employment contract with Isaac Dietrich. For his services as Chief Executive Officer, Mr. Dietrich shall be compensated seven thousand five hundred dollars ($7,500) per month, effective April 1, 2015. The employment contract is “at-will” and may be terminated by either party with or without cause with one (1) month’s written notice. No retirement plan, health insurance or employee benefits program was awarded to Mr. Dietrich and he serves at the direction of the Board of Directors.

On March 31, 2015, MassRoots amended its employment contract with Hyler Fortier. For her services as Chief Operating Officer, Ms. Fortier shall be compensated five thousand dollars ($5,000) per month, effective April 1, 2015. The employment contract is “at-will” and may be terminated by either party with or without cause with one (1) month’s written notice. No retirement plan, health insurance or employee benefits program was awarded to Ms. Fortier and she serves at the direction of the Board of Directors.

From January 1, 2015 to March 11, 2015, we sold $448,000 of our securities to certain accredited and non-accredited investors consisting of 896,000 shares of our common stock at $0.50 per share, with a warrant, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock purchased, at $1.00 per share. On March 11, this offering was terminated per the Company’s Board of Trustees.

On January 12, 2015, debentures with a face value of $40,000 were converted into 400,000 shares of common stock.

On January 14, 2015, the Company issued 1,508,000 shares of common stock to investors who had purchased the shares at $0.50 per share from September 15, 2014 to January 9, 2015.

Table of Contents	F-15