Form 10-Q
period 2015-03-31
MassRoots, Inc.
filed 2015-05-15
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 333-196735

MASSROOTS, INC.
(Exact name of business as specified in its charter)

Delaware	46-2612944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1624 Market Street, Suite 201, Denver, CO 80202

(Address, including zip code, of principal executive offices)

(720) 442-0052

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

*The Company has not been subject to such filing requirements for the past 90 days.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2015, the issuer had 43,837,738 shares of common stock issued and outstanding.

MASSROOTS, INC.

FORM 10-Q QUARTERLY REPORT

MARCH 31, 2015

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements include, among other things, statements regarding:

•	the growth of our business and revenues and our expectations about the factors that influence our success;
•	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring and grow our business;
•	our plans for our MassRoots for Business portal and the strategy and timing of any plans to monetize our network, including the paid conversion rates;
•	our user growth expectations;
•	our ability to attain funding and the sufficiency of our sources of funding;
•	our expectation that our cost of revenues, development expenses, sales and marketing expenses, and general and administrative expenses will increase;
•	fluctuations in our capital expenditures;
•	our plans for potential business partners and any acquisition plans;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under "Risk Factors" in our Registration Statement filed and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Table of Contents	1

Unless we have indicated otherwise or the context otherwise requires, references in the prospectus to “MassRoots,” the “Company,” “we,” “us” and “our” or similar terms are to MassRoots, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MASSROOTS, INC.
BALANCE SHEETS
AS OF MARCH 31, 2015 AND DECEMBER 31, 2014
	Mar 31, 2015	Dec 31, 2014
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS
Cash	$54,891	$141,928
Other receivables	23,913	11,201
Prepaid expense	748,938	130,797
TOTAL CURRENT ASSETS	827,742	283,926

FIXED ASSETS
Computer and office equipment	26,085	16,189
Accumulated depreciation	(3,124)	(2,027)
NET FIXED ASSETS	22,961	14,162

OTHER ASSETS
Prepaid expense	65,891	65,891
Deposits	35,702	2,550
Total Other Assets	101,593	68,441

TOTAL ASSETS	952,296	366,529

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	46,144	25,842
Accrued expenses	21,275	23,917
Accrued payroll tax	0	1,778
Derivative liabilities	1,226,383	1,099,707
TOTAL CURRENT LIABILITIES	1,293,802	1,151,244

LONG-TERM LIABILITY
Convertible debentures, net of $80,870 and $107,016 discount, respectively	148,230	162,084
TOTAL LIABILITIES	1,442,032	1,313,328

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized; 40,817,000 and 38,909,000 shares issued and outstanding, respectivly	40,817	38,909
Common stock to be issued	654	1,048
Additional paid in capital	3,368,925	2,372,867
Common stock subscription receivable	10,000	0
Deficit accumulated through the development stage	(3,910,132)	(3,359,623)
TOTAL STOCKHOLDERS' DEFICIT	(489,736)	(946,799)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$952,296	$366,529

The accompanying notes are an integral part of these financial statements.

Table of Contents	2

MASSROOTS, INC.
STATEMENT OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)	FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

REVENUE	$941	$995

COST OF GOODS SOLD	700	690

GROSS PROFIT	241	305

GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising	53,589	30,504
Depreciation	1,097	233
Independent contractor expense	65,989	22,067
Legal expenses	15,925	9,200
Payroll and related expense	162,930	32,908
Common stock issued for services	113,712	—
Options issued for services	47,009	—
Warrants issued for services	3,832	555,598
Other general and administrative expenses	100,968	30,997
Total General and administrative expenses	565,051	681,507

(LOSS) FROM OPERATIONS	(564,810)	(681,202)

OTHER INCOME (EXPENSE)
Change in derivative liailities	42,737	0
Interetst expense	(2,290)	0
Amortization of discount on notes payable	(26,146)	(1,263)
Total Other Income	14,301	(1,263)

INCOME (LOSS) BEFORE INCOME TAXES	(550,509)	(682,465)

PROVISION FOR INCOME TAXES	—

NET (LOSS)	$(550,509)	$(682,465)

Basic and fully diluted net income (loss) per common share:	$(0.01)	N/A

Weighted average common shares outstanding	40,391,311	N/A

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

MASSROOTS, INC.
STATEMENT OF CASHFLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014

	FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)	FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(550,509)	$(682,465)
Adjustments to reconcile net (loss ) to net cash (used in )
operating activities:
Depreciation	1,097	233
Preferred stock issued for services	—
Common stock issued for services	113,712
Options issued for services	47,009
Warrant issued for services	3,832	555,598
Amortization of discount	26,146	1,263
Change in derivative liabilities	(42,737)
Inputed Interest expense	2,290
Changes in operating assets and liabilities:
Other receivables	(12,712)	—
Prepaid expense	(14,283)	(400)
Deposit	(33,152)
Accounts payable and other liabilities	51,944	5,046
Accrued payroll tax	(1,778)	(1,846)
Net Cash (Used in) Operating Activities	(409,141)	(122,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for equipment	(9,896)	(6,231)
Net Cash (Used in) Investing Activities	(9,896)	(6,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible debentures for cash		181,500
Issuance of common stock for cash	332,000	193,700
Net Cash Provided by Financing Activities	332,000	375,200

NET INCREASE IN CASH	(87,037)	246,398

CASH AT BEGINNING OF PERIOD	141,928	80,479

CASH AT END OF PERIOD	$54,891	$326,877

NON-CASH FINANCING ACTIVITIES
Repayment of short term borrowing - related party through issuance of preferred stock	0	$555,598
Warrants/Common stock/Option issued for services	$603,858	0

 The accompanying notes are an integral part of these financial statements.

Table of Contents	4

NOTE 1 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MassRoots, Inc. (the “Company”) is a social network for the cannabis community. Through its mobile applications, systems and websites, MassRoots enables people to share their cannabis-related content and for businesses to connect with those consumers. The Company was incorporated in the State of Delaware on April 24, 2013.

The Company’s primary focus during the first quarter of 2015 was increasing our userbase from around 200,000 to 275,000 users, returning to the iOS App Store and developing additional features to expand the reach and utility of its network.

The Company has not focused on generating revenue to date. However, the primary source of revenue generated to date is advertising from businesses, brands and non-profits. Its secondary source of income is merchandise sales.

Basis of Presentation

The unaudited financial statements include the accounts of MassRoots, Inc. under the accrual basis of accounting.

Management’s Use of Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The unaudited financial statements above reflect all of the costs of doing business.

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition – The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

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

Table of Contents	5

Cost of Sales - The Company’s policy is to recognize cost of sales in the same manner in conjunction with revenue recognition, when the costs are incurred. Cost of sales includes the costs directly attributable to revenue recognition. Selling, general and administrative expenses are charged to expense as incurred.

Comprehensive Income (Loss) - The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements.

Loss Per Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

Risk and Uncertainties - The Company is subject to risks common to emerging companies in the technology and cannabis industries, including, but not limited to, the uncertain governmental regulation of cannabis, the development of new technological innovations, potential lack of funding needed to reach our business goals and dependence on key personnel.

Convertible Debentures - If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt using the effective interest method.

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Table of Contents	6

The derivative liabilities are stated at their fair value as a Level 3 measurement. The Company used a Black-Scholes model to determine the fair values of these derivative liabilities. See Note 4 for the Company’s assumptions used in determining the fair value of these financial instruments.

Embedded Conversion Fatures

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 2014-10 during the fourth quarter of 2014, thereby no longer presenting or disclosing any information required by Topic 915. The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2015-08, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Table of Contents	7

NOTE 2 –  FIXED ASSETS

Fixed assets were comprised of the following as of March 31, 2015, December 31, 2014 and December 31, 2013. Depreciation is calculated using the straight-line method over a 5 year period.

	March 31, 2015	December 31, 2014	December 31, 2013
Cost:
Computers	17,347	12,134	1,522
Office equipment	8,738	4,055	0
Total	26,085	16,189	1,522
Less: Accumulated depreciation	3,124	2,027	228
Property and equipment, net	22,961	14,162	1,294

NOTE 3 –  PREPAID EXPENSE

During the first quarter 2015, the Company issued 430,000 shares of its common stock, 100,000 warrants and 1,065,000 options in exchange for services, valued at $782,695. The $782,695 is being charged to operations over a one-year term.

On June 4, 2014, the Company issued a total of 850,000 shares of its common stock and 2,050,000 options in exchange for consulting services, valued at $286,818. The $286,818 is being charged to operations over a three-year term.

Consulting fees charged to operations during the three months ended March 31, 2015 and March 31, 2014 was $23,904 and $0, respectively. The unamortized balance at March 31, 2015 and at December 31, 2014 was $814,829, and $196,688, respectively.

NOTE 4 –  DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt and warrants issued in the first quarter 2015 and in 2014, and the Company also identified derivative liabilities embedded within warrants detachable with subscription agreement. The Company has determined that the features associated with the embedded conversion option, in the form of a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

	Warrants with convertible Debt	Warrants with subscription agreement	Warrants issued for services	Total
Fair value at the commitment date	87,189	259,278	—	346,467
Fair value mark to market adjustment	429,948	323,293	—	753,241
Balances as of December 31, 2014	517,137	582,571	—	1,099,708
Fair value at the commitment date-in the first quarter of 2015	125,708	—	43,704	169,412
Fair value mark to market adjustment	(24,677)	(17,841)	(219)	(42,737)
Balances as of March 31, 2015	618,168	564,730	43,485	1,226,383

Table of Contents	8

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2015:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	3 years	1.98 – 2.92 years
Risk free interest rate	0.75% - 1.1%	0.89%

NOTE 5 DEBT DISCOUNT

The Company recorded the $174,378 debt discount due to beneficial conversion feature of $87,189 for the detachable warrants issued with convertible debt, and $87,189 in derivative liabilities related to the ratchet feature warrants.

The debt discount was recorded in 2014 and pertains to convertible debt and warrants issued that contain ratchet features that are required to be bifurcated and reported at fair value.

Debt discount is summarized as follows:

	March 31, 2015	December 31, 2014
Deb discount on notes payable	107,016	174,379
Accumulated amortization	(26,146)	(67,363)
Debt discount on notes payable, net	$80,870	$107,016

Amortization of debt discount on notes payable for the three months ended March 31, 2015 and March 31, 2014 was $26,146 and $1,263, respectively.

NOTE 6 – CONVERTIBLE DEBENTURES

On March 24, 2014, the Company issued several convertible debentures to certain accredited investors. The total amount of the debentures is $269,100 and matures on March 24, 2016 with a zero percent interest rate. The debentures are convertible into shares of the Company’s common stock at $0.10 per share.

The debentures were discounted in the amount of $174,378 due to the intrinsic value of the beneficial conversion option and relative derivative liabilities of the warrants.

On January 7, 2015, one holder of a convertible debenture converted $40,000 principal to 400,000 shares of common stock.

As of March 31, 2015, the aggregate carrying value of the debentures was $148,230 net of debt discounts of $80,870, while as of December 31, 2014, the aggregate carrying value of the debentures was $162,084 net of debt discounts of $107,016.

NOTE 7 CAPITAL STOCK

The Company is currently authorized to issue 21 Series A preferred shares at $1.00 par value per share with 1:1 conversion and voting rights. As of March 31, 2015, there were zero shares of Series A preferred shares issued and outstanding.

The Company is currently authorized to issue 200,000,000 shares of its common stock at $0.001 par value per share. As of March 31, 2015, there were 40,817,000 shares of common stock issued and outstanding and 654,000 shares of common stock remaining to be issued.

Table of Contents	9

On March 18, 2014, the Company entered into a Plan of Reorganization with its shareholders in which the following was effected: (i) on March 21, 2014, the Company’s Certificate of Incorporation was amended to allow for the authorization of 200,000,000 shares of the Company’s common stock; (ii) on March 24, 2014, each of the Company’s preferred shareholders converted their shares into common stock on a one for one basis; and (iii) on March 24, 2014, each of the Company’s shareholders surrendered their shares of the Company’s common stock in exchange for the pro-rata distribution of 36,000,000 newly issued shares of Company’s common stock, based on the percentage of the total shares of common stock held by the shareholder immediately prior to the exchange (the “Exchange”).

On January 1, 2014, the directors and officers exercised all of then outstanding 72.06 stock options and acquired 72.06 shares of common stock at $1 per share. These 72.06 shares of common stock were exchanged for 21,954,160 shares of common stock during the Exchange.

On March 18, 2014, immediately prior to the exchange, the Company converted $4,358 accrued dividends from Series A preferred shares into 0.513 shares of common stock, which was exchanged for 156,293 shares of common stock during the Exchange.

On March 24, 2014, the Company issued 2,059,000 shares of common stock in exchange for $205,900 cash.

On June 4, 2014, the Company issued 250,000 shares of common stock to Vincent “Tripp” Keber valued at $0.10 per share in exchange for his services on the Company’s Board of Directors for three years under the 2014 Equity Incentive Plan (“2014 Plan”). These shares had a fair market value of $25,000, of which $2,055 was amortized during the quarter ended March 31, 2015.

On June 4, 2014, the Company issued 250,000 shares of common stock under the 2014 Plan to Ean Seeb valued at $0.10 per share in exchange for his services on the Company’s Board of Directors for three years. These shares had a fair market value of $25,000, of which $2,055 was amortized during the quarter ended March 31, 2015.

On June 4, 2014, the Company issued 250,000 shares of common stock under the 2014 Plan to Sebastian Stant valued at $0.10 per share in exchange for his services as the Company’s Lead Web Developer for one year. These shares had a fair market value of $25,000, of which $6,164 # was amortized during the quarter ended March 31, 2015.

On May 1, 2014, the Company issued 100,000 shares of common stock to Jesus Quintero under the 2014 Plan valued at $0.10 per share in exchange for his services as the Company’s Chief Financial Officer for one year. These shares have a fair market value of $10,000, of which $2,466 was amortized during the quarter ended March 31, 2015.

On January 7, 2015, the Company issued 400,000 shares of common stock by conversion of convertible debentures issued in March 2014.

From September 15, 2014 to March 11, 2015, we completed an offering of $866,000 of our securities to certain accredited and non-accredited investors consisting of 1,732,000 shares of our common stock at $0.50 per share. As of March 31, 2015, 1,508,000 shares of common stock had been issued. The remaining 224,000 shares have not been issued as of March 31, 2015 and were recorded as common stock to be issued.

Table of Contents	10

On March 3, 2015, MassRoots entered into an investment banking relationship with Chardan Capital Markets, LLC. Under the terms of the agreement, MassRoots shall pay Chardan a non-refundable retainer of 200,000 common shares and pay a commission equal to: (a) an aggregate cash fee equal to four percent (4%) of the gross proceeds received from the sale of common stock; and (b) an aggregate restricted stock fee equal to eight percent (8.0%) of the aggregate number of shares of common stock sold in the offering. These shares had not been issued as of March 31, 2015 and were recorded as common stock to be issued.

From January 1 to March 31, 2015, the Company issued 230,000 shares of common stock to five employees and consultants under the 2014 Plan. These shares had not been issued as of March 31, 2015 and were recorded as common stock to be issued.

From January 1 to March 31, 2015, the Company issued 1,048,000 share of common stock that was accounted for as common stock to be issued as of December 31, 2014.

NOTE 8 – STOCK WARRANTS

On March 24, 2014, the Company issued warrants to a third party for the purchase of 4,050,000 and 2,375,000 shares of common stock, at an exercise price of $0.001 and $0.40 per share, respectively. The warrants may be exercised any time after issuance through and including the third (3rd) anniversary of its original issuance. The Company recorded an expense of $555,598 equal to the estimated fair value of the warrants at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.75% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 3 years

On March 24, 2014, in connection to the issuance of convertible debentures of $269,100 to certain investors, which are convertible into shares of the Company’s common stock at $0.10 per share, the Company granted to the same investors three−year warrants to purchase an aggregate of up to 1,345,500 shares of the Company’s common stock at $0.40 per share. The warrants may be exercised any time after the issuance through and including the third (3rd) anniversary of its original issuance.

On March 24, 2014, in connection to the issuance of 2,059,000 shares of common stock, the Company granted to the same investors three−year warrants to purchase an aggregate of 1,029,500 shares of the Company’s common stock at $0.40 per share. The warrants may be exercised any time after the issuance through and including the third (3rd) anniversary of its original issuance. The warrants have a fair market value of $66,712. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.75% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 3 years. See Note 4 for further discussion.

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

During the three months ended March 31, 2015, in connection to the sale of 684,000 shares of common stock, the Company granted to the same investors three−year warrants to purchase an aggregate of 342,000 shares of the Company’s common stock at $1.00 per share. The warrants may be exercised any time after the issuance through and including the third (3rd) anniversary of its original issuance. The warrants have a fair market value of $125,708. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 3 years. See Note 4 for further discussion.

On February 27, 2015, in conjunction with one-year services agreement, the Company issued warrants to purchase 100,000 shares of common stock at $0.50 per share.

Table of Contents	11

Stock warrants outstanding and exercisable on March 31, 2015 are as follows:

	Exercise Price per Share	Shares Under Warrants	Remaining Life in Years
Outstanding
	$0.001	4,050,000	2
	$0.4	4,750,000	2
	$0.5	100,000	5
	$1	866,000	3

Exercisable
	$0.001	4,050,000	2
	$0.4	4,750,000	2
	$0.5	100,000	5
	$1	866,000	3

No other stock warrants have been issued or exercised during the three months ended March 31, 2015.

NOTE 9 – EMPLOYEE EQUITY INCENTIVE PLAN

In June 2014, our shareholders approved the 2014 Plan, which provides for the grant of incentive equity, including options to our employees and our parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. A total of 4 million shares of common stock are reserved for issuance under our 2014 Plan.

On June 4, 2014, the Company granted options to purchase 750,000 shares at $0.10 per share to Vincent “Tripp” Keber for his services on the Company’s Board of Directors for 3 years. Under the terms of the grant, 250,000 shares began vesting on October 1, 2014 such that 20,833 shares vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall begin vesting the later of: October 1, 2015 or the Company reaching 830,000 users such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall vest immediately upon the later of: October 1, 2016 or the Company reaching 1,080,000 users. These options were issued in exchange for his services on the Company’s Board of Directors for 3 years. The options may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The options have a fair market value of $73,836. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. During the quarter ended March 31, 2015, $6,069 was amortized.

On June 4, 2014, the Company granted options to purchase 750,000 shares at $0.10 per share to Ean Seeb for his services on the Company’s Board of Directors for 3 years. Under the terms of the grant, 250,000 shares began vesting on October 1, 2014 such that 20,833 shares vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares begin vesting the later of: October 1, 2015 or the Company reaching 830,000 users such that 20,833 shares vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall vest immediately upon the later of: October 1, 2016 or the Company reaching 1,080,000 users. These options were issued in exchange for his services on the Company’s Board of Directors for 3 years. The options may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The options have a fair market value of $73,836. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. During the quarter ended March 31, 2015, $6,069 was amortized.

Table of Contents	12

On June 4, 2014, the Company granted options to purchase 550,000 shares at $0.10 per share to Sebastian Stant for his services as the Company’s Lead Web Developer for 1 year. Under the terms of the grant, 250,000 shares shall vest immediately upon the company reaching 250,000 users. An additional 150,000 shares shall vest immediately upon the Company reaching 500,000 users. An additional 150,000 shares shall vest immediately upon the Company reaching 750,000 users. The options were issued in exchange for his services as the Company’s Lead Web Developer for 1 year. The options may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The options have a fair market value of $54,146. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. During the quarter ended March 31, 2015, $6,164 was amortized.

On March 9, 2015, Sebastian Stant resigned his position as Lead Developer of MassRoots and surrendered 350,000 options with a strike price of $0.10 back to the 2014 Plan.

From January 1 to March 31, 2015, the Company granted 230,000 shares and options to purchase 1,065,000 shares at $0.50 per share to 20 employees and consultants of the Company, with most vesting monthly over the course of one year. The fair market value of the options are $523,991.

Stock options outstanding and exercisable on March 31, 2015 are as follows:

	Exercise Price per Share	Shares Under Options	Remaining Life in Years
Outstanding
	$0.10	1,750,000	10
	$0.50	1,065,000	10

Exercisable
	$0.10	583,382	10
	$0.50	332,495	10

No other stock options have been issued or exercised during the three months ended March 31, 2015.

NOTE 10 – GOING CONCERN AND UNCERTAINTY

The Company has suffered losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to translate its vast user base into sales. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE 11 – SIGNIFICANT EVENTS

On January 1, 2015, MassRoots amended its employment contract with Tyler Knight. For his services as Chief Marketing Officer, Mr. Knight shall be compensated five thousand dollars ($5,000) per month. The employment contract is “at-will” and may be terminated by the Company or Mr. Knight with or without cause with one (1) month’s written notice. No retirement plan, health insurance or employee benefits program was awarded to Mr. Knight and he serves at the direction of the Chief Executive Officer and Board of Directors.

Table of Contents	13

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

On March 9, 2015 MassRoots entered into an employment contract with Alan Janis. For his services as Director of Technology, Mr. Janis shall be compensated one hundred thirty thousand dollars ($130,000) per year. The employment contract is “at-will” and may be terminated by the Company or Mr. Jenis with or without cause with one (1) month’s written notice. No retirement plan, health insurance or employee benefits program was awarded to Mr. Janis and he serves at the discretion of the Board of Directors.

On March 31, 2015, MassRoots amended its employment contract with Isaac Dietrich. For his services as Chief Executive Officer, Mr. Dietrich shall be compensated seven thousand five hundred dollars ($7,500) per month, effective April 1, 2015. The employment contract is “at-will” and may be terminated by the Company or Mr. Dietrich with or without cause with one (1) month’s written notice. No retirement plan, health insurance or employee benefits program was awarded to Mr. Dietrich and he serves at the direction of the Board of Directors.

On March 31, 2015, MassRoots amended its employment contract with Hyler Fortier. For her services as Chief Operating Officer, Ms. Fortier shall be compensated five thousand dollars ($5,000) per month, effective April 1, 2015. The employment contract is “at-will” and may be terminated by the Company or Ms. Fortier with or without cause with one (1) month’s written notice. No retirement plan, health insurance or employee benefits program was awarded to Ms. Fortier and she serves at the direction of the Board of Directors.

From January 1, 2015 to March 11, 2015, we sold $342,000 of our securities to certain accredited and non-accredited investors consisting of 648,000 shares of our common stock at $0.50 per share, with a warrant, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock purchased, at $1.00 per share. On March 11, 2015 this offering was terminated per the Company’s Board of Directors.

On January 14, 2015, the Company issued 1,508,000 shares of common stock to investors who had purchased the shares at $0.50 per share from September 15, 2014 to January 9, 2015.

On March 20, 2015, we executed a lease with RVOF Market Center, LLC to rent 3,552 square feet of office space at 1624 Market Street, Suite 201, Denver, CO 80202 for a term of 37 months, under which the Company will pay a base rate of $0 for the first month, $8,288 for months two through 13, $8,584.00 for the months 14 through 25, and $8,880.00 for the months 25 through 37. We took possession of this space on April 10, 2015 and did not incur any significant relocation costs.

NOTE 12 SUBSEQUENT EVENTS

From April 1, 2015 through April 17, 2015, the Company completed an offering of 960,933 restricted shares of the Company’s common stock, par value $0.001 per share to certain accredited and unaccredited investors. The shares were offered pursuant to subscription agreements with each investor for aggregate gross proceeds to the Company of $576,200. The Company compensated Chardan Capital $20,000 cash and 262,560 shares of common stock as commission for this placement.

Table of Contents	14

From April 1, 2015 to May 10, 2015, the Company issued 3,020,828 shares of common stock: 200,000 shares for the conversion of a debenture with a face value of $20,000 at $0.10 per share, 224,000 shares to the $0.50 round investors from January to March 2015, 1,110,337 shares to the $0.60 round investors during April 2015 (an extra 150,000 shares were inadvertently issued and are in the process of being rescinded), 262,650 shares to Chardan Capital for placement agent services, 936,341 shares for the exercise of $0.001 warrants, and 287,500 shares for the exercise of the $0.40 financing warrants.

On April 28, 2015, the Company entered into a consulting agreement with Torrey Hills Capital. Under the terms of the agreement, Torrey Hills Capital is to receive 75,000 shares of common stock and $5,000 per month for setting-up non-deal roadshows for the Company.

From April 1, 2015 to May 10, 2015, the Company received $115,000 from the exercise of the Company’s $0.40 warrants and issued 287,500 shares to the investors.

On May 12, 2015, the Company entered into a consulting agreement with Caro Capital. Under the terms of the agreement, Caro Capital is to receive 200,000 shares of common stock for a purchase price of $200 and $2,000 per month for setting-up non-deal roadshows for the Company for a period of one year.

Table of Contents	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited financial statements and related notes contained in Part I, Item 1 of this Quartley Report. Please also refer to the Note About Forward Looking Statements for information on such statements contained in this Quarterly Report immediately preceding Item 1.

Overview

MassRoots, Inc. is a Delaware corporation formed on April 24, 2013. Our principal place of business is located at 1624 Market Street, Suite 201, Denver, CO 80202, our telephone number is (720) 442-0052 and our corporate website is www.corporate.massroots.com.

MassRoots’ primary objective for the first quarter of 2015 was getting our application back into Apple App Store. On November 4, 2014, the App Store had removed MassRoots from sale and created a rule that all social cannabis applications were prohibited. This greatly limited MassRoots’ growth as our network was only available on Android, web and mobile web platforms. On January 5, 2015, we launched several posts on MassRoots, Instagram, Twitter and Facebook encouraging our users and followers to send personal emails to the App Store on why they love our application. Within a week, over 10,000 cannabis enthusiasts had sent personal emails to Apple demanding MassRoots return to the App Store.

We then shifted our focus to uniting the cannabis business community against Apple’s policy. MassRoots drafted a letter with the ArcView Group and National Cannabis Industry Association stating the App Store was, “limit[ing] consumer choice to dispensary locators and strain guides, preventing the innovation that the App Store has spawned for countless other industries. In the cannabis sector, these innovations will allow patients to more effectively communicate, to have their medicine delivered directly to their homes, and will allow the industry to operate in a safer and more efficient manner.” Dozens of dispensaries, cannabis investment firms and fellow technology companies joined as signatories and in mid-January, the letter was mailed to Apple’s leadership.

Once it was clear that we had the support of cannabis consumers and business community, we began to tell our story to the press. In late January, MassRoots’ App Store campaign made the front page of the Denver Post and Buzzfeed.com, galvanizing even more support for our cause. In mid-February, Apple reformed their social cannabis application policies and MassRoots returned to the App Store with no conceptual changes. The App Store only mandated that a hard geo-fence be implemented on MassRoots: all users must give the app permission to access their location from their cell phone carrier and if they are not located in the 23 states with medical cannabis laws, they are prohibited from accessing MassRoots.

Once MassRoots returned to the App Store, we immediately shifted our focus back to rapidly scaling our network. MassRoots started the first quarter with a little over 200,000 registered users; by late March 2015 that amount had grown to 275,000 registered users or an increase of 37.5% for the quarter despite the fact that MassRoots was unavailable in the App Store from November 4, 2014 to February 14, 2015. MassRoots expects to cross 500,000 users during third quarter of 2015 and 1,000,000 users during first quater of 2016.

We launched MassRoots for Business in early March 2015 as a free online portal for dispensaries to schedule posts, view analytics and gain insights into their followers. Over 100 dispensaries and cannabis brands were using MassRoots for Business by March 31, 2015. Over the coming months, we will expand its functionality to allow businesses to sponsor posts in our users’ newsfeeds and begin to monetize our network. We believe we will have 1,000 dispensaries using MassRoots for Business and begin to receive revenue during the second half of a 2015. We plan to have a 20% paid conversion rate during Q3 2015 and 2,500 dispensaries with a 40% paid conversion rate during first quarter of 2016. We define paid conversion rate as the percent of dispensaries who are paying MassRoots cash for value or services we provide to them.

During the first quarter of 2015, MassRoots raised $342,000 at $0.50 per share in a private offering with each share including a warrant for one-half share of common stock at $1.00 per share. We also engaged Chardan Capital as a placement agent for a private placement at $0.60 per share that occurred during the second quarter of 2015 and has since terminated.

Table of Contents	16

MassRoots focused on building our development team during Q1 2015. In March, MassRoots hired Alan Janis as our Director of Technology, who was previously a cloud infrastructure engineer at Photobucket and Yahoo. We also extended employment offers to Vixay Sysouthavongsa as our UI/UX Director, Thomas Gibbs as our Lead Mobile Developer and Adam Cooper as our lead iOS Developer. We expect to continue expanding our development team during the second quarter 2015. We believe that by hiring the most talented engineers we can find, MassRoots will develop the best products and services for consumers and businesses in the cannabis industry.

MassRoots’ primary goals for 2015 are building out features and services that attract new users and increase their engagement while, at the same time, significantly investing in the growth and infrastructure of our network. Our lack of profitability today is part of a deliberate strategy of prioritizing our limited resources on what will deliver the greatest long-term value for our shareholders: a growing and thriving user-base of end cannabis consumers. In order to build that user-base, our developers must focus on creating the best user experience, our marketing staff must be focused on acquiring end-cannabis consumers and our leadership team needs to focus on the requisite strategies to reach a critical mass of users; once that has been accomplished, we can start focusing on developing, marketing and growing an advertising platform that will connect cannabis-related businesses to end cannabis consumers.

Over the coming months, MassRoots plans to develop, partner with, or acquire leading software solutions for consumers, businesses and developers in the cannabis industry. By doing so, we are seeking to create a valuable distribution channel for cannabis and its ancillary products.

Results of Operations

	For the three-months ended
	March 31, 2015	March 31, 2014	$ Change	% Change
Gross profit	$241	$305	$(64)	-21.0%

General and administrative expenses	565,051	681,507	(116,456)	-17.1%

Loss from Operations	(564,810)	(681,202)	116,392	-17.1%

Other Income /(Expense)	14,301	(1,263)	15,564	-1232.3%

Net Loss	($550,509)	($682,465)	$131,956	($0)

Net loss per share - basic and diluted	($0.01)	N/A	N/A	N/A

Revenue

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

For the three months ended March 31, 2015 and March 31, 2014, we generated revenues of $941 and $995, respectively, from our business operations. These revenues were primarily from merchandise purchased through Store.MassRoots.com.

Table of Contents	17

Cost and Expenses

Operating expenses decreased from $681,507 for the three months ended March 31, 2014 to $565,051 for the three months ended March 31, 2015. The $116,456 decrease is partially attributed to a $391,045 reductions in equity issuances for services during the three months ended March 31, 2015 versus the three months ended March 31, 2014; this was offset by increases in payroll expenses for the three months ended March 31, 2015, $130,022 versus the three months March 31, 2014 as the company increased its headcount due to increase in operational activities.

During the first quarter of 2015, we issued $113,712 worth of common stock in exchange for services rendered to the Company, as compared to $0 worth of common stock during the first quarter of 2014. These issuances were comprised of 200,000 shares to Chardan Capital for a retainer in an investment banking relationship and 230,000 shares to five employees and consultants under our 2014 Plan.

During the first quarter of 2015, we incurred $53,589 in advertising expenses, as compared to $30,504 during the first quarter of 2014. The increase was primarily driven by an increase in conference and event-related sponsorships and advertising through Instagram and Twitter accounts with large followings.

During the first quarter of 2015, we incurred $65,989 in independent contractor expenses, as compared to $22,067 during the first quarter of 2014. These expenditures were primarily related to the development of our mobile apps and during the first quarter ended March 31, 2015, we spent $47,960 through TopTal, an outsourced development service. In late March, we recruited in-house developers to replace these independent contractors and we expect independent contractor-related expenditures will decrease in coming quarters as payroll expense increase.

During the first quarter of 2015, we incurred $162,930 in payroll expenses, as compared to $32,908 during the first quarter of 2014. These increase was primarily related caused by an increase in employees from four during the first quarter of 2014 to 16 during the first quarter of 2015. In March, we began building out an in-house development team which we expect to increase payroll-related expenditures in coming quarters.

During the first quarter of 2015, we incurred $47,009 in expenses related to the issuance of options, as compared to $0 during the first quarter of 2014. We issued 1,065,000 options to 21 employees and consultants at $0.50 per share under our 2014 Plan.

During the first quarter of 2015, we incurred $100,968 in other general and administrative expenses, as compared to $30,997 during the first quarter of 2014. These expenses were primarily comprised of $25,931 in accounting and consulting-related expenditures, including our annual audit, $27,390 in Dues and Subscriptions, including our OTCQB and DTC application fees and a $10,000 donation to the National Cannabis Industry Association, $11,521 in server hosting fees, and $20,168 in travel-related expenditures.

Other Income (Expense)

The Company realized a gain related to the fair value mark to market adjustments of its derivative liabilities of $42,737 for the three months ended March 31, 2015 versus $0 for the three months ended March 31, 2014. These derivative liabilities were determined as of December 31, 2014. This gain was offset by an increase in amortization of discount on notes payable for the three months ended March 31, 2015 of $26,146 versus only $1,263 for the three months ended March 31, 2014. Interest expense related to the derivatives was $2,290 for the three months ended March 31, 2015 versus $0 for the three months ended March 31, 2014.

For the three months ended March 31 2015 and March 31, 2014, we had net losses of $550,509 and $682,465, respectively.

Table of Contents	18

Liquidity and Capital Resources

For the three months ended March 31, 2015 and 2014, our cash flows were:
	Three months ended
	March 31,
	2015	2014
	(Unaudited)
Net cash provided by operating activities	$(409,141)	$(122,571)
Net cash used in investing activities	$(9,896)	$(6,231)
Net cash provided by financing activities	$332,000	$375,200

Net cash used in operations during the three months ended March 31, 2015 and March 31, 2014 was $409,141 and $122,571, respectively. During the three months ended March 31, 2015, net cash used of $409,141 was attributed to the cash used from the loss for the three month period and also increases in other receivables, prepaid expense, deposits and inputted interest expense, while being offset by cash provided from equity issuances for services, amortization of discount on notes payable and an increase in accounts payable and accrued expenses. For the three months ended March 31, 2014, net cash used of $122,571 was attributed to cash used from the loss for the period which was offset by cash provided by equity issuances and an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $9,896 and $6,231 for the three months ended March 31, 2015 and March 31, 2014, respectively. These were mainly attributed to the purchase of equipment, primarily computers.

Net cash provided by financing activities for the three months ended March 31, 2015 and March 31, 2014 was $332,000 and $375,200, respectively. These amounts were attributed to equity issuances throughout the periods.

Capital Resources

Our current cash on hand as of March 31, 2015 was $54,891, which will be used to meet our operational expenditures for one month. Subsequent to the close of the quarter, we closed a $576,200 private offering and have received $115,000 in proceeds from warrant exercises.

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

Fundraising

During the first quarter of 2015, MassRoots sold 684,000 shares of unregistered common stock for $342,000. For every two shares purchased in the round, a warrant to purchase one share of common stock at $1.00 per share was included (684,000 total warrants at $1.00 per share). This round was closed on March 11, 2015.

Required Capital Over the Next Fiscal Year

We expect MassRoots will able to raise $2.8 million over the next fiscal year if warrent holders choose to exercise their warrants. However, there is no guarantee that any warrant holder will in fact exercise such warrants. As of March 31, 2015, there were 4,750,000 warrants exercisable at $0.40 per share that if executed, will inject approximately $1.9 million into the company; there are also 866,000 warrants exercisable at $1.00 per share that if executed, will inject $866,000 into the company. We believe MassRoots will require $2.5 million to sustain operations over the next fiscal year and that we will be able to raise those funds primarily through warrant exercises.

Table of Contents	19

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 10 of our financial statements

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 1.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer (our Chief Executive Officer and Chief Financial Officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures not were effective due to the weakness discussed below in (1) ensuring that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and ensureing that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Materiel Weakness: Due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting. We plan to rectify this weakness by hiring additional accounting personnel in 2015 and 2016.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	20

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any current or pending legal proceedings.

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

From September 15, 2014 to March 11, 2015, we completed an offering of $866,000 of our securities to certain accredited and non-accredited investors consisting of 1,732,000 shares of our common stock at $0.50 per share.

From April 1, 2015 through April 17, 2015, MassRoots, Inc. completed an offering of 960,933 shares of the Company’s common stock to certain accredited and unaccredited investors, pursuant to which, the Company received gross proceeds of $576,200. The Company terminated this offering as of April 17, 2015. The Company compensated Chardan Capital Markets, LLC $20,000 cash and 262,560 shares of common stock as commission for this placement.

From January 1 to March 31, 2015, the Company granted 230,000 shares and options to purchase 1,065,000 shares at $0.50 per share to 20 employees and consultants of the Company. On February 27, 2015, the Company sold warrants for a nominal amount to purchase 100,000 shares of common stock at $0.50 per share to certain service providers.

On April 28, 2015, the Company entered into a consulting agreement with Torrey Hills Capital, under which, Torrey Hills Capital will receive 75,000 shares of the Company’s common stock.

On May 12, 2015, the Company entered into a consulting agreement with Caro Capital, under which Caro Capital, as compensation for services provided, will receive 200,000 shares of Company’s common stock in exchange for $200.

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

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

On May 1, 2015, MassRoots executed an agreement with Jesus Quintero for Mr. Quintero to continue to serve as the Company’s Chief Financial Officer and provide it with financial consulting services. This agreement creates an independent contractor relationship and has a term of one year. For this service, Mr. Quintero is paid $2,000 per month. No retirement plan, health insurance or employee benefits program was awarded to Mr. Quintero and he serves at the direction of the Chief Executive Officer and Board of Directors. This agreement may be terminated by either party, without cause, upon ninety (90) days prior written notice to the other party. If terminated, Mr. Quintero would receive only the compensation earned, but unpaid under the agreement.

Table of Contents	21

Item 6. Exhibits

10.1	Consulting Agreement, dated May 1, 2015, by and between Jesus Quintero and the Company
31.2	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Table of Contents	22

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MASSROOTS, INC. (Registrant)

Date: May 15, 2015	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer
(Principal Accounting Officer)

Table of Contents	23