Form 10-Q
period 2015-06-30
MassRoots, Inc.
filed 2015-07-21
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2015

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

(720) 442-0052

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]*

*The Company has not been subject to such filing requirements for the past 90 days.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2015, the issuer had 44,505,238 shares of common stock issued and outstanding.

MASSROOTS, INC.

FORM 10-Q QUARTERLY REPORT

JUNE 30, 2015

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements include, among other things, statements regarding:

•	the growth of our business and revenues and our expectations about the factors that influence our success;
•	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring and grow our business;
•	our plans for our MassRoots for Business portal and the strategy and timing of any plans to monetize our network, including the paid conversion rates and the willingness of businesses to utilize our premium memberships;
•	our user growth expectations;
•	our ability to attain funding and the sufficiency of our sources of funding;
•	our proposed partnership with Flowhub and the consummation of such a partnership and/or the results of the partnership, if created;
•	our expectation that our cost of revenues, development expenses, sales and marketing expenses, and general and administrative expenses will increase;
•	fluctuations in our capital expenditures;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Table of Contents	2

MASSROOTS, INC.
BALANCE SHEETS
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

	Jun 30, 2015	Dec 31, 2014
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash	$171,363	$141,928
Other receivables	70	11,201
Prepaid expense	979,925	130,797
TOTAL CURRENT ASSETS	1,151,358	283,926

FIXED ASSETS
Computer and office equipment	54,347	16,189
Accumulated depreciation	(6,121)	(2,027)
NET FIXED ASSETS	48,226	14,162

OTHER ASSETS
Prepaid expense	65,891	65,891
Investment in Flowhub	175,000	0
Deposits	35,352	2,550
Total Other Assets	276,243	68,441

TOTAL ASSETS	1,475,827	366,529

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	69,599	25,842
Accrued expenses	25,695	23,917
Accrued payroll tax	0	1,778
Derivative liabilities	386,432	1,099,707
TOTAL CURRENT LIABILITIES	481,726	1,151,244

LONG-TERM LIABILITY
Convertible debentures, net of $56,669 and $107,016 discount, respectively	152,430	162,084
TOTAL LIABILITIES	634,156	1,313,328

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 44,505,238 and 38,909,000 shares issued and outstanding	44,505	38,909
Common stock to be issued	857	1,048
Common stock - warrants	0	0
Additional paid in capital	6,303,740	2,372,867
Common stock subscription receivable	(80,000)	0
Deficit accumulated through the development stage	(5,427,431)	(3,359,623)
TOTAL STOCKHOLDERS' EQUITY	841,671	(946,799)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,475,827	$366,529
The accompanying notes are an integral part of these financial statements.

Table of Contents	3

MASSROOTS, INC.
STATEMENT OF OPERATIONS

	FOR THE 3 MONTHS ENDED JUNE 30, 2015	FOR THE 3 MONTHS ENDED JUNE 30, 2014	FOR THE 6 MONTHS ENDED JUNE 30, 2015	FOR THE 6 MONTHS ENDED JUNE 30, 2014
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

ADVERTISING REVENUE	$2,126	$744	$3,066	$1,739

COST OF GOODS SOLD	0	0	0	690

GROSS PROFIT	2,126	744	3,066	1,049

GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising	208,830	50,426	263,119	80,930
Depreciation	2,997	396	4,094	628
Independent contractor expense	67,961	37,660	133,950	59,728
Legal expenses	70,080	115,375	86,005	124,575
Accounting and Consulting	121,723	10,662	147,654	10,662
Payroll and related expense	359,440	54,082	522,370	86,990
Common stock issued for services	254,388	4,612	368,100	4,612
Options issued for services	266,562	7,363	313,571	7,363
Warrants issued for services	22,579	0	26,411	555,598
Travel and related expenses	46,443	0	66,611	1,140
Other general and administrative expenses	72,128	21,301	126,998	51,158
Total General and Administrative expenses	1,493,131	301,877	2,058,883	983,384

(LOSS) FROM OPERATIONS	(1,491,005)	(301,133)	(2,055,817)	(982,335)

OTHER INCOME (EXPENSE)
Change in derivative liabilities	0	0	42,737	0
Interest expense	(2,091)	0	(4,381)	0
Amortization of discount on notes payable	(24,201)	(16,418)	(50,347)	(17,681)

INCOME (LOSS) BEFORE INCOME TAXES	(1,517,297)	(317,551)	(2,067,808)	(1,000,016)

PROVISION FOR INCOME TAXES	0	0	0	0

NET (LOSS)	$(1,517,297)	$(317,551)	$(2,067,808)	$(1,000,016)

Basic and fully diluted net income (loss) per common share:	$(0.03)	N/A	$(0.05)	N/A

Weighted average common shares outstanding	43,535,697	N/A	41,972,190	N/A

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

MASSROOTS, INC.
STATEMENT OF CASHFLOWS
FOR THE 6 MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

	FOR THE 6 MONTHS ENDED JUNE 30, 2015 (UNAUDITED)	FOR THE 6 MONTHS ENDED JUNE 30, 2014 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,067,808)	$(1,000,016)
Adjustments to reconcile net (loss ) to net cash (used in) operating activities:
Amortization of discounts on notes payable	50,347	17,681
Depreciation	4,094	628
Common stock issued for services	368,100	4,612
Options issued for services	313,571	7,363
Warrants issued for services	26,411	555,598
Change in derivative liabilities	(42,737)	—
Imputed Interest expense	4,381	—
Changes in operating assets and liabilities		—
Other receivables	11,131	—
Prepaid expense	—	(451)
Deposit	(32,802)	—
Accounts payable and other liabilities	15,911	333
Accrued payroll tax	(2,642)	(1,846)
Net Cash (Used in) Operating Activities	(1,352,043)	(416,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for equipment	(38,158)	(6,512)
Investment in Flowhub	(175,000)	—
Net Cash (Used in) Investing Activities	(213,158)	(6,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible Debentures for cash	—	269,100
Issuance of common stock for cash	1,298,700	205,900
Warrants Exercised	295,936
Net Cash Provided by Financing Activities	1,594,636	475,000

NET INCREASE IN CASH	29,435	52,390

CASH AT BEGINNING OF PERIOD	141,928	80,479

CASH AT END OF YEAR	$171,363	$132,869

NON-CASH FINANCING ACTIVITIES
Common stock, Warrants, and Options issued as prepaid expense	$849,128	—
Repayment of short term borrowing - related party through issuance of preferred stock	—	—

The report on the financial statements and accompanying notes are an integral part of these financial statements.

Table of Contents	5

MassRoots, Inc.

Notes to Financial Statements

June 30, 2015

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MassRoots, Inc. (the “Company”) is a social network for the cannabis community. Through its mobile applications, systems and websites, MassRoots enables people to share their cannabis-related content and for businesses to connect with those consumers. The Company was incorporated in the State of Delaware on April 24, 2013.

The Company’s primary focus during the first two quarters of 2015 was increasing our userbase from around 275,000 to 420,000 users.

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

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	the services have been rendered and all required milestones achieved,

(iii)	the sales price is fixed or determinable, and

(iv)	Collectability is reasonably assured.

Table of Contents	6

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

Table of Contents	7

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

Our financial instruments include cash, accounts receivable, prepaid expense, investment in Flowhub, deposit, accounts payable, accrued liabilities, convertible note payable, and derivative liabilities.

The carrying values of the Company's cash, prepaid expense, investment in Flowhub, deposit, accrued liabilities approximate their fair value due to their short-term nature. The Company's convertible notes payable are measured at amortized cost.

The derivative liabilities are stated at their fair value as a Level 3 measurement. The Company used a Black-Scholes model to determine the fair values of these derivative liabilities. See Note 4 for the Company's assumptions used in determining the fair value of these financial instruments.

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

Table of Contents	8

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 2014-10 during the fourth quarter of 2014, thereby no longer presenting or disclosing any information required by Topic 915. The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2015-10, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 2 - FIXED ASSETS

Fixed assets were comprised of the following as of June 30, 2015 and December 31, 2014. Depreciation is calculated using the straight-line method over a 5 year period.

	December 31, 2014	June 30, 2015
Cost:
Computers	12,134	31,033
Office equipment	4,055	23,314
Total	16,189	54,347
Less: Accumulated depreciation	2,027	6,121
Property and equipment, net	14,162	1,294

NOTE 3 - PREPAID EXPENSE

During the first quarter 2015, the Company issued 430,000 shares of its common stock, 100,000 warrants and 1,065,000 options in exchange for services, valued in the aggregate at $782,695. The $782,695 is being charged to operations over a one-year term.

On April 28, 2015, the Company entered into a consulting agreement with Torrey Hills Capital. Under the terms of the agreement, Torrey Hills Capital is to receive 75,000 shares of common stock and $5,000 per month for setting-up non-deal roadshows for the Company. The service period is 4 months.

On May 12, 2015, the Company entered into a consulting agreement with Caro Capital. Under the terms of the agreement, Caro is to receive 200,000 shares of common stock and $2,000 per month for setting-up non-deal roadshows for the Company for a period of one year.

On June 15, 2015, the Company entered into a consulting agreement with Demeter Capital. Under the terms of the agreement, Demeter Capital is to receive 100,000 shares of common stock for introductions to investors. The service period is 6 months.

On June 4, 2014, the Company issued a total of 850,000 shares of its common stock and 2,050,000 options in exchange for consulting services, valued in the aggregate at $286,818. The $286,818 is being charged to operations over a three-year term.

Compensation from equity issuances charged to operations during the six months ended June 30, 2015 and June 30, 2014 was $708,082 and $567,573, respectively. The expense related to the amortization of prepaid expense is $593,939. The unamortized balance at June 30, 2015 and at December 31, 2014 was $1,045,816 and $196,688, respectively.

Table of Contents	9

NOTE 4 - DERIVATIVE LIABILITIES

The Company had previously identified conversion features embedded within warrants received in connection with the issuance of convertible debt and, separately, within warrants received in connection with the issuance of common stock. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

During the second quarter of 2015, the Company and the holders of warrants previously issued as part of our offering in March 2014 with an exercise price of $0.40 agreed to amend the warrants to remove the ratchet provision. This reduced the Company’s derivative liability by $835,593 and increased additional paid in capital by the same amount.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

	Warrants with Convertible Debt	Warrants with Issuance of Common Stock	Warrants Issued For Services	Total
Fair value at the commitment date	$87,189	$259,278	$0	$346,467
Fair value mark to market adjustment	429,948	323,293		753,241
Balances as of December 31, 2014	517,137	582,571	0	1,099,708
Fair value at the commitment date - in first quarter 2015	125,708	0	43,704	169,412
Fair value mark to market adjustment	(24,677)	(17,841)	(219)	(42,737)
Balances as of March 31, 2015	618,168	564,730	43,485	1,226,383
Fair value at the commitment date - in second quarter 2015			51,378	51,378
Reclassified to additional paid-in capital due to amendment of agreements.	(618,168)	(273,161)	—	(835,593)
Balances as of June 30, 2015	$0	$291,569	$94,863	$386,432

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2015:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	3-5 years	1.83 – 4.70 years
Risk free interest rate	0.75% - 1.1%	0.89% - 1.35%

NOTE 5 - DEBT DISCOUNT

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

Table of Contents	10

Debt discount is summarized as follows:

	June 30, 2015	December 31, 2014
Deb discount on notes payable	$107,016	$174,379
Accumulated amortization	(50,347)	(67,363)
Debt discount on notes payable, net	$56,669	$107,016

Amortization of debt discount on notes payable for the six months ended June 30, 2015 and June 30, 2014 was $50,347 and $17,681, respectively.

NOTE 6 - CONVERTIBLE DEBENTURES

On March 24, 2014, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures is $269,100 and matures on March 24, 2016 with a zero percent interest rate. The debentures are convertible into shares of the Company’s common stock at $0.10 per share.

The debentures were discounted in the amount of $174,378 due to the intrinsic value of the beneficial conversion option and relative derivative liabilities of the warrants.

On January 7, 2015, one holder of a convertible debenture converted $40,000 of principal into 400,000 shares of common stock.

On April 4, 2015, one holder of a convertible debenture converted $20,000 of principal into 200,000 shares of common stock.

As of June 30, 2015, the aggregate carrying value of the debentures was $152,430 net of debt discounts of $56,670, while as of December 31, 2014, the aggregate carrying value of the debentures was $162,084 net of debt discounts of $107,016.

NOTE 7 - CAPITAL STOCK

The Company is currently authorized to issue 21 Series A preferred shares at $1.00 par value per share with 1:1 conversion and voting rights. As of June 30, 2015, there were 0 shares of Series A preferred shares issued and outstanding.

The Company is currently authorized to issue 200,000,000 shares of its common stock at $0.001 par value per share. As of June 30, 2015, there were 44,505,238 shares of common stock issued and outstanding and 857,000 shares of common stock to be issued.

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

On January 1, 2014, the Company’s directors and officers exercised all of the then outstanding 72.06 stock options and acquired 72.06 shares of common stock at $1 per share. These 72.06 shares of common stock were exchanged for 21,954,160 shares of common stock during the Exchange.

On March 18, 2014, immediately prior to the Exchange, the Company converted $4,358 accrued dividends from Series A preferred shares into 0.513 shares of common stock, which was exchanged for 156,293 shares of common stock during the Exchange.

On March 24, 2014, the Company issued 2,059,000 shares of common stock in exchange for $205,900 cash.

Table of Contents	11

On June 4, 2014, the Company issued 250,000 shares of common stock to Vincent “Tripp” Keber valued at $0.10 per share in exchange for his services on the Company’s Board of Directors for three years under the 2014 Equity Incentive Plan (“2014 Plan”). These shares had a fair market value of $25,000, of which $2,055 and $4,110 was amortized during the quarter and six months ended June 30, 2015, respectively.

On June 4, 2014, the Company issued 250,000 shares of common stock under the 2014 Plan to Ean Seeb valued at $0.10 per share in exchange for his services on the Company’s Board of Directors for three years. These shares had a fair market value of $25,000, of which $2,055 and $4,110 was amortized during the quarter and six months ended June 30, 2015, respectively.

On June 4, 2014, the Company issued 250,000 shares of common stock under the 2014 Plan to Sebastian Stant valued at $0.10 per share in exchange for his services as the Company’s Lead Web Developer for one year. These shares had a fair market value of $25,000, of which $4,452 and 10,616 was amortized during the quarter and six months ended June 30, 2015, respectively.

On May 1, 2014, the Company issued 100,000 shares of common stock under the 2014 Plan to Jesus Quintero valued at $0.10 per share in exchange for his services as the Company’s Chief Financial Officer for one year. These shares had a fair market value of $10,000, of which $849 and $3,315 was amortized during the quarter and six months ended June 30, 2015, respectively.

From September 15, 2014 to March 11, 2015, we completed an offering of $866,000 of our securities to certain accredited and non-accredited investors consisting of 1,732,000 shares of our common stock at $0.50 per share. As of June 30, 2015, all 1,732,000 shares of common stock had been issued.

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

From January 1 to March 31, 2015, the Company issued 230,000 shares of common stock to five employees and consultants under our 2014 Employee Stock Option Program.

During April 2015, the Company issued 960,335 shares of common stock in exchange for $576,200 cash.

On April 28, 2015, the Company entered into a consulting agreement with Torrey Hills Capital. Under the terms of the agreement, Torrey Hills Capital is to receive 75,000 shares of common stock and $5,000 per month for setting-up non-deal roadshows for the Company.

On May 12, 2015, the Company entered into a consulting agreement with Caro Capital. Under the terms of the agreement, Caro is to receive 200,000 shares of common stock and $2,000 per month for setting-up non-deal roadshows for the Company for a period of one year.

On June 15, 2015, the Company entered into a consulting agreement with Demeter Capital. Under the terms of the agreement, Demeter Capital is to receive 100,000 shares of common stock for consulting services. The 100,000 shares have not been issued as of June 30, 2015 and were recorded as common stock to be issued.

In June 2015, the Company signed agreements to issue 607,335 shares of common stock in exchange for $455,500 cash. The 607,335 shares have not been issued as of June 30, 2015 and were recorded as common stock to be issued.

During the second quarter of 2015, the Company issued 1,686,341 shares of common stocks and received $300,936 due to the exercise of warrants. As of June 30, 2015, 1,536,341 shares of common stock had been issued from these exercises. The remaining 150,000 shares have not been issued as of June 30, 2015 and were recorded as common stock to be issued.

Table of Contents	12

During the second quarter of 2015, the Company issued 654,050 shares of common stock which previously were classified as common stock to be issued on March 31, 2015.

NOTE 8 - STOCK WARRANTS

On March 24, 2014, the Company issued warrants to a third party for the purchase of 4,050,000 and 2,375,000 shares of common stock, at an exercise price of $0.001 and $0.40 per share, respectively. The warrants may be exercised any time after issuance through and including the third (3rd) anniversary of its original issuance. The Company recorded an expense of $555,598 equal to the estimated fair value of the warrants at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.75% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 3 years

On March 24, 2014, in connection to the issuance of convertible debentures of $269,100 to certain investors, which are convertible into shares of the Company’s common stock at $0.10 per share, the Company granted to the same investors three−year warrants to purchase an aggregate of up to 1,345,500 shares of the Company’s common stock at $0.4 per share. The warrants may be exercised any time after the issuance through and including the third (3rd) anniversary of its original issuance.

On March 24, 2014, in connection to the issuance of 2,059,000 shares of common stock, the Company granted to the same investor three−year warrants to purchase an aggregate of 1,029,500 shares of the Company’s common stock at $0.4 per share. The warrants may be exercised any time after the issuance through and including the third (3rd) anniversary of its original issuance. The warrants have a fair market value of $66,712. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.75% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 3 years. See Note 4 for further discussion.

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

On April 8, 2015, the Company issued warrants to purchase 50,000 shares of common stock at $0.60 per share to certain service providers.

From April 1 to June 30, 2015, 750,000 of warrants previously issued as part of our offering in March 2014 were exercised at an exercise price of $0.40 per share for proceeds of $300,000, of which $295,000 was received during the second quarter of 2015 and the remaining $5,000 was received during the third quarter of 2015.

Table of Contents	13

From April 1 to June 30, 2015, 936,341 warrants previously issued as part of our offering in March 2014 were exercised at an exercise price of $0.001 per share for proceeds of $936.

Stock warrants outstanding and exercisable on June 30, 2015 are as follows:

	Exercise Price per Share	Shares Under Warrants	Remaining Life in Years
Outstanding
	$0.001	3,113,659	2
	$0.4	4,000,000	2
	$0.5	100,000	5
	$0.6	50,000	5
	$1	866,000	3

Exercisable
	$0.001	3,113,659	2
	$0.4	4,000,000	2
	$0.5	100,000	5
	$0.6	50,000	5
	$1	866,000	3

No other stock warrants have been issued or exercised during the three months ended June 30, 2015.

NOTE 9 - EMPLOYEE EQUITY INCENTIVE PLAN

In June 2014, our shareholders approved our 2014 Equity Incentive Plan (“2014 Plan”), which provides for the grant of incentive stock options to our employees and our parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. A total of 4 million shares of common stock are reserved for issuance under our 2014 Plan.

On June 4, 2014, the Company granted options to purchase 750,000 shares at $0.10 per share to Vincent “Tripp” Keber for his services on the Company’s Board of Directors for 3 years. Under the terms of the grant, 250,000 shares shall begin vesting on October 1, 2014 such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall begin vesting the later of: October 1, 2015 or the Company reaching 830,000 users such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall vest immediately upon the later of: October 1, 2016 or the Company reaching 1,080,000 users. These options were issued in exchange for his services on the Company’s Board of Directors for 3 years. The options may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The options have a fair market value of $73,836. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. For the six months ended June 30, 2015 $12,138 was amortized.

Table of Contents	14

On June 4, 2014, the Company granted options to purchase 750,000 shares at $0.10 per share to Ean Seeb for his services on the Company’s Board of Directors for 3 years. Under the terms of the grant, 250,000 shares shall begin vesting on October 1, 2014 such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall begin vesting the later of: October 1, 2015 or the Company reaching 830,000 users such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall vest immediately upon the later of: October 1, 2016 or the Company reaching 1,080,000 users. These options were issued in exchange for his services on the Company’s Board of Directors for 3 years. The options may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The options have a fair market value of $73,836. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. For the six months ended June 30, 2015 $12,138 was amortized.

On June 4, 2014, the Company granted options to purchase 550,000 shares at $0.10 per share to Sebastian Stant for his services as the Company’s Lead Web Developer for 1 year. Under the terms of the grant, 250,000 shares shall vest immediately upon the Company reaching 250,000 users. An additional 150,000 shares shall vest immediately upon the Company reaching 500,000 users. An additional 150,000 shares shall vest immediately upon the Company reaching 750,000 users. The options were issued in exchange for his services as the Company’s Lead Web Developer for 1 year. The options may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The options have a fair market value of $54,146. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. For the six months ended June 30, 2015 $12,328 was amortized.

On March 9, 2015, Sebastian Stant resigned his position as Lead Developer of MassRoots and surrendered 350,000 options with a strike price of $0.10 per share back to the 2014 Plan.

From January 1 to March 31, 2015, the Company granted 230,000 shares and options to purchase 1,065,000 shares at $0.50 per share to 20 employees and consultants of the Company, with most vesting monthly over the course of one year. The fair market value of the options are $523,991.

On April 8, 2015, the Company granted options to purchase 105,000 shares at $0.6 per share to 3 employees and consultants of the Company, with most vesting monthly over the course of one year. The fair market value of the options are $114,143.

Stock options outstanding and exercisable on June 30, 2015 are as follows:

	Exercise Price per Share	Shares Under Options	Remaining Life in Years
Outstanding
	$0.10	1,750,000	9
	$0.50	1,065,000	10
	$0.60	105,000	10

Exercisable
	$0.10	625,000	9
	$0.50	532,584	10
	$0.60	17,498	10

No other stock options have been issued or exercised during the three months ended June 30, 2015.

NOTE 10 - GOING CONCERN AND UNCERTAINTY

The Company has suffered losses from operations since inception. In addition, the Company has yet to generate an significant cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Table of Contents	15

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new and potentially current investors to alleviate the Company’s working deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to translate its vast user base into sales. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE 11 - SIGNIFICANT EVENTS

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

From April 1, 2015 to June 30, 2015, the Company issued 3,020,828 shares of common stock: 200,000 shares for the conversion of a debenture with a face value of $20,000 at $0.10 per share, 224,000 shares to the $0.50 round investors from January to March 2015, 960,337 shares to the $0.60 round investors during April 2015, 262,650 shares to Chardan Capital for placement agent services, 936,341 shares for the exercise of $0.001 warrants, and 600,000 shares for the exercise of the $0.40 financing warrants.

On April 28, 2015, the Company entered into a consulting agreement with Torrey Hills Capital. Under the terms of the agreement, Torrey Hills Capital is to receive 75,000 shares of common stock and $5,000 per month for setting-up non-deal roadshows for the Company. These shares were issued on June 3, 2015.

From April 1 to June 30, 2015, 750,000 warrants previously issued as part of our offering in March 2014 were exercised at an exercise price of $0.40 per share for proceeds of $300,000, of which $295,000 was received during the second quarter of 2015 and the remaining $5,000 was received during Q3.

From April 1 to June 30, 2015, 936,341 of warrants previously issued as part of our offering in March 2014 were exercised at an exercise price of $0.001 per share for proceeds of $936.34.

On May 12, 2015, the Company entered into a consulting agreement with Caro Capital. Under the terms of the agreement, Caro is to receive 200,000 shares of common stock and $2,000 per month for setting-up non-deal roadshows for the Company for a period of one year. These shares were issued on June 3, 2015.

On June 15, 2015, the Company entered into a consulting agreement with Demeter Capital. Under the terms of the agreement, Demeter Capital is to receive 100,000 shares of common stock for introductions to investors.

On June 19, 2015, the Company retained Mr. Daniel C. Hunt as Chief Operating Officer of the Company, effective immediately. Mr. Hunt succeeds Ms. Hyler Fortier, who resigned as Chief Operating Officer of the Company as of that same date. Ms. Fortier will continue with the Company as the Company’s Director of Branding, a non-executive role. Mr. Hunt will receive a salary of $78,000 per year and is an “at-will” agreement and may be terminated by either party with or without cause with one (1) month’s written notice. No retirement plan, health insurance or other employee benefits were awarded to Mr. Hunt and he shall serve at the direction of the Company’s Chief Executive Officer and Board.

From June 10 to June 30, 2015, the Company sold 606,669 shares of unregistered common stock for gross proceeds of $455,000, of which $380,000 was received by June 30, 2015.

Table of Contents	16

On June 30, 2015, the Company had recorded 150,000 registered common shares to be issued for the exercise of $0.40 warrants, 606,669 unregistered common stock to be issued for purchasers of the $0.75 private placement, and 100,000 unregistered common shares to be issued to Demeter Capital for services rendered.

NOTE 12 - SUBSEQUENT EVENTS

From July 1 to July 13, 2015, MassRoots sold an additional 834,004 shares of unregistered common stock for gross proceeds totaling $610,502. This round was closed on July 13, 2015. As of July 21, 2015, all $1,065,502 had been received. In connection with this offering, Chardan will receive $27,200 in cash and 76,560 shares of the Company’s common stock as commission for this placement.

Table of Contents	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited financial statements and related notes contained in Part I, Item 1 of this Quarterly Report. Please also refer to the Note About Forward Looking Statements for information on such statements contained in this Quarterly Report immediately preceding Item 1.

Overview

MassRoots, Inc. is a Delaware corporation formed on April 24, 2013. Our principal place of business is located at 1624 Market Street, Suite 201, Denver, CO 80202, our telephone number is (720) 442-0052 and our corporate website is corporate.massroots.com. The information on our website or mobile apps is not a part of this Quarterly Report on Form 10-Q.

User Growth and Social Following

Total users ("Users") is defined as every user who currently has an account with MassRoots. It does not include users who have deleted their account. It does not reflect active usage over any set period of time.

 Figure 1: Our monthly User growth beginning from July 2013 through June 2015

During the second quarter of 2015, MassRoots expanded its userbase by 45%, from approximately 275,000 to 400,000 cannabis consumers. We believe MassRoots’ userbase has hit critical mass during the second quarter of 2015. Our growth was primarily driven by MassRoots’ increasing popularity as one of the first national cannabis brands and word of mouth virility from our users. Based on our current projections, we expect MassRoots to cross 1 million Users in late 2015 or early 2016.

During June 2015, MassRoots generated 100 million “newsfeed impressions”, defined as a User viewing a post on MassRoots’ local, global or buds feeds.

We believe MassRoots has the largest social following of any marijuana-related App. During the second quarter of 2015, MassRoots expanded its Instagram from 168,000 to 220,000 followers, its Twitter following from 86,000 to 102,000 followers, and its Facebook from 37,000 to 109,000 followers. In mid-June 2015, MassRoots became one of the first cannabis brands to be verified by Twitter. MassRoots’ large social followings is a major driver of new users, re-engaging existing users and allows us to broadcast our message beyond our current existing userbase.

Table of Contents	18

Business Model and MassRoots for Business

We launched MassRoots for Business in early March 2015 as a free online portal for dispensaries to schedule posts, view analytics and gain insights into their followers. Over 1,000 cannabis businesses were utilizing MassRoots for Business as of June 30, 2015, including 46% of the dispensaries in Colorado and 85% of dispensary chains with more than four stores.

MassRoots for Business – Expected Premium Business Memberships (Rollout Planned in Q3 2015)
Premium Upgrade	Cost	Benefits
Premium Profiles	$49/Month	• MassRoots Verified Badge • Enhanced Profile Access
Data Access	$149/Month	• Detailed Geo-Based Analytics • Area Activity Heat Maps
Market Insights	$349/Month	• Insight on Trending Strains, Products, Services, and Hashtags • Area Reach and Exposure Data
Sponsored Posts	$20/CPM	• Targeted, Enhanced Exposure Posts

During the third quarter of 2015, we expect to begin to extend MassRoots for Business’ functionality to allow dispensaries and cannabis-related businesses to upgrade to premium business profiles, access market data, and to gain premium placement in search results for a monthly fee, as outlined above. Additionally, we plan to allow businesses to sponsor posts in users’ newsfeeds, similar to Facebook and Twitter, and expect to be able to charge roughly $20 per thousand impressions for targeted sponsored posts.

We are not re-creating the wheel with our revenue model: this is already the model WeedMaps and Leafly have used to generate $25 million in annual revenue and $1 million estimated per month revenue, respectively, from cannabis-related technology businesses. As more fully explained in the “Competition,” section below, we believe that a social network offers a superior value proposition than a strain guide and dispensary locator, as social networks have greater recurring usage.

We expect to begin to generate and continue to grow revenues throughout the remainder of the year. Our current monthly burn on Company operations is approximately $250,000 and will not need to significantly scale as we start generating revenue –the main cost of generating revenue is the development of our self-service business portal, which we have been devoting resources to for several months. The system is designed in such a way that clients can set-up, manage and analyze their own campaigns and have access to certain data based on their subscription; the fulfillment of these services is automated in the backend of MassRoots, requiring little marginal manpower as we add additional clients.

Our intention is to prove MassRoots’ business model in 2015 and 2016 while the cannabis industry is still relatively small – of the 23 states with medical cannabis laws, only 4 states have active dispensary systems with wide enough set of conditions to allow a significant portion of the population to purchase cannabis (Colorado, California, Arizona and Washington). We believe the vast majority of the revenue we generate in 2015 and 2016 will come from businesses in these states. The 2016 election cycle has the potential to drastically expand the regulated cannabis market – at least 7 states are expected to have some form of cannabis legalization on the ballot that could cause the cannabis industry to grow to $10.2 billion if these initiatives become law, according to ArcView Market Research.

MassRoots’ business model is designed to scale as marijuana legalization continues to spread: every state that legalizes the medicinal or adult-use of cannabis expands the number of licensed businesses in the industry, increasing our potential revenue.

Table of Contents	19

On Competitive Advantage and Network Effects

We believe network effects serve as the most powerful form of competitive advantage for all consumer-facing social networks, including MassRoots. Once a person and their friends join a social network, it is unlikely they switch their active usage to another social network in the same category. In 2011, Google+ launched to much fanfare as the, “Facebook Killer,” with the resources of Google at its disposal: billions of dollars in launch and advertising costs, immediate integration with the largest search engine in the world, and the use of the Google brand. However, it failed to gain traction because Facebook already dominated desktop-based social networking.

Similarly, Facebook launched Poke in 2013 to take out Snapchat. Poke had much more functionality and worked better than Snapchat, it was immediately pushed to millions of Facebook users and it had the backing of Facebook’s billions of dollars in assets at its disposal. However, even this failed to make a dent in Snapchat’s market share and Poke was scrapped shortly after.

We believe MassRoots’ userbase is at the size at which it will be extremely difficult for any potential competitor to enter the social networking for cannabis consumers space, a market that MassRoots created. When Apple banned all social cannabis applications from the App Store last fall, it was MassRoots’ userbase and network that successfully fought to have the policy overturned.

Product Development

Verizon
11:15 AM
Discover
Hashtags
Posts
coolsmoketricks
breal
BeautifulBuds
liser
Verizon
11:14 AM
82%
Profile
330 E Colfax Ave Denver, CO www.goodchem.org
Good Chemistry
@goodChemistry
2,652 Buds
Following
Denver, CO
Go
(720) 524-4657
Call
goodChemistry
3 days ago
Master Kush. #relaxation #relief #goodChem #indica #MakingLifeBetter #aurora #colfax

Figure 2: Examples of the current user interface of our iOS application.

Table of Contents	20

During the second quarter of 2015, MassRoots introduced a new user-interface aimed at expanding its appeal beyond the “stoner” demographic into a more mainstream audience. We also introduced new Discover page interface, allowing users to more easily find the best content, connect with top influencers and find trending topics and strains.

Over the coming months, MassRoots plans to introduce premium business profiles, new user discovery features aimed at the “Cannabis Relationship” market, sponsored posts, and a revised business portal to implement the feedback we received from businesses during beta testing. Additionally, we are reviewing the implementation of a new web interface aimed at opening up MassRoots’ content to search engines, which we believe could draw hundreds of thousands of unique visitors per month, accelerating our user growth and adverting inventory.

Market Share

MassRoots’ primary objective during 2015 is rapidly expanding its market share of consumers and businesses in the cannabis industry. As of June 30, 2015, MassRoots had 400,000 users of an estimated 10 million Americans who consume cannabis on a regular basis and actively engage on social media, which we have defined as our target market. We have approximately 1,000 of the estimated 15,000 cannabis-related businesses in America actively posting on a weekly basis on our network, including approximately 46% of the dispensaries in Colorado.

420 Rally

On April 17 and 18, 2015, MassRoots was the national sponsor of the 420 Rally in Civic Center Park in Denver, CO a free music and cultural festival that drew an estimated 125,000 cannabis enthusiasts according to the Denver Post. MassRoots was the official social media application of the event, had the largest on-site presence, and our logo was included on all event collateral. CNN broadcast live from our tent on April 18. In order to discourage smoking and driving, MassRoots partnered with Uber to provide a free ride up to $20 for first time riders.

The 420 Rally primarily attracts local Denver residents, as opposed to tourists. Denver-based dispensaries and cannabis brands are primarily interested in advertising to locals, as they have the potential to become recurring customers. MassRoots' sponsorship of the 420 Rally significantly increased app usage and awareness of our brand in the Denver metro area among both cannabis consumers and dispensaries.

Investment in Flowhub

Figure 3: Our proposed partnership plan with Flowhub (as defined below).

Table of Contents	21

During the second quarter of 2015, MassRoots invested $175,000 in exchange for preferred shares of Flowhub LLC (“Flowhub”), a seed-to-sale system, equal to 8.95% of the outstanding equity of Flowhub. MassRoots and Flowhub are finalizing a partnership that will combine the data from cannabis grow operations, point-of-sale systems and the MassRoots social network in one platform, data that we believe will allow cannabis dispensaries and growers to streamline operations and monitor consumer trends, potentially increasing profits. MassRoots and Flowhub are working to partially combine their systems, giving MassRoots' users access to live pricing, inventory, and an order ahead system of dispensaries. At the same time, Flowhub will be streamlining dispensaries' operations and enabling them to target ads to specific customers based on purchasing patterns and social activity. No assurance can be given that MassRoots and Flowhub will consummate a partnership or, if such a partnership is in fact consummated, that the terms and conditions will be favorable to MassRoots.

Competition

We do not believe we face any significant competition in the social network for the cannabis community niche; however, over the coming months, we expect to actively compete with dispensary locators and strain guides, such as WeedMaps and Leafly, for dispensaries' advertising budgets.

Over the coming months, MassRoots plans to implement many of the utilities WeedMaps and Leafly offer as added-in features of our community. We believe that while you can replicate a map and duplicate a strain database, you cannot replicate relationships and you cannot duplicate a community. As with any social application, recurring engagement and network effects are MassRoots' primary competitive advantage.

Over the coming months, MassRoots plans to develop, partner with, or acquire the leading software solutions for consumers, businesses and developers in the cannabis industry.

Results of Operations

	For the Three - Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	$ Change	% Change

Gross profit	$2,126	$744	$1,382	185.8%

General and administrative expenses	1,493,131	301,877	1,191,254	394.6%

Loss from operations	(1,491,005)	(301,133)	(1,189,872)	395.1%

Other Income (Expense)	(26,292)	(16,418)	(9,874)	60.1%

Net Loss	(1,517,297)	(317,551)	(1,199,746)	377.8%

Net loss per share - basic and diluted	$(0.03)	N/A	N/A	N/A

Table of Contents	22

	For the Six - Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	$ Change	% Change

Gross profit	$3,066	$1,049	$2,017	192.3%

General and administrative expenses	2,058,883	983,384	1,075,499	109.4%

Loss from operations	(2,055,817)	(982,335)	(1,073,482)	109.3%

Other Income (Expense)	(11,991)	(17,681)	5,690	-32.2%

Net Loss	(2,067,808)	(1,000,016)	(1,067,792)	106.8%

Net loss per share - basic and diluted	$(0.05)	N/A	N/A	N/A

Revenues

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

For the three months ended June 30, 2015 and June 30, 2014, we generated revenues of $2,126 and $744, respectively, while revenues for the six months ended June 30, 2015 and June 30, 2014 were $3,066 and $1,739, respectively. These revenues were primarily from merchandise purchased through Store.MassRoots.com.

Cost and Expenses

For the three months ended June 30, 2015 and June 30, 2014, our operating expenses were $1,493,131 and $301,877 respectively. This $1,191,254 increase is attributed mainly to an increase of $531,554 in equity issuances for services, an increase of $305,358 in payroll as the company brought on additional developers to accelerate its product pipeline, a $158,404 increase in advertising which was primarily driven by the costs of sponsoring the 420 Rally and attending conferences, In addition, we experienced an increase of $208,331 in travel, accounting and consulting and other general administrative expenses primarily related to non-deal roadshows, investor conferences, and other expenses related to creating a market for our common stock.

For the six months ended June 30, 2015 and June 30, 2014, our operating expenses were $2,058,883 and $983,384 respectively. This $1,075,499 increase is attributed mainly to $140,509 in equity issuances for services, an increase of $453,380 in payroll as the company brought on additional developers to accelerate its product pipeline, a $182,189 increase in advertising which was primarily driven by the costs of sponsoring the 420 Rally and attending conferences. In addition, we experienced an increase of $278,303 in travel, accounting and consulting and other general administrative expenses related to non-deal roadshows, investor conferences, and other expenses related to creating a market for our common stock.

Several of the expenses made during the six months ended June 30, 2015 were one-time expenses: a $30,000 deposit for our office, $25,000 in DTC Application and OTCQB certification fees, roughly $75,000 in costs related to the 420 Rally, $35,000 in new office equipment and computers for our development team, and a $175,000 investment in Flowhub. We determined these investments were necessary to expand MassRoots’ functionality, recruit the best technical talent, and capture the local Denver market.

Table of Contents	23

Other Income (Expense)

For the three months ended June 30, 2015 and June 30, 2014, the Company realized no gain or loss related to the fair value mark to market adjustments of its derivative liabilities. For the six months ended June 30, 2015 and June 30, 2014 the company realized a gain related to the fair value of mark to market adjustments of its derivative liabilities of $42,737 and $0, respectively. These derivative liabilities were determined as of December 31, 2014. For the six months ended June 30, 2015 and June 30, 2014 the company recorded amortization of discount on notes payable of $50,347 and $17,681, respectively. Interest expense related to the derivatives was $2,091 and $0 for the three months ended June 30, 2015 and June 30, 2014, respectively, while incurring interest expense related to derivatives for $4,381 and $0 for the six months ended June 30, 2015 and June 30, 2014, respectively.

For the three months ended June 30, 2015 and June 30, 2014, we had net losses of $1,517,297 and $317,551, respectively. For the six months ended June 30, 2015 and June 30, 2014 - we had losses of $2,067,808 and $1,000,016, respectively.

Liquidity and Capital Resources

For the six months ended June 30, 2015 and 2014, our cash flows were:

	Six months ended
	June 30,
	2015	2014
	(Unaudited)

Net cash provided by operating activities	$(1,352,043)	$(416,098)
Net cash used in investing activities	$(213,158)	$(6,512)
Net cash provided by financing activities	$1,594,636	$475,000

Net cash used in operations during the six months ended June 30, 2015 and June 30, 2014 was $1,352,043 and $416,098, respectively. For the six months ended June 30, 2015, net cash used of $1,352,043 was attributed to loss for the six month period, which was offset by increases from equity issuances for services as well as an increase in derivative liabilities and also increase in accounts payable. For the six months ended June 30, 2014, net cash used of $416,098 was attributed mainly to the loss for the period, offset by equity issuances for services rendered.

Net cash used in investing activities was $213,158 and $6,512 for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase was primarily related to our $175,000 investment in Flowhub, a seed-to-sale system.

Net cash provided by financing activities for the six months ended June 30, 2015 and June 30, 2014 was $1,594,636 and $475,000, respectively. These amounts were attributed to equity issuances throughout the periods.

Capital Resources

Our current cash on hand as of June 30, 2015 was $171,363, which will be used to meet our operational expenditures for one month. Subsequent to the close of the quarter, we closed our private offering and received $75,000 that was booked as subscription receivable.

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

Table of Contents	24

Fundraising

During the second quarter of 2015, MassRoots conducted two private placements of its common stock. Beginning on April 1, 2015, MassRoots completed a private placement of 960,933 shares of unregistered common stock gross proceeds of $576,200 to certain accredited investors. This round was closed on April 17, 2015.

Beginning on June 10, 2015, MassRoots sold 606,669 shares of unregistered common stock for gross proceeds of $455,000, of which $380,000 was received by June 30, 2015. Subsequent to the close of the quarter, MassRoots sold an additional 834,004 shares of unregistered common stock for $610,502. This round was closed on July 13, 2015. As of July 21, 2015, all $1,065,502 had been received.

Over the course of the second quarter, 750,000 of warrants previously issued as part of our offering in March 2014 were exercised at an exercise price of $0.40 for proceeds of $300,000, of which $295,000 was received during the second quarter of 2015 and the remaining $5,000 was received during the third quarter. We also received $936 for the exercise of 936,341 of our par warrants.

Required Capital Over the Next Fiscal Year

We believe MassRoots will need to raise an additional $1.5 million over the next fiscal year to sustain operations; however, we expect to be able to raise the majority of these funds through warrant exercises. As of June 30, 2015, there were 4,000,000 warrants exercisable at $0.40 per share that if exercised, will generate approximately $1.6 million of capital for the Company; there are also 866,000 warrants exercisable at $1.00 per share that if exercised, will generate $866,000 of capital the Company.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 10 of our unaudited financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 1.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Table of Contents	25

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer (our Chief Executive Officer and Chief Financial Officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to the weakness discussed below in (1) ensuring that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Table of Contents	26

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

From April 1, 2015 through April 17, 2015, MassRoots, Inc. completed an offering of 960,933 shares of the Company’s common stock to certain accredited and unaccredited investors, pursuant to which, the Company received gross proceeds of $576,200. The Company terminated this offering as of April 17, 2015. The Company compensated Chardan Capital Markets, LLC (“Chardan”) $20,000 cash and 262,560 shares of common stock as commission for this placement.

On April 28, 2015, the Company entered into a consulting agreement with Torrey Hills Capital, under which Torrey Hills Capital will receive 75,000 shares of the Company’s common stock.

On May 12, 2015, the Company entered into a consulting agreement with Caro Capital, under which Caro Capital, as compensation for services provided, will receive 200,000 share of the Company’s common stock in exchange for $200.

From June 10, 2015 through July 13, 2015, the Company completed an offering of 1,440,673 shares of the Company’s common stock, par value $0.001 per share to certain accredited investors for aggregate gross proceeds to the Company of $1,065,502. In connection with this Offering, Chardan will receive $27,200 and 76,560 shares of the Company’s common stock as commission for this placement.

On June 15, 2015, the Company entered into a consulting agreement with Demeter Capital, under which Demeter Capital, as compensation for services provided, will receive 100,000 shares of the Company’s common stock in exchange for $100.

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

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

On June 15, 2015, the Company entered into a consulting agreement with Demeter Capital, under which Demeter Capital, in exchange for $100 and as compensation for consulting services provided, will receive 100,000 shares of the Company’s common stock.

Table of Contents	27

Item 6. Exhibits

10.1	Consulting Agreement between MassRoots and Demeter Capital, dated June 15, 2015.
31.1	(1) Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(2) Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(1) Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(2) Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MASSROOTS, INC.

(Registrant)

Dated:	July 21, 2015	By:	/s/ Isaac Dietrich
Isaac Dietrich
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 21, 2015	By:	/s/ Jesus Quintero
Jesus Quintero
Chief Financial Officer
(Principal Accounting Officer)

Table of Contents	28