Form 10-Q
period 2015-09-30
MassRoots, Inc.
filed 2015-11-16
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-55431

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2015, the issuer had 46,158,466 shares of common stock issued and outstanding.

MASSROOTS, INC.

FORM 10-Q QUARTERLY REPORT

SEPTEMBER 30, 2015

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements include, among other things, statements regarding:

•	the growth of our business and revenues and our expectations about the factors that influence our success;
•	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring and grow our business;
•	our plans for our MassRoots for Business portal and the strategy and timing of any plans to monetize our network, including the paid conversion rates and the willingness of businesses to continue to advertise on our platform;
•	our user growth expectations;
•	our ability to attain funding and the sufficiency of our sources of funding;
•	our proposed partnership with Flowhub and the consummation of such a partnership and/or the results of the partnership, if created;
•	our expectation that our cost of revenues, development expenses, sales and marketing expenses, and general and administrative expenses will increase;
•	fluctuations in our capital expenditures;
•	as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under "Risk Factors" in our Registration Statement filed and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

Unless we have indicated otherwise or the context otherwise requires, references in the prospectus to “MassRoots,” the “Company,” “we,” “us” and “our” or similar terms are to MassRoots, Inc.

Table of Contents	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MASSROOTS, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
	Sep 30, 2015	Dec 31, 2014
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS
Cash	$345,085	$141,928
Other receivables	7,073	11,201
Prepaid expense	599,750	130,797
TOTAL CURRENT ASSETS	951,908	283,926

FIXED ASSETS
Computer and office equipment	61,965	16,189
Accumulated depreciation	(8,685)	(2,027)
NET FIXED ASSETS	53,280	14,162

OTHER ASSETS
Prepaid expense	65,891	65,891
Investment in Flowhub	175,000	0
Deposits	35,652	2,550
Total Other Assets	276,543	68,441

TOTAL ASSETS	1,281,731	366,529

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	107,816	25,842
Accrued expenses	25,695	23,917
Accrued payroll tax	—	1,778
Derivative liabilities	1,329,743	1,099,707
TOTAL CURRENT LIABILITIES	1,463,254	1,151,244

LONG-TERM LIABILITY
Convertible debentures, net of $0 and $107,016 discount, respectively	209,100	162,084
TOTAL LIABILITIES	1,672,354	1,313,328

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 45,928,971 and 38,909,0000 shares issued and outstanding	45,929	38,909
Common stock to be issued	0	1,048
Additional paid in capital	8,250,078	2,372,867
Deficit accumulated through the development stage	(8,686,630)	(3,359,623)
TOTAL STOCKHOLDERS' EQUITY	(390,623)	(946,799)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,281,731	$366,529

The accompanying notes are an integral part of these financial statements.

Table of Contents	2

MASSROOTS, INC.

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	FOR THE 3 MONTHS ENDED SEPTEMBER 30,		FOR THE 9 MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

REVENUE	$60,916	$5,719	$63,982	$7,458

COST OF GOODS SOLD	8,408	—	8,408	690

GROSS PROFIT	52,508	5,719	55,574	6,768

GENERAL AND ADMINISTRATIVE EXPENSES:
Advertising	157,962	62,371	421,082	143,301
Depreciation	2,564	486	6,658	1,114
Independent contractor expense	8,049	51,130	141,999	110,858
Legal expenses	33,583	15,000	119,588	139,575
Accounting and Consulting	118,590	8,214	266,244	32,660
Payroll and related expense	394,176	61,967	916,546	148,957
Common stock issued for services	356,635	13,023	724,735	17,635
Options issued for services	159,809	26,055	473,380	33,418
Warrants issued for services	41,010	—	67,421	555,598
Travel and related expenses	37,824	7,411	104,436	14,703
Other general and administrative expenses	123,544	20,598	250,542	51,820
Total General and Administrative expenses	1,433,746	266,255	3,492,631	1,249,639

(LOSS) FROM OPERATIONS	(1,381,238)	(260,536)	(3,437,057)	(1,242,871)

OTHER INCOME (EXPENSE)
Change in derivative liabilities	(658,929)	—	(616,192)	—
Interest expense	(410)	—	(4,791)	—
Amortization of discount on notes payable	(56,670)	(16,958)	(107,016)	(34,639)

INCOME (LOSS) BEFORE INCOME TAXES	(2,097,247)	(277,494)	(4,165,056)	(1,277,510)

PROVISION FOR INCOME TAXES	—	—	—	—

NET (LOSS)	$(2,097,247)	$(277,494)	$(4,165,056)	$(1,277,510)

Basic and fully diluted net income (loss) per common share:	($0.05)	N/A	($0.10)	N/A

Weighted average common shares outstanding	44,975,905	N/A	42,984,431	N/A

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

MASSROOTS, INC.
STATEMENT OF CASHFLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	FOR THE 9 MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,165,056)	$(1,277,510)
Adjustments to reconcile net (loss ) to net cash (used in ) operating activities:
Amortization of discounts on notes payable	107,016	34,639
Depreciation	6,658	1,114
Common stock issued for services	724,735	17,635
Options issued for services	473,380	33,418
Warrants issued for services	67,421	555,598
Change in derivative liabilities	616,192	—
Imputed Interest expense	4,791	—
Changes in operating assets and liabilities
Other receivables	4,128	(2,500)
Prepaid expense	—	(13,140)
Deposit	(33,102)	—
Accounts payable and other liabilities	204,841	1,297
Accrued payroll tax	(1,778)	(1,846)
Net Cash (Used in) Operating Activities	(1,990,774)	(651,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for equipment	(45,776)	(9,184)
Investment in Flowhub	(175,000)	—
Net Cash (Used in) Investing Activities	(220,776)	(9,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible Debentures for cash	—	269,100
Issuance of common stock for cash	2,073,707	310,900
Warrants Exercised	341,000	—
Net Cash Provided by Financing Activities	2,414,707	580,000

NET INCREASE IN CASH	203,157	(80,479)

CASH AT BEGINNING OF PERIOD	141,928	80,479

CASH AT END OF YEAR	$345,085	$—

NON-CASH FINANCING ACTIVITIES
Common stock, Warrants, and Options issued as prepaid expense	$665,641	—
Repayment of short term borrowing through issuance of common stock	$60,000	—
	$725,641	$0

The report on the financial statements and accompanying notes are an integral part of these financial statements.

Table of Contents	4

MassRoots, Inc.

Notes to Financial Statements

September 30, 2015

(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MassRoots, Inc. (the “Company”) is a social network for the cannabis community. Through its mobile applications, systems and websites, MassRoots enables people to share their cannabis-related content and for businesses to connect with those consumers. The Company was incorporated in the State of Delaware on April 24, 2013.

The Company’s primary focus during the first three quarters of 2015 was increasing our userbase from around 275,000 to 570,000 users. MassRoots started monetizing its userbase in mid-August 2015 through advertising, including our self-service advertising portal, MassRoots for Business. We expect to rapidly scale our revenue over the next several quarters. MassRoots’ secondary source of revenue is merchandise sales.

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

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	the services have been rendered and all required milestones achieved,

Table of Contents	5

MassRoots, Inc.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

Table of Contents	6

MassRoots, Inc.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

Table of Contents	7

MassRoots, Inc.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

NOTE 2 FIXED ASSETS

Fixed assets were comprised of the following as of September 30, 2015 and December 31, 2014. Depreciation is calculated using the straight-line method over a 5 year period.

	December 31, 2014	September 30, 2015
Cost:
Computers	$12,134	$36,056
Office equipment	4,055	25,909
Total	16,189	61,965
Less: Accumulated depreciation	2,027	8,685
Property and equipment, net	$14,162	$53,280

Table of Contents	8

MassRoots, Inc.

Notes to Financial Statements

September 30, 2015

(Unaudited)

NOTE 3   PREPAID EXPENSE

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

Compensation from equity issuances charged to operations during the nine months ended September 30, 2015 and September 30, 2014 was $1,265,536 and $606,651, respectively. The expense related to the amortization of prepaid expense is $1,084,167. The unamortized balance at September 30, 2015 and at December 31, 2014 was $665,641 and $196,688, respectively.

NOTE 4 DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt and warrants issued and the Company also identified derivative liabilities embedded within warrants issued together with subscription agreements and for services. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

During the nine months ended September 30, 2015, the Company and the holders of warrants previously issued as part of our offering in March 2014 with an exercise price of $0.40 agreed to amend the warrants to remove the ratchet provision. This, along with the Warrant exercises that occurred during the period, reduced the Company’s derivative liability by $2,574,683.

Table of Contents	9

MassRoots, Inc.

Notes to Financial Statements

September 30, 2015

(Unaudited)

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follows:

	Warrants with Convertible Debt	Warrants with Subscription Agreements	Warrants Issued For Services	TOTAL
Derivative liabilities as of December 31, 2014	$517,137	$582,571	$0	$1,099,708
Derivative liabilities - generated from new issued warrants	0	125,708	195,422	321,130
Changes in derivative liabilities	937,189	1,314,158	232,241	2,483,588
Exercise of warrant	0	(584,977)	0	(584,977)
Warrant - Amendment	(1,454,326)	(535,380)	0	(1,989,706)
Balance as of September 30, 2015	$0	$902,080	$427,663	$1,329,743

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2015:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	150%	75% - 150%
Expected term	3-5 years	1.83 – 4.70 years
Risk free interest rate	0.75% - 1.1%	0.89% - 1.37%

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

Debt discount is summarized as follows:

	September 30, 2015	December 31, 2014
Deb discount on notes payable	$107,016	$174,379
Accumulated amortization	(107,016)	(67,363)
Debt discount on notes payable	$0	$107,016

Amortization of debt discount on notes payable for the nine months ended September 30, 2015 and September 30, 2014 was $107,016 and $34,639, respectively.

NOTE 6 CONVERTIBLE DEBENTURES

On March 24, 2014, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures is $269,100 and matures on March 24, 2016 with a zero percent interest rate. The debentures are convertible into shares of the Company’s common stock at $0.10 per share.

Table of Contents	10

MassRoots, Inc.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

As of September 30, 2015, the aggregate carrying value of the debentures was $209,100 net of debt discounts of $0, while as of December 31, 2014, the aggregate carrying value of the debentures was $162,084 net of debt discounts of $107,016.

NOTE 7 CAPITAL STOCK

The Company is currently authorized to issue 21 Series A preferred shares at $1.00 par value per share with 1:1 conversion and voting rights. As of September 30, 2015, there were 0 shares of Series A preferred shares issued and outstanding.

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

On June 4, 2014, the Company issued 250,000 shares of common stock to Vincent “Tripp” Keber valued at $0.10 per share in exchange for his services on the Company’s Board of Directors for three years under the 2014 Equity Incentive Plan (“2014 Plan”). These shares had a fair market value of $25,000, of which $6,223 was amortized for the nine months ended September 30, 2015.

On June 4, 2014, the Company issued 250,000 shares of common stock under the 2014 Plan to Ean Seeb valued at $0.10 per share in exchange for his services on the Company’s Board of Directors for three years. These shares had a fair market value of $25,000, of which $6,223 was amortized for the nine months ended September 30, 2015.

Table of Contents	11

MassRoots, Inc.

Notes to Financial Statements

September 30, 2015

(Unaudited)

On June 4, 2014, the Company issued 250,000 shares of common stock under the 2014 Plan to Sebastian Stant valued at $0.10 per share in exchange for his services as the Company’s Lead Web Developer for one year. These shares had a fair market value of $25,000, of which $10,616 was amortized for the nine months ended September 30, 2015.

On May 1, 2014, the Company issued 100,000 shares of common stock under the 2014 Plan to Jesus Quintero valued at $0.10 per share in exchange for his services as the Company’s Chief Financial Officer for one year. These shares had a fair market value of $10,000, of which $3,315 was amortized for the nine months ended September 30, 2015.

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

During April 2015, the Company compensated Chardan Capital $20,000 cash and 262,560 shares of unregistered common stock for investment banking services.

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

On June 15, 2015, the Company entered into a consulting agreement with Demeter Capital. Under the terms of the agreement, Demeter Capital is to receive 100,000 shares of common stock for consulting services. The 100,000 shares have not been issued as of June 30, 2015 and were recorded as common stock to be issued and subsequently issued in July 2015.

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

In July 2015, pursuant to an Exchange and Release Agreement made by and between the Company and a shareholder, the shareholder agreed to cancel and waive all rights to 1,000,000 shares of the Company’s common stock then held by the shareholder in exchange for the Company’s issuance of a warrant to the shareholder, permitting the purchase of 1,000,000 shares of the Company’s common stock at $0.001 per share for a period of three (3) years from the date of issuance.

During the third quarter of 2015, the Company issued 757,335 shares of common stock which previously were classified as common stock to be issued on June 30, 2015.

Table of Contents	12

MassRoots, Inc.

Notes to Financial Statements

September 30, 2015

(Unaudited)

In July 2015 MassRoots sold 934,004 shares of unregistered common stock for gross proceeds of $685,502. These shares were issued in August 2015.

During the third quarter of 2015, warrants to purchase 552,500 shares of our common stock, which were issued as part of our offering in March 2014, were exercised for proceeds of $161,150.

NOTE 8 STOCK WARRANTS

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

From April 1 to June 30, 2015, 750,000 of warrants previously issued as part of our offering in March 2014 were exercised at an exercise price of $0.40 per share for proceeds of $300,000,the third quarter of 2015.

From April 1 to June 30, 2015, warrants to purchase 936,341 shares of common stock, which were previously issued as part of our offering in March 2014, were exercised at an exercise price of $0.001 per share for proceeds of $936.34.

From July 1 to September 30, 2015, warrants to purchase 150,000 shares of common stock, which previously issued as part of our offering in March 2014, were exercised at an exercise price of $0.001 per share for proceeds of $150.00.

From July 1 to September 30, 2015, warrants to purchase 402,500 shares of common stock, which were previously issued as part of our offering in March 2014, were exercised at an exercise price of $0.40 for proceeds of $161,150.

In July 2015, pursuant to an Exchange and Release Agreement made by and between the Company and a shareholder, the shareholder agreed to cancel and waive all rights to 1,000,000 shares of the Company’s common stock then held by the shareholder in exchange for the Company’s issuance of a warrant to the shareholder, permitting the purchase of 1,000,000 shares of the Company’s common stock at $0.001 per share for a period of three (3) years from the date of issuance.

On July 30, 2015, the Company issued warrants to purchase an aggregate of 175,000 shares of common stock at $0.90 per share to certain service providers.

Table of Contents	13

MassRoots, Inc.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Stock warrants outstanding and exercisable on September 30, 2015 are as follows:

	Exercise Price per Share	Shares Under Warrants	Remaining Life in Years
Outstanding
	$0.001	3,963,659	2
	$0.4	3,597,500	2
	$0.5	100,000	5
	$0.6	50,000	5
	$0.9	175,000	5
	$1	866,000	3

Exercisable
	$0.001	3,963,659	2
	$0.4	3,597,500	2
	$0.5	100,000	5
	$0.6	50,000	5
	$0.9	175,000	5
	$1	866,000	3

No other stock warrants have been issued or exercised during the three months ended September 30, 2015.

NOTE 9 EMPLOYEE EQUITY INCENTIVE PLAN

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

On June 4, 2014, the Company granted options to purchase 750,000 shares at $0.10 per share to Vincent “Tripp” Keber for his services on the Company’s Board of Directors for 3 years. Under the terms of the grant, 250,000 shares shall begin vesting on October 1, 2014 such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall begin vesting the later of: October 1, 2015 or the Company reaching 830,000 users such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall vest immediately upon the later of: October 1, 2016 or the Company reaching 1,080,000 users. These options were issued in exchange for his services on the Company’s Board of Directors for 3 years. The options may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The options have a fair market value of $73,836. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. For the nine months ended September 30, 2015 $18,408 was amortized.

Table of Contents	14

MassRoots, Inc.

Notes to Financial Statements

September 30, 2015

(Unaudited)

On June 4, 2014, the Company granted options to purchase 750,000 shares at $0.10 per share to Ean Seeb for his services on the Company’s Board of Directors for 3 years. Under the terms of the grant, 250,000 shares shall begin vesting on October 1, 2014 such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall begin vesting the later of: October 1, 2015 or the Company reaching 830,000 users such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall vest immediately upon the later of: October 1, 2016 or the Company reaching 1,080,000 users. These options were issued in exchange for his services on the Company’s Board of Directors for 3 years. The options may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The options have a fair market value of $73,836. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. For the nine months ended September 30, 2015 $18,408 was amortized.

On June 4, 2014, the Company granted options to purchase 550,000 shares at $0.10 per share to Sebastian Stant for his services as the Company’s Lead Web Developer for 1 year. Under the terms of the grant, 250,000 shares shall vest immediately upon the Company reaching 250,000 users. An additional 150,000 shares shall vest immediately upon the Company reaching 500,000 users. An additional 150,000 shares shall vest immediately upon the Company reaching 750,000 users. The options were issued in exchange for his services as the Company’s Lead Web Developer for 1 year. The options may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The options have a fair market value of $54,146. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. For the nine months ended September 30, 2015 $12,328 was amortized.

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

Stock options outstanding and exercisable on September 30, 2015 are as follows:

	Exercise Price per Share	Shares Under Options	Remaining Life in Years
Outstanding
	$0.10	1,750,000	9
	$0.50	1,065,000	10
	$0.60	105,000	10

Exercisable
	$0.10	750,000	9
	$0.50	748,721	10
	$0.60	42,494	10

No other stock options have been issued or exercised during the three months ended September 30, 2015 given that that 2014 Equity Plan has been expended. The Company anticipates approving a new equity plan in the near future.

Table of Contents	15

MassRoots, Inc.

Notes to Financial Statements

September 30, 2015

(Unaudited)

NOTE 10 GOING CONCERN AND UNCERTAINTY

The Company has suffered losses from operations since inception. In addition, the Company has yet to generate an significant cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new and potentially current investors to alleviate the Company’s working capital deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to translate its vast user base into sales. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE 11 SIGNIFICANT EVENTS

In July 2015, MassRoots sold 934,004 shares of unregistered common stock for gross proceeds of $685,502.00. This stock was issued in August 2015. In connection with this offering, Chardan Capital received $27,200 in cash and 80,560 shares of the Company’s common stock as commission for this placement.

NOTE 12 SUBSEQUENT EVENTS

On October 1, 2015, MassRoots, Inc. (the “Company”) entered into an agreement (the “Agreement”) with Jesus Quintero for Mr. Quintero to continue to serve as the Company’s Chief Financial Officer and provide it with financial consulting services. The Agreement creates an independent contractor relationship and has a term of one year. For this service, Mr. Quintero is paid $4,000 per month. No retirement plan, health insurance or employee benefits program was awarded to Mr. Quintero and he serves at the direction of the Chief Executive Officer and Board of Directors. The Agreement may be terminated by either party, without cause, upon ninety (90) days prior written notice to the other party. If terminated, Mr. Quintero would receive only the compensation earned, but unpaid under the Agreement.

From November 9-10, 2015, the Company raised $1,019,375 in gross proceeds from the sale of shares of the Company’s common stock, together with warrants, with one Warrant entitling the holder to purchase one share of Common Stock at a price equal to $3 per share in a registered ”best efforts” offering to certain investors pursuant to an effective registration statement (the “Offering”). The purchase price paid by the investors was $1.25 for one share of Common Stock and one half Warrant. The Warrants are immediately exercisable and expire three years from the date of issuance. The shares of Common Stock and Warrants are immediately separable and will be issued separately. The Company closed the Offering on November 10, 2015. A total of 815,500 shares of Common Stock and 407,750 Warrants were sold in the Offering and will be issued pursuant to the prospectus, dated November 9, 2015 and filed with the Securities and Exchange Commission as of the same date.

Table of Contents	16

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

User Growth and Social Following

MassRoots User Growth

700,000
650,000
600,000
550,000
500,000
450,000
400,000
350,000
300,000
250,000
200,000
150,000
100,000
50,000
-
Jul-13
Aug-13
Sep-13
Oct-13
Nov-13
Dec-13
Jan-14
Feb-14
Mar-14
Apr-14
May-14
Jun-14
Jul-14
Aug-14
Sep-14
Oct-14
Nov-14
Dec-14
Jan-15
Feb-15
Mar-15
Apr-15
May-15
Jun-15
Jul-15
Aug-15
Sep-15
Oct-15
Nov-15
Not available in the App Store
Projected Growth
MassRoots

During the third quarter of 2015, MassRoots expanded its userbase by 41%, from approximately 400,000 to 570,000 cannabis consumers. Our growth was primarily driven by MassRoots’ increasing popularity as one of the first national cannabis brands and word of mouth virility from our users. We believe that MassRoots’ userbase has hit critical mass and will continue to rapidly grow for the foreseeable future. Based on our current projections, we expect MassRoots to cross 1 million users in late 2015 or early 2016.

During September 2015, MassRoots generated 150 million “newsfeed impressions,” defined as a user viewing a post on MassRoots’ local, global or buds feeds.

Table of Contents	17

Business Model and MassRoots for Business

We started monetizing MassRoots’ network in mid-August 2015 through advertising. We currently offer businesses the ability to sponsor post through certain MassRoots accounts, get product placement in our weekly email newsletter to over 400,000 opt-in email subscribers, and sponsor content on the MassRoots blog. We generated approximately $60,000 in revenue through these channels in the last 6 weeks of the third quarter of 2015.

We expect to significantly ramp up revenue during the fourth quarter of 2015 and in 2016 as more of our self-service advertising options begin to come online, in combination with continued user growth.

The revenue MassRoots is generating is already significantly reducing the Company’s monthly negative cash flow. During the third quarter of 2015, MassRoots burned approximately $280,000 per month, a reduction from approximately $350,000 per month during the second quarter of 2015.

Our intention is to prove MassRoots’ business model in 2015 and 2016 while the cannabis industry is still relatively small – of the 23 states with medical cannabis laws, only 4 states have active dispensary systems with wide enough set of conditions to allow a significant portion of the population to purchase cannabis (Colorado, California, Arizona and Washington). We believe the vast majority of the revenue we generate in 2015 and 2016 will come from businesses in these states. The 2016 election cycle has the potential to drastically expand the regulated cannabis market – at least 7 states are expected to have some form of cannabis legalization on the ballot that could cause the cannabis industry to grow to $10.2 billion if these initiates become law, according to ArcView Market Research.

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

Table of Contents	18

Product Development

Verizon
11:15 AM
Discover
Hashtags
Posts
coolsmoketricks
breal
BeautifulBuds
liser
Verizon
11:14 AM
82%
Profile
Good Chemistry
@goodChemistry
2,652 Buds
Following
Denver, CO
Go
(720) 524-4657
Call
goodChemistry
3 days ago
Master Kush. #relaxation #relief #goodChem #indica
#MakingLifeBetter #aurora #colfax

During the third quarter of 2015, MassRoots introduced several features, including new user onboarding, aimed at expanding its appeal beyond the “stoner” demographic into a more mainstream audience. We also began the process of migrating the servers on which MassRoots is hosted in order to reduce load times, better organize MassRoots’ data, and allow the platform to scale to millions of users. We expect this process will conclude during the fourth quarter of 2015 and permit MassRoots’ developers to implement new features more rapidly after the migration is complete.

Additionally, MassRoots aims to introduce a new web interface in late November 2015 aimed at opening up MassRoots’ content to search engines, which we believe could draw hundreds of thousands of unique visitors per month, accelerating our user growth and adverting inventory.

Market Share

One of MassRoots’ primary objectives during 2015 has been rapidly expanding its market share of consumers and businesses in the cannabis industry. As of September 30, 2015, MassRoots had 590,000 users of an estimated 10 million Americans who consume cannabis on a regular basis and actively engage on social media, which we have defined as our target market. We have approximately 1,000 of the estimated 15,000 cannabis-related businesses in America actively posting on our network, including approximately 59% of the dispensaries in Colorado. The Company has approximately 2,200 shareholders according to an October NOBO list.

Competition

We do not believe we face any significant competition in the social network for the cannabis community niche; however, over the coming months, we expect to actively compete with dispensary locators and strain guides, such as WeedMaps and Leafly, for dispensaries' advertising budgets. Our advertising revenue is currently generated mainly from national cannabis brands; as more of our localized advertising features come online during the fourth quarter of 2015 and first quarter of 2016, we will begin to more actively compete with WeedMaps and Leafly for local advertising budgets.

Table of Contents	19

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

Results of Operations

	For the Three-months ended
	30-Sep-15	30-Sep-14	$ Change	% Change
	(UNAUDITED)	(UNAUDITED)
Revenue	$60,916	$5,719	$55,197	740%

Gross profit	$52,508	$5,719	$46,789	818.1%

General and administrative expenses	1,433,746	266,255	1,167,491	438.5%

Loss from Operations	(1,381,238)	(260,536)	(1,120,702)	430.2%

Other Income /(Expense)	(716,109)	(16,958)	(699,051)	4122.2%

Net Loss	(2,097,247)	(277,494)	(1,819,753)	655.8%

Net loss per share - basic and diluted	$(0.05)	N/A	N/A	N/A

	For the Nine-months ended
	30-Sep-15	30-Sep-14	$ Change	% Change
	(UNAUDITED)	(UNAUDITED)
Revenue	$63,99892	$7,458	$56,524	75790%

Gross profit	$55,574	$6,768	$48,806	721.1%

General and administrative expenses	3,492,631	1,249,639	2,242,992	179.5%

Loss from Operations	(3,437,057)	(1,242,871)	(2,194,186)	176.5%

Other Income /(Expense)	(727,999)	(34,639)	(693,360)	2001.7%

Net Loss	(4,165,056)	(1,277,510)	(2,887,546)	226.0%

Net loss per share - basic and diluted	$(0.10)	N/A	N/A	N/A

Revenues

Since inception on April 24, 2013, our business operations have been primarily focused developing our mobile applications, websites and increasing our user base. In mid-August 2015, MassRoots began to generate revenue through advertising on its mobile application and digital properties. Businesses are able to sponsor posts through certain accounts on the MassRoots App, advertise in MassRoots’ email newsletters to more than 400,000 opt-in cannabis consumers, and partner with the MassRoots brand on certain products and services. During the fourth quarter of 2015, we expect to continue the development of MassRoots’ self-service advertising portal to continue to expand the advertising services we provide to businesses.

Table of Contents	20

We have generated only minimal revenues from our operations thus far. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies.

For the three months ended September 30, 2015 and September 30, 2014, we generated revenues of $60,916 and $5,719, respectively, while revenues for the nine months ended September 30, 2015 and September 30, 2014 were $63,982 and $7,458, respectively. These revenues were primarily from advertising for the three and nine months ended September 30, 2015, and related primary to sales on our online store for the three and nine months period ended September 30, 2014

Cost of Goods Sold

For the three months ended September 30, 2015 and September 30, 2014, cost of goods sold was $8,408 and $0, respectively, which represents the cost of items sold from the Shop.MassRoots.com. For the nine months ended September 30, 2015 and September 30, 2014, cost of goods sold was $8,408 and $690, respectively. This represents the cost of items sold from the store.Massroots.com.

Operating Expenses

For the nine months ended September 30, 2015 and September 30, 2014, our operating expenses were $1,433,746 and $266,255, respectively. This increase is attributed mainly to an increase of $518,376 in equity issuances for services, an increase of $332,209 in payroll as the company brought on additional developers to accelerate its product pipeline, a $95,591 increase in advertising which was primarily driven by the costs of sponsoring the 420 Rally and attending conferences, In addition, we experienced an increase of $110,376 in accounting and consulting related to accounting and audit work, as well as consultants for various projects. We also experienced an increase in travel expense of $30,413 primarily related to non-deal roadshows, investor conferences, and other expenses related to fundraising activities.

For the nine months ended September 30, 2015 and September 30, 2014, our operating expenses were $3,492,631 and $1,249,639, respectively. This $2,242,992 increase is attributed mainly to $658,885 in equity issuances for services, an increase of $767,589 in payroll as the company brought on additional developers to accelerate its product pipeline, a $277,781 increase in advertising which was primarily driven by the costs of sponsoring the 420 Rally and attending conferences. In addition, we experienced an increase of $89,733 in travel, an increase of $233,584 in accounting and consulting charges for audits, accounting work and consulting for various projects. We also experienced an increase in other general administrative expenses of $198,722, mainly related to non-deal roadshows, investor conferences, and other expenses related to creating a market for our common stock.

Several of the expenses made during the nine months ended September 30, 2015 were one-time expenses: a $30,000 deposit for our new office, $25,000 for a DTC Application and OTCQB certification fees, roughly $75,000 in costs related to the 420 Rally, $35,000 in new office equipment and computers for our development team, and a $175,000 investment in Flowhub. We determined these investments were necessary to expand MassRoots’ functionality, recruit the best technical talent, and engage the Denver market.

Other Income (Expense)

For the three months ended September 30, 2015 and September 30, 2014, the Company realized loss related to the fair value mark to market adjustments of its derivative liabilities of $658,929 and $0, respectively. For the nine months ended September 30, 2015 and September 30, 2014 the company realized a loss related to the fair value of mark to market adjustments of its derivative liabilities of $616,192 and $0, respectively. These derivative liabilities were originally determined as of December 31, 2014. For the three months ended September 30, 2015 and September 30, 2014 the company recorded amortization of discount on notes payable of $56,670 and $16,958, respectively. For the nine months ended September 30, 2015 and September 30, 2014, the Company recorded amortization of discount on notes payable of $ 107,016 and $34,639, respectively. Interest expense related to the derivatives was $410 and $0 for the three months ended September 30, 2015 and September 30, 2014, respectively, while incurring interest expense related to derivatives was $4,791 and $0 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Table of Contents	21

For the three months ended September 30, 2015 and September 30, 2014, we had net losses of $2,097,247 and $277,494, respectively. For the nine months ended September 30, 2015 and September 30, 2014 we had losses of $4,165,056 and $1,277,510, respectively.

Liquidity and Capital Resources

For the nine months ended September 30, 2015 and 2014, our cash flows were:

	Nine months ended
	September 30,
	2015	2014
	(Unaudited)
Net cash used by operating activities	($1,990,774)	($651,295)
Net cash used in investing activities	($220,776)	($9,184)
Net cash provided by financing activities	$2,414,707	$580,000

Net cash used in operations during the nine months ended September 30, 2015 and September 30 2014 was $1,990,774 and $651,295, respectively. For the nine months ended September 30, 2015, net cash used was attributed mainly to advertising spent scaling the MassRoots userbase and development-related expenses, slightly offset by revenue from mid-August to the end of September 2015. For the nine months ended September 30, 2014, net cash used of $651,295 was attributed mainly to advertising and the cost of going public through a Registration Statement on Form S-1.

Net cash used in investing activities was $220,776 and $9,184 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increase was primarily related to our $175,000 investment in Flowhub, a seed-to-sale system and purchase of computer equipment due to our system expansion.

Net cash provided by financing activities for the nine months ended September 30, 2015 and September 30, 2014 was $2,414,707 and $580,000, respectively. These amounts were attributed to fundraising and equity issuances throughout the periods, which increased in 2015.

Capital Resources

Our current cash on hand as of September 30, 2015 was $345,085, which will be used to meet our operational expenditures for one and a half months. Subsequent to the close of the quarter, we raised $1,019,000 through a registered offering which will be used to meet our operation expenditures through the end of 2015 and midway though the first quarter of 2016. Additionally, as of September 30, 2015, there are 3,597,500 warrants outstanding with an exercise price of $0.40 per share and 866,000 warrants outstanding with an exercise price of $1.00 per share, which, if exercised, would supply approximately $2.2 million in cash to the Company.

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

Fundraising

In an offering occurring in July 2015, MassRoots sold 934,004 shares of unregistered common stock for gross proceeds of $685,502. This offering was closed on July 27, 2015.

Over the course of the third quarter, 402,500 of warrants previously issued as part of our offering in March 2014 were exercised at an exercise price of $0.40 for proceeds of $161,000.

Table of Contents	22

Required Capital Over the Next Fiscal Year

We believe MassRoots will need to raise an additional $2.0 million over the next fiscal year to sustain operations; however, we expect to be able to raise the majority of these funds through warrant exercises. As of September 30, 2015, there were 3,597,500 warrants exercisable at $0.40 per share that if executed, will inject approximately $1.4 million into the company; there are also 866,000 warrants exercisable at $1.00 per share that if executed, will inject $866,000 into the company.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 10 of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 1.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

Table of Contents	23

Material Weaknesses: (i) due to the small size of its staff and limited resources, the Company did not have sufficient segregation of duties to support its internal control over financial reporting; (ii) lack of an Audit Committee, and (iii) lack of a majority of outside directors on the Board of Directors. We plan to rectify these weaknesses by hiring additional accounting personnel; changing the composition of our Board of Directors; and creating an Audit Committee, which we expect to complete over the next fiscal year.

Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Table of Contents	24

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

On July 30, 2015, the Company issued warrants to purchase an aggregate of 175,000 shares of common stock at $0.90 per share to certain service providers.

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

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	(1) Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(2) Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(1) Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(2) Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MASSROOTS, INC.
(Registrant)

Dated:	November 16, 2015	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 16, 2015	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer
(Principal Accounting Officer)

Table of Contents	26