Form 10-K
period 2015-12-31
MassRoots, Inc.
filed 2016-03-30
CIK 1589149

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

Commission File Number: 333-196735

MASSROOTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2612944
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

1624 Market Street, Suite 201, Denver, CO 80202
Address, including zip code, of principal executive offices)

(720) 442-0052
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $18,862,120 based on the price at which stock was last sold on that date.

As of March 30, 2016, there were 47,766,466 shares of the Registrant’s common stock outstanding issued and outstanding.

Documents incorporated by reference: None.

MASSROOTS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2015
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under "Risk Factors" in our most resent registration statement and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Table of Contents	1

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

Organization

 We were incorporated in the state of Delaware on April 26, 2013 as a social network for the cannabis community.

Our principal executive office is located at MassRoots, Inc., 1624 Market Street, Suite 201, Denver, CO 80202, and our telephone number is (720) 442-0052.

For the year ended December 31, 2015, we raised an aggregate of $3,617,663 from the sale of our securities (including the exercise of previously issued warrants for the purchase of our common stock). For the year ended December 31, 2015, we had a net loss of $8,472,898.

Our independent registered public accounting firm has issued an audit opinion for our Company, which includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

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

Background

MassRoots was formed in April 2013 as a social network for the cannabis community. In July 2013, we launched in the App Store and since that time, have grown into a community of more than 775,000 cannabis consumers. Our users utilize MassRoots to share their cannabis experiences, follow their favorite dispensaries, and stay informed of legalization updates. Businesses use MassRoots to advertise their products directly to cannabis consumers. Our growth has been primarily driven by MassRoots’ increasing popularity as one of the first national cannabis brands and word of mouth virility from our users. We believe that by creating a central community of hundreds of thousands of cannabis consumers, we are creating a valuable marketing channel for cannabis and its ancillary products.

Table of Contents	2

As a technology company, MassRoots is able to rapidly scale its products and services with minimal marginal costs – each additional user or business that we add to our platform adds negligible server hosting costs. It also allows us to have exposure to every regulated cannabis market without establishing a physical presence in each state. This minimizes the costs of scaling and required capital while, at the same time, offering a direct role in the cannabis industry without ever touching the plant itself.

MassRoots has strong relationships in both the technology and cannabis industries. As a semi-finalist for the Extreme Tech Challenge, MassRoots was introduced to some of the leading technology investors and developers in Silicon Valley and became one of the first cannabis-related companies to present on stage at the Consumer Electronics Show (CES) in early 2016. At the same time, MassRoots raised much of its seed-stage capital from the ArcView Group, the largest network of cannabis investors and businesses in the industry, enabling the Company to develop relationships with the key plays in the cannabis sector.

Definitions of Key Metrics

Total users ("Users") is defined as every user who currently has an account with MassRoots. It does not include users who have deleted their account. It does not reflect active usage over any set period of time.

User interactions ("Interactions") is defined as anytime a User follows another User, posts a status, comments on a status, or likes a status.

Our Products and Services

Our technology platform consists of: our consumer-facing social network (accessible through our Android application, iOS application, and web portal) and our business-facing advertising portal, MassRoots for Business.

Table of Contents	3

The MassRoots Network

Examples showing the current user interface of our iOS application.

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

•	Users have the ability to follow other users on the network. By “following” an account, users are essentially “opting-in” to their posts, allowing them to be displayed on their newsfeed.
•	A users’ newsfeed displays all the posts from users in which they follow in reverse-chronological order, with the most recent posts being at the top. A users’ profile page displays all the posts from that particular user.
•	Users have the ability to like, comment and report statuses from other users. By “liking” a status, a user is indicating their approval of the posts’ content. By commenting on a status, users are free to voice their opinions or comments on the posts’ content. By reporting a status, users can flag content that violates our Terms and Conditions, including spam, harassing content and posts about other drugs.
•	Users have the ability to tag other users and use hashtags to categorize posts. By using the “@” symbol followed by a username, users can tag other users in posts they want them to see or if they are included in the picture or post. By using the “#” followed by a categorical word, users can categorize posts based on their content.
•	Users have the ability to post pictures with text captions or just text statuses.
•	Users have the ability to search for users based on their username and the ability to search by hashtag to display all results within a particular category. Users can sort hashtag searches by their popularity or when they were posted.
Table of Contents	4

•	Users have the option to provide their phone number to MassRoots (but is not required) so their friends can search their contacts for friends with a MassRoots profile. Users also have the ability to invite their contacts that are not on MassRoots to join via text message.
•	Whenever an Interaction takes place involving a user (follow, like, comment, tag), they are sent a push notification on their mobile device notifying them of the action.
•	Users have the ability to set their profile to public and private, as well as enabling and disabling web-access. By setting their profile to public, any user on MassRoots’ apps will be able to see the public profile’s posts and follow the account. When a profile is private, another user must request to follow their account and the account owner must grant permission before they can view any of the account’s posts. By setting an account to web-enabled, it allows public profiles to be visible via the MassRoots website. By setting an account to web-disabled, both public and private profiles are not viewable through www.MassRoots.com.

In early December, MassRoots released a new web platform, indexing the public content on MassRoots on Google for the first time. Alexa ratings are a public measure of a website’s popularity and are used by advertising agencies to gauge websites’ advertising value – similar to a Nielsen rating for television broadcast. During the month of January 2016, MassRoots.com experienced its highest ever Alexa ratings 21 out of the 31 days of the month, reflecting increasing amounts of web traffic. Over the coming months, MassRoots plans to introduce new features to our network to accelerate our user growth, boost retention, and open additional revenue streams.

MassRoots for Business

We launched MassRoots for Business in early March 2015 as an online portal for dispensaries to schedule posts, view analytics and gain insights into their followers. The basic service is available to businesses for no cost. Over 1,000 cannabis businesses were utilizing MassRoots for Business as of December 31, 2015, including 62% of the dispensaries in Colorado.

MassRoots for Business operates in a manner similar to the one described herein:

•	A business can register for the MassRoots for Business portal with their name, business name, email address, phone number, MassRoots username and password (to verify ownership of a particular page).
•	A MassRoots employee will then review the account to ensure they are in full compliance with state law. This may involve requiring the dispensary to provide their state dispensary license.
•	The business can then access the MassRoots for Business portal, which will consist of five main pages: Dashboard, Posts, Profile, Billing and Contact.
•	On the Dashboard, a business can view all the main analytics regarding their account: their follower count, likes per post, total reach of their posts and advertising, and balance on their account. Interactive graphs will allow businesses to track these metrics over time.
•	On the Posts page, businesses can schedule posts, view analytics, and promote popular content.
•	On the Profile page, businesses can edit their description, username, profile picture, URL, address, contact email, contact phone number and schedule future posts.
•	On the Billing page, businesses can enter their credit card information and view past receipts of payment. The advertising portal will operate on a pre-paid basis.
•	On the Contact page, businesses can contact a MassRoots employee with any questions or issues.

Table of Contents	5

We started monetizing MassRoots’ network in August 2015 through advertising. We currently offer businesses the ability to sponsor posts through widely-followed MassRoots accounts run by our employees, have their products featured in our weekly email newsletter to over 500,000 opt-in email subscribers, and sponsor content on the MassRoots blog. We generated over $150,000 in revenue through these channels in the last 4 months of 2015. We believe the revenue MassRoots is generating will continue cutting the Company’s monthly negative cash flow.

MassRoots’ business model is designed to scale as marijuana legalization continues to spread; every state that legalizes the medicinal or adult-use of cannabis expands the number of licensed businesses in the industry, increasing our potential customer base and potential revenues.

Monetization of Our Network and Other Long Term Plans

While MassRoots does not collect Users’ names or phone numbers, we still collect a sufficient amount of information to effectively monetize our network. For instance:

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

Because we do not collect personally-identifiable information, this data has relatively little value outside of our network, so MassRoots has no intention of selling or disclosing this information to third parties for use outside of our network. However, it has significant value when used to target advertising and services directly to users within the MassRoots network; therefore, it is of the highest importance that MassRoots is able to build out products and services that keep our users engaged and on the network for extended periods of time. The amount of revenue MassRoots may be able to generate per User is directly correlated to the time they spend on the network, their engagement with other users and the quality of posts they put on the network. Additionally, the number of Apps, Websites and Services built using MassRoots’ APIs will also significantly impact the value per User – so long as MassRoots is integrated with these 3rd party applications, we will be able to collect data, serve advertising and boost engagement to, from and between our Users, increasing their value.

Integration with Dispensary Point of Sale Systems

During Q3 2016, we expect to begin integrating MassRoots with dispensary point of sale systems, enabling businesses to target advertising to users based on their purchasing history. For example, if a particular user goes to a dispensary every week for a month and purchases a chocolate brownie edible and then does not come back for two weeks, the dispensary would be able to send them a targeted ad offering them 20% off their next chocolate brownie edible purchase. The dispensary would be able to control the advertising offer, the targeting options, and all other relevant information. This will enable cannabis-related businesses to use data to target advertising directly to the consumers most likely to take action based on them, very similar to other social networks.

To facilitate this integration with dispensary point of sale systems, during the second quarter of 2015, MassRoots invested $175,000 in exchange for preferred shares of Flowhub LLC (“Flowhub”), a seed-to-sale system, equal to 8.95% of the then outstanding equity of Flowhub. Since that time, we have been working with Flowhub to integrate their system with our network. We believe that Flowhub has developed the “next generation” of seed-to-sale software and believe there is tremendous amount of synergies between the data both MassRoots and Flowhub collect. We believe that by consolidating data from such cannabis point of sale systems, grow operations, and our consumer-facing social network, we will have some of the most important data available in the cannabis industry.

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

MassRoots also retains the owners of several widely-followed Instagram, Facebook and Twitter accounts as independent contractors. We estimate there are over 6,000,000 people actively posting about cannabis or following cannabis-related pages on Instagram – our team viewed this as the easiest market for us to capture as these users were already discussing cannabis in a social environment on a mobile application.

Apple App Store Removal, User Support and Restatement, and Similar Matters

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

In early February 2015, an App Store representative informed us Apple had revised their enforcement guidelines – social cannabis applications that were geo-restricted to the 23 states with medical cannabis laws were once again permitted. On February 12, 2015, MassRoots returned to the App Store after we implemented the geo-restrictions.

While we are grateful to Apple for reversing its decision, we cannot guarantee this policy will remain in place. The iOS App Store is one of the largest content distribution channels in the world and is the only way to effectively distribute software to the 41.6% of the United States population who own iPhones and iPads. The iOS App Store review team is essentially a regulator for our product – they decide what rules all applications in the iOS App Store must operate by and how to enforce those regulations. The rules related to cannabis-related apps are not published, are arbitrarily enforced, and the App review and appeal processes are conducted in secret without public oversight. MassRoots will continue to push for a more open and transparent app review process – especially when such policies and decisions directly impact a large portion of the population – but there is no guarantee we will be successful in those efforts.

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

Our activities outside of the application stores have also faced backlash and resistance due to our status as a cannabis-related company. For example, our Instagram account has a wide following of over 380,000 followers, the most of any cannabis related company per social media research website, Awesomepova.com and we utilize this following to help expand our user base. However, in a situation similar App Store removal, our Instagram account (along with several other cannabis related accounts) was suspended in January 2016 without notice or explanation from Instagram. The account was later reinstated on February 26, 2016. While we feel that our platform is at the point where any potential suspension will not affect our user growth, we expect to continue to face similar situations in the future that may cause disruptions, if only temporary, to our business plan.

MassRoots Store

MassRoots also operates MassRoots.com/shop, an e-commerce platform built on the Shopify Platform. Visitors are able to order MassRoots t-shirts, jars and stickers by selecting the products they would like to order, entering their shipping and billing information and confirming the order. MassRoots.com/shop is not part of the Company’s primary business plan and we do not expect it to be a main focus of the Company as we grow – it is primarily meant to distribute marketing collateral to our fan base to help raise awareness and accelerate our user growth.

Market Conditions

MassRoots is poised to take advantage of two rapidly growing industries: cannabis and mobile technology.

Cannabis Market Growth and Current Trends

Since the MassRoots app first launched in July 2013, there have been a series of events that have help further shape the development of the cannabis and mobile technology industries:

•	On August 29, 2013, Deputy Attorney General James Cole issued a memo (“The Cole Memo”) in response to certain states passing measures to legalize the medical and adult-use of cannabis. The Cole Memo does not alter the Department of Justice's authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law, but does recommend that U.S. Attorneys to focus their time and resources on certain priorities, rather than businesses legally operating under state law. These guidelines focus on ensuring that cannabis does not cross state lines, keeping dispensaries away from schools and public facilities, strict-enforcement of state laws by regulatory agencies, among other priorities.
•	On January 1, 2014, the first sales of cannabis for adult-use permissible under state law took place in Colorado. This event resulted in significant media coverage for the industry. Since that time, three other states and the District of Columbia have made adult-use permissible under their state law and several states have ballot proposals pending at upcoming elections.

On February 14, 2014, the Departments of Justice and Treasury issued a joint memo allowing banks and financial institutions to accept deposits from dispensaries operating legally under state law. In most cases, dispensaries had been forced to operate on a cash basis, presenting significant security and accounting issues. This was a major step in legitimizing and accepting the cannabis industry on a national level. Further, the passing of the Rohrabacher Farr Amendment (defined below) in 2014 and 2015 indicates some level of support in Congress for medicinal cannabis, even if its actual effect is still undetermined. See additional discussion on government regulations in the “Government Regulation” section below.

Current States With Laws Permitting the Medical or Adult Use of Cannabis

As of December 31, 2015, 23 states and the District of Columbia have passed laws allowing some degree of medical use of cannabis, while four of those states and the District of Columbia have also legalized the adult-use of cannabis. The states which have enacted such laws are listed below:

Table of Contents	8

State	Year Passed
1. Alaska*	1998
2. Arizona	2010
3. California	1996
4. Colorado*	2000
5. Connecticut	2012
6. District of Columbia*	2010
7. Delaware	2011
8. Hawaii	2000
9. Illinois	2013
10. Maine	1999
11. Maryland	2014
12. Massachusetts	2012
13. Michigan	2008
14. Minnesota	2014
15. Montana	2004
16. Nevada	2000
17. New Hampshire	2013
18. New Jersey	2010
19. New Mexico	2007
20. New York	2014
21. Oregon*	1998
22. Rhode Island	2006
23. Vermont	2004
24. Washington*	1998

* State has enacted laws permitting the adult use of cannabis, in addition to medical use.

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

A 2016 ArcView Market Research report predicts an additional 14 states will legalize the adult-use of cannabis and two states will legalize medical-use within the next five years. If public support for cannabis legalization continues to increase, we believe it is likely that Federal policies towards marijuana will be reformed. The combination of additional states legalizing adult-use under state law, expansion of medical-use provisions in states where it is currently permitted under state law and increased public awareness is projected to cause marijuana sales permitted under state law to grow from $1.43 billion in 2013 to $10.2 billion in 2018, according to ArcView Market Research.

Market Conditions that Could Limit Our Business

Cannabis is a Schedule I Controlled Substance under Federal law and, as such, there are several factors that could limit our market and our business. They include, but are not limited to:

•	The Federal government and many private employers prohibit drug use of any kind, including cannabis, even where it is permissible under state law. Random drug screenings and potential enforcement of these employment provisions significantly reduce the size of the potential cannabis market;
•	Enforcement of Federal law prohibiting cannabis occurs randomly and often without notice. This could scare many potential investors away from cannabis-related investments and makes it difficult to make accurate market predictions;
Table of Contents	9

•	There is no guarantee that additional states will pass measures to legalize cannabis under state law. In many states, public support of legalization initiatives is within the margin of error of pass or fail. This is especially true when a supermajority is needed to pass measures, like in Florida where a state constitutional amendment permitting medical cannabis has been proposed, but requires 60% approval to pass. Changes in voters' attitudes and turnout have the potential to slow or stop the cannabis legalization movement and potentially reverse recent cannabis legalization victories;
•	There has been some resistance and negativity as a result of recent cannabis legalization at the state level, especially as it relates to drugged driving. The lack of clearly defined and enforced laws at the state level has the potential to sway public opinion against marijuana legalization; and
•	Even if the Federal government does not enforce the Federal law prohibiting cannabis, the legality of the state laws regarding the legalization of cannabis are being challenged through lawsuits. Oklahoma and Nebraska recently sued Colorado over the legalization of cannabis, and other lawsuits have been brought by private groups and local law enforcement officials. If these lawsuits are successful, state laws permitting cannabis sales may be overturned and significantly reduce the size of the potential cannabis market and affect our business.

Additional discussion of government regulations is available in the “Government Regulation” section below.

Technology Industry

Mobile Devices Dominate the Industry

Over the past five years, mobile devices have redefined the technology industry. Smartphones were owned by two-thirds of U.S. mobile subscribers as of the fourth quarter of 2013, according to a February 2014 Nielsen Research Report. Smartphone sales worldwide increased 38.4% worldwide in 2013 according to a January 2014 IDC’s Worldwide Quarterly Mobile Phone tracker report. Additionally, 195 million mobile tablets were sold in 2013, an increase of 67.9% year over year, according to a March 2014 Gartner Research Report.

When the rapidly-growing smartphone and tablet market size is combined with the development fast, reliable and relatively inexpensive data plans from wireless carriers, it becomes clear why mobile applications “Apps” have surged in popularity and value over recent years.

The Rise of Mobile-First Networking

The popularity, market share and value of mobile-first networks are increasing, especially if focused on a niche market.

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

The Intersection of Mobile, Niche-Networking and Cannabis

Table of Contents	10

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

Fundraising and Previous Offerings

Since our inception, we have spent considerable effort on fundraising to support the operations of the Company. This included the following:

In connection with an offering that occurred in October 2013, the Company filed an Amended and Restated Certificate of Incorporation which authorized the issuance of 21 shares of preferred stock (6,397,958 common shares post-Exchange, defined below) with a par value of $1.00 per share, 17.65 shares (5,377,332 common shares post-Exchange) of which were designated as Series A Preferred Stock. Among other rights and privileges, holders of Series A Preferred Stock are entitled to a cumulative dividend of 7% annually, preferential payments over common stock in liquidation and other events, and the ability to convert their Series A Preferred Stock to common stock on a one to one basis (taking into account any unpaid dividends).

 In October 2013, the Company entered into agreements to issue 5.88, 5.88, and 5.89 Series A Preferred shares (1,791,428, 1,791,428, and 1,791,475 common shares post-Exchange) to Bass Point Capital, LLC, WM18 Finance LTD, and Rother Investments, LLC, respectively, in exchange for a $50,000 investment from each. In addition, the Company entered into an agreement to issue as compensation for services provided a total of 2.94 Series A Preferred shares (895,715 common shares post-Exchange) to Douglas Leighton for financial consulting services (collectively, the “Original Offering”).

The Reorganization, March 2014 Offering and Registration Rights

In preparation for the March 2014 Offering (as defined herein) and the Company’s intention of becoming a publicly traded entity, on March 18, 2014 the Company entered into an Agreement and Plan of Reorganization with its shareholders in which the following was effected: (i) on March 21, 2014, the Company’s Amended and Restated Certificate of Incorporation was amended to allow for the issuance of 200,000,000 shares of the Company’s common stock and amended the par value of the Company’s common stock to $0.001 per share; (ii) on March 24, 2014, each of the Company’s preferred shareholders converted their shares into common stock on a one for one basis (including the accrued divided); and (iii) on March 24, 2014, each of the Company’s shareholders surrendered their shares of the Company’s common stock in exchange for the pro-rata distribution of 36,000,000 newly issued shares of Company’s common stock, based on the percentage of the total shares of common stock held by the shareholder immediately prior to the exchange (the “Exchange”).

In March 2014, we raised gross proceeds of $475,000 through an offering of our securities to certain accredited and non-accredited investors consisting of: (i) $269,100 face amount of convertible debentures convertible into up to 2,691,000 shares of the Company’s common stock at $0.10 per share (the “Debentures”), together with warrants, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock underlying the Debentures, at $0.40 per share; and (ii) 2,059,000 shares of our common stock at $0.10 per share with a warrant, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock purchased, at $0.40 per share (collectively, the “March 2014 Offering”). Five investors received Debentures and warrants, while 36 accredited and unaccredited investors received the common stock and warrants. In July 2015, one investor exchanged 1,000,000 shares of Common Stock for a warrant exercisable into 1,000,000 shares of our common stock at $0.001 per share, with materially the same terms as the $0.001 Consulting Warrants, defined below.

In connection with the March 2014 Offering, we entered into certain registration rights agreements (the “Registration Rights Agreement”), whereby we agreed to use our commercially reasonable efforts to prepare and file a registration statement with the SEC within forty-five (45) days after March 24, 2014, covering all outstanding shares of common stock (including all shares of Common Stock sold in the March 2014 Offering), in addition to all shares of common stock underlying the Debentures, Debenture Warrants, and Common Stock Warrants.

Table of Contents	11

Additionally, as payment for consulting services provided in relation to the March 2014 Offering, we issued Dutchess Opportunity Fund, II LP (“Dutchess”) a warrant exercisable into 4,050,000 shares of our common stock at $0.001 per share, and a warrant exercisable into 2,375,000 shares of our common stock at $0.40 per share. The Company also granted certain registration rights to Dutchess covering all shares of common stock issuable upon the excise of each of the warrants it received in connection to the March 2014 Offering.

On September 15, 2014 our resale registration statement on Form S-1 covering 50,400,000 shares of common stock outstanding or shares of common stock underlying warrants or debentures received in connection to the March 2014 Offering (“2014 Registration Statement”) became effective.

In March 2016, holders of the Debentures agreed to revise the maturity date of the Debentures to be March 24, 2018 from March 24, 2016.

Additional Offerings of our Securities

From September 15, 2014 to March 11, 2015, we completed an offering of $861,000 of our securities to certain accredited and non-accredited investors consisting of 1,722,000 shares of our common stock at $0.50 per share and warrants to purchase up to 861,000 shares of common stock at $1 per share.

From April 1, 2015 through April 17, 2015, we completed an offering of 960,337 shares of the Company’s common stock to certain accredited and unaccredited investors, pursuant to which, the Company received gross proceeds of $576,200. The Company terminated this offering as of April 17, 2015. The Company compensated Chardan Capital Markets, LLC, its placement agent for the offering, $20,000 in cash and 262,560 shares of common stock as commission for this placement.

From June 10, 2015 through July 13, 2015, MassRoots sold 1,540,672 shares of unregistered common stock to certain accredited investors for gross proceeds of $1,140,502. In connection with this offering, Chardan Capital, its placement agent for the offering, received $27,200 in cash and 80,560 shares of the Company’s common stock as commission for this placement.

On November 9, 2015, MassRoots sold 815,500 shares of common stock, with warrants to purchase 407,475 shares of common stock, in a registered offering to certain unaccredited and accredited investors for gross proceeds of $1,019,375 to the Company. MassRoots did not utilize a placement agent in this transaction.

In December 2015, MassRoots issued 146,200 three year warrants with an exercise price of $1.06 to our holders of outstanding warrants issued in conjunction with our September 15, 2014 to March 11, 2015 offering. These warrants were issued in exchange for the holder agreeing to waive certain provisions providing price protection of the warrant received in the September 15, 2014 to March 11, 2015 offering.

In March 2016, MassRoots completed a private offering (“March 2016 Note Offering”) to certain accredited investors of six (6) month secured convertible notes with a principal amount of $1,514,667 along with together with five year warrants to purchase an amount of shares of the Company’s common stock equal to the number of shares of common stock issuable upon the conversion of the notes in full and having an exercise price of $1.00 per share. The notes may be convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) one dollar ($1.00), and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the note; provided, however, if any part of the principal amount of the note remains unpaid at its maturity date, the conversion price would be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date. If the note is not repaid by the maturity date, the investors will receive, in aggregate but calculated pro rata to the principal amounts remaining outstanding at the time of maturity, up to five hundred thousand (500,000) shares of the Company’s common stock. Gross proceeds received by MassRoots in this offering was $1,420,000, while net proceeds were $1,271,600 (excluding any legal fees). In connection with this offering, Chardan Capital, its placement agent for the offering, received $123,400 in cash as commission for this placement.

Employees and Consultants

 MassRoots has 33 full-time employees, two part time employees, and one full time independent contractor.

Table of Contents	12

Amount Spent on Research and Development

MassRoots invests a significant portion of its operating budget in developing new mobile communications tools, location-based services and in cross-platform compatibility software. We expect to spend approximately $1,500,000 during fiscal year ended December 31, 2016 on development-related payroll and expenses. We spent $651,000 on research and development-related salaries for the year ended December 31, 2015.

Insurance

In December 2015, MassRoots began offering health, dental and vision insurance to its employees at an estimated monthly cost of $10,000. MassRoots also carries general liability and worker’s compensation insurance for its employees. We do not currently hold any other forms of insurance. Because we do not have any insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Government Regulation

Marijuana is a categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. However, 23 states and the District of Columbia have passed state laws that permit doctors to prescribe cannabis for medical-use and four states and the District of Columbia have enacted laws that legalize the adult-use of cannabis for any reason. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under certain state laws but in violation of Federal law.

Cole Memo

On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under certain state laws, so long as:

•	cannabis is not being distributed to minors and dispensaries are not located around schools and public buildings;
•	the proceeds from sales are not going to gangs, cartels or criminal enterprises;
•	cannabis grown in states where it is legal is not being diverted to other states;
•	cannabis-related businesses are not being used as a cover for sales of other illegal drugs or illegal activity;
•	there is not any violence or use of fire-arms in the cultivation and sale of marijuana;
•	there is strict enforcement of drugged-driving laws and adequate prevention of adverse health consequences; and
•	cannabis is not grown, used, or possessed on Federal properties.

The Cole Memo is meant only as a guide for United States Attorneys and does not alter in any way the Department of Justice’s authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. We believe and have implemented procedures and policies to ensure we are operating in compliance with the "Cole Memo". However, we cannot provide assurance that our actions are in full compliance with the Cole Memo or any other laws or regulations. Per MassRoots’ Terms and Conditions:

•	Users must agree that they are located in a state where medical-use or adult-use of cannabis is legal;
•	Users must be of legal age to consume cannabis in their particular state (18 or 21 years old, depending on the state);
•	Users may only post content that is in compliance with their state’s laws;
•	Users may not solicit or distribute cannabis through MassRoots unless they are a licensed dispensary; we also do not currently facilitate in-app messaging, forcing all conversations to take place in a public environment;
Table of Contents	13

•	Posting of any other drugs or substances, including prescription pain pills, is prohibited and will result in account termination;
•	Posting of any violence or threat of violence is prohibited and will result in account termination;
•	Posting of any drugged-driving content is prohibited and will result in account termination; and
•	Posting of any copyright-protected content is prohibited and will result in account termination.

We have implemented an aggressive content and account review program to ensure compliance with our terms and conditions. Users have the ability to report any status or account that is in violation of our terms and we encourage users to do so as any illegal content jeopardizes the network for all our users. When a status or account is reported, the post is automatically removed from the network until further review. A MassRoots employee then reviews the content within 24 hours and either approves it as within our terms and conditions or permanently deletes it and bans the user account.

In addition, as part of the agreement to allow our app to return to the Apple App Store, we implemented restrictions to restrict new users to our mobile apps to the 23 states with medical cannabis laws.

Our business plan includes allowing cannabis dispensaries to advertise on our network which we believe could be deemed to be aiding and abetting illegal activities, a violation of Federal law. We intend to remain within the guidelines outlined in the Cole Memo. However, we cannot provide assurance that we are in full compliance with the Cole Memo or any other laws or regulations.

Rohrabacher Farr Amendment

On December 16, 2014, H.R. 83 - Consolidated and Further Continuing Appropriations Act, 2015 was enacted and included a provision known as the “Rohrabacher Farr Amendment” which states:

None of the funds made available in this Act to the Department of Justice may be used, with respect to the States of Alabama, Alaska, Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Hawaii, Illinois, Iowa, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Hampshire, New Jersey, New Mexico, Oregon, Rhode Island, South Carolina, Tennessee, Utah, Vermont, Washington, and Wisconsin, to prevent such States from implementing their own State laws that authorize the use, distribution, possession, or cultivation of medical marijuana.

The Rohrabacher Farr Amendment represents one of the first times in recent history that Congress has taken action indicating support of medical cannabis. The Rohrabacher Farr Amendment was renewed by Congress in 2015 and remains in effect currently.

However, the Rohrabacher Farr Amendment would appear to protect the right of the states to determine their own laws on medical cannabis use, the actual effects of the amendment are still unclear. The Rohrabacher Farr Amendment did not remove the federal ban on medical cannabis and cannabis remains regulated as a Schedule I controlled substance. Further, the United States Department of Justice has interpreted the Rohrabacher Farr Amendment as only preventing federal action that prevents states from creating and implementing cannabis laws — not against the individuals or businesses that actually carry out cannabis laws – and has continued to sporadically commence enforcement actions against individuals or businesses participating in the cannabis industry despite such participation being legal under state law. Whether this interpretation is appropriate is still being litigated, and, while an initial district court decision has not supported the Department of Justice’s interpretation, such decision is currently under appellate review. In addition, no matter what the interpretation is adopted by the courts, there is no question that the Rohrabacher Farr Amendment does not protect any party not in full compliance with state medicinal cannabis laws.

Table of Contents	14

Potential Changes to Federal Laws and Enforcement Priorities

Although the Department of Justice has stated in the Cole Memo that it is not an efficient use of limited resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis, there is no guarantee that the Department of Justice’s position will not change regarding the low-priority enforcement of federal laws. Further, United States is undergoing an election year in 2016 and a new administration could introduce a less favorable cannabis enforcement policy. There can be no assurances that any future administration would not change the current enforcement policy and decide to strongly enforce the federal laws.

In light of the 2005 U.S. Supreme Court ruling in Gonzales v. Raich, under the commerce clause of the constitution, Congress may pass laws to criminalize the production and use of home-grown cannabis even where states have approved its use for medicinal purposes, which leads to the conclusion that the Controlled Substances Act may preempt state laws relating to any cannabis-related activity. Any such change in the federal enforcement program of current federal laws could cause significant financial damage to our business. While we do not directly harvest, distribute, or distribute cannabis today, we still may be deemed to be violating federal law we may be irreparably harmed by a change in enforcement by the federal or state governments.

Trademarks

On March 31, 2014, we applied for a trademark of the “MassRoots, Inc.” name in the United States. However, several factors, including the Company’s app being removed from Apple’s iOS App Store, required the Company to focus its resources in other areas, away from completing the trademark application process, and the trademark application was deemed to be abandoned. The Company expects to reapply for this trademark in 2016.

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

Network effects have come to dominate consumer habits, which can provide protection to networks such as MassRoots. For example, Google+ failed to obtain a dominant market share in desktop-based social networking because it wasn’t introduced until Facebook had already conquered the market. Similarly, when Facebook introduced Poke as a competitor to SnapChat in late 2012, it failed to overtake SnapChat due to the market dominance already achieved by SnapChat. Even if a well-financed competitor to MassRoots were to emerge, they would not only have to convince users on why their platform is superior, but also get them to switch away from the network their friends are already using. Every user that MassRoots gains, every interaction that takes place on our network and every day that we grow, the barrier to entry to competitors becomes higher.

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

Table of Contents	15

MassRoots competes with other cannabis networks such as WeedMaps, Leafly and THC Finder for advertisers’ dollars. WeedMaps and THC Finder are platforms that allow users to find and review dispensaries. Leafly is primarily a strain-guide that allows users to find information on strains, add a review and find it a dispensary closest to the user. In most situations, cannabis consumers are not looking to change dispensaries often. All of these services – WeedMaps, Leafly and THC Finder – lack the daily, weekly and monthly recurring usage that drives long-term value for advertisers. We believe that MassRoots’ recurring usage and the ability to target advertisements to users based on their previous posts will present a superior value proposition to advertisers.

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

ITEM 2. PROPERTIES

On April 14, 2015, the Company completed the relocation of its headquarters to 1624 Market Street, Suite 201, Denver, CO 80202 which we leased on March 20, 2015 pursuant to a lease agreement with RVOF Market Center, LLC (“201 Lease”). Under the 201 Lease, we agreed to rent 3,552 square feet of office space at that location for a term of 37 months, under which the Company will pay a base rate of $0 for the first month, $8,288 for months two through 13, $8,584.00 for the months 14 through 25, and $8,880.00 for the months 25 through 37. We did not incur a significant cost related to the move to this location.

We amended this lease in January 2016 to include Suite 203, also located at 1624 Market Street in Denver, CO 80202, which allows us to expand our headquarters by an additional 1,508 square feet of office space. For this expansion (and in addition to the rent paid under the 201 Lease), we will pay $0 until May 30, 2016, $3,644 for each month from June 1, 2016 to May 30, 2017, $3,770 for each month from June 1, 2017 to May 30, 2018, and $3,896 for each month from June 1, 2018 to November 30, 2018.

We do not own any properties or land.

Table of Contents	16

We believe that our facilities are adequate for our current needs and that, if required, we will be able to expand our current space or locate suitable new office space and obtain a suitable replacement for our executive and administrative headquarters.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents	17

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since April 9, 2015, our common stock has been quoted on the OTCQB under the symbol “MSRT”. Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

The following table presents, for the periods indicated, the high and low sales prices of the Company’s common stock, and is based upon information provided by the OTCQB Marketplace. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	2015
	High	Low
Second Quarter	$7.01	$1.02
Third Quarter	$2.34	$0.80
Fourth Quarter	$1.80	$0.84

	2016
	High	Low
First Quarter	$1.25	$0.65

As of March 4, 2016, there were 90 shareholders of record per the Company’s transfer agency’s listing of shareholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer Company, located at 173 Keith Street, Suite 3, Warrenton, Virginia 20186.

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

Recent Sales of Unregistered Securities;

In March 2016, MassRoots completed a private offering to certain accredited investors of six (6) month secured convertible notes with a principal amount of $1,514,667 along with together with five year warrants to purchase an amount of shares of the Company’s common stock equal to the number of shares of common stock issuable upon the conversion of the notes in full and having an exercise price of $1.00 per share. The notes may be convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) one dollar ($1.00), and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the note; provided, however, if any part of the principal amount of the note remains unpaid at its maturity date, the conversion price would be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date. Gross proceeds received by MassRoots in this offering was $1,420,000, while net proceeds were $1,271,600 (excluding any legal fees). In connection with this offering, Chardan Capital, our placement agent in the offering, received $123,400 in cash as commission for this placement.

Table of Contents	18

Use of Proceeds from Registered Securities

On November 9-10, 2015, MassRoots sold 815,500 shares of common stock, with warrants to purchase 407,475 shares of common stock, in a registered offering pursuant to a registration statement filed with the SEC on October 30, 2015, and declared effective on November 3, 2015, to certain unaccredited and accredited investors for gross proceeds of $1,019,375 to the Company. The Company incurred the expenses and received net proceeds as set forth below:

SEC registration fees	$2,666
Legal fees and expenses:	$30,000 (estimated)
Accountants fees and expenses:	$2,000 (estimated)
Miscellaneous	$7,500
Net Proceeds	$977,209

We used the net proceeds from the offering for our general corporate purposes and working capital, to accelerate user-growth, develop new feature sets for our mobile applications, expand the services we offer to businesses. The Company had registered up to 6,200,000 shares of common stock and warrants to purchase 3,100,000 shares of common stock. The Company closed the Offering on November 10, 2015. MassRoots did not utilize a placement agent in this transaction.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with financial statements and notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in “Risk Factors” section of the Company’s prospectus, dated and filed with the SEC on November 9, 2015.

Overview

MassRoots, Inc. was incorporated in the state of Delaware on April 24, 2013, to be a technology platform for the cannabis industry. We are a development-stage company and since our inception we have generated only minimal revenues from business operations.

Our independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our ongoing operational costs. Accordingly, we must locate sources of capital to pay our operational costs.

Our operational expenditures are primarily related to development of the MassRoots platform, marketing costs associated with attracting and retaining users, and the costs related to being a fully reporting company with the Securities and Exchange Commission.

2015 was a year of transformation for MassRoots – our userbase more than tripled, growing from roughly 200,000 to 700,000 over the course of the year; we started monetizing our network through advertising in August and generated our first $200,000 in revenue; and our team grew from a handful of employees to more than 20. We believe that 2015 will serve as a solid foundation for continued growth in the quarters and years to come.

Table of Contents	19

Results Of Operations

	For the Fiscal Year ended
	31-Dec-15	31-Dec-14	$ Change	% Change
Gross revenue	$213,963	$9,030	$204,933	2,269%

Operating expenses	6,339,063	1,616,253	4,722,811	292.21%

Loss from Operations	(6,125,100)	(1,607,223)	(4,517,877)	281.1%

Other Income /(Expense)	(2,347,798)	(828,919)	(1,518,879)	183.23%

Net Loss	(8,472,898)	(2,436,142)	(6,036,757)	247.80%

Net loss per share - basic and diluted	$(0.19)	$(0.17)	$(0.02)	11.7%

Since inception on April 24, 2013, and during the year ended December 31, 2015, our business operations have been primarily focused developing our mobile applications, web platform and increasing our user base.

Revenues

Since beginning to monetize our platform in August 2015, we have generated minimal revenues from our operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us, and risks associated the implementation of our business strategies.

For the year ended December 31, 2015, we generated $213,963 in advertising revenues, as compared to $9,030 for the year ended December 31, 2014, an increase of $204,933. This revenue was primarily generated from advertising on the MassRoots network, in our email newsletters, and our website since we began monetizing our platform in August 2015. Of our $213,963 in 2015 revenues, $180,000, or 84.1% was generated from advertising services and $140,000 of these revenues occurred during the fourth quarter. Our user base averaged roughly 625,000 users during this time period, equating to an average of $0.35 in revenue per user during our first 4 months of monetization.

Operating Expenses

Our cost of revenues increased $56,921 during 2015, from $690 during fiscal year 2014 to $57,611 during fiscal year 2015. This increase was primarily related to inventory for MassRoots.com/Store, an ecommerce platform hosted on Shopify that we use to market shirts and other merchandise to our userbase. The primary purpose of the MassRoots Store is to raise awareness of the MassRoots platform and drive user registration. Going forward, we believe the vast majority of MassRoots’ revenues and shareholder value will come from digital advertising on our platform, not merchandise sales.

We incurred $717,773 in advertising expenses during, an increase of $563,997, from $180,776 in fiscal year 2014. This increase was primarily driven by sponsorships of events, digital marketing to cannabis consumers, and physical collateral to display at dispensaries. We believe these expenses were critical in scaling MassRoots’ users base from 200,000 registered users in early January 2015 to 700,000 by the end of the year.

Payroll and related expenses increased $1,118,418 to $1,381,071 during fiscal year 2015 from $262,653 during 2014 primarily as a result of MassRoots expanding its development team to 12 full-time, in-house developers by the end of 2015. This allows MassRoots to introduce new features to our products more rapidly, which we expect will result in additional user growth and increases in retention in the coming quarters.

Table of Contents	20

Over the course of fiscal year 2015, we issued $1,219,904 in common stock for services, as compared to $30,658 during fiscal year 2014, an increase of $1,189,246. This increase was mainly a result of MassRoots issuing shares under its 2014 and 2015 Employee Stock Option Programs to recruit and retain the most talented developers, as well as issuances to our Chief Operations Officer and investor relations professionals.

Options issued for services also increased during fiscal year 2015 to $1,273,393 from $59,473 during 2014, an increase of $1,213,920. This increase was mainly a result of MassRoots issuing options under its 2014 and 2015 Employee Stock Option Programs to recruit and retain the most talented developers. We saw a decrease in the value of warrants issued for services from $555,598 during 2014 to $229,365 during 2015, a decrease of $326,233. The warrants for services issued in 2014 were related to assisting MassRoots become a publicly-traded company through the filing of our initial S-1 Registration Statement, whereas the warrants issued in 2015 were issued in conjunction to agreements with previous investors to waive certain price protection provisions in our outstanding warrants that would eliminate MassRoots’ derivative liabilities.

MassRoots’ other general and administrative expenses increased to $1,459,946 during fiscal year 2015 from $526,405 in 2014, an increase of $933,541. This increase was attributed to the following:

•	Legal expenses increased during the year ended December 31, 2015 to $223,548 from $179,504 during the year ended December 31, 2014. This increase was primarily a result of MassRoots being a fully reporting company to the Securities and Exchange Commission during 2015, as well as the legal costs of MassRoots’ Registration Statement on Form S-1 during fall 2015.
•	Independent contractor expenses decreased from $182,198 during 2014 to $144,452 during 2015 as a result of MassRoots’ initiative to bring all programming and development in-house during April 2015 and the subsequent reduction of all independent contractor expenses related to development. We expect our independent contractor expenses to continue to decrease during 2016.
•	During fiscal year 2015, MassRoots incurred $345,411 in consulting and accounting related expenses as compared to $56,616 in fiscal year 2014. This increase was primarily caused by fees for our annual audit and quarterly reviews, cost of our Chief Financial Officer, as well as certain investor relations professionals in helping to establish a market for MassRoots’ common stock.
•	Travel and related expenses increased to $182,929 in fiscal year 2015 from $23,070 during the same period in 2014. Over the course of the year, the MassRoots team attended over 20 conferences and hundreds of meetings with cannabis related businesses that have built the relationships necessary for our Company to grow. The MassRoots team, including management, continues to fly budget airlines and modest hotels to minimize expenditures and maximize shareholder value.

The combination of these increasing expenditures resulted in MassRoots’ total operating expenses growing to $6,339,063 in fiscal year 2015 versus $1,615,253 in 2014, an increase of $4,722,810.

Loss from Operations

MassRoots’ Loss from Operations grew to $6,125,100 for fiscal year 2015 from $1,607,223 in 2014, an increase of $4,517,877.

Other Income (Expense)

During fiscal year ended 2015 and 2014, the Company realized losses related to the fair value mark to market adjustments of its derivative liabilities of $2,236,401 and $753,240, respectively. These derivative liabilities were originally determined as of December 31, 2014. For fiscal year ended 2015 and 2014 the company recorded amortization of discount on notes payable of $107,016 and $67,363, respectively.

Table of Contents	21

Net Loss

For fiscal year ended 2015, our net loss grew to $8,472,898, as compared to $2,436,142 for the year ended December 31, 2014, an increase $6,036,757.

Liquidity And Capital Resources

Fundraising

From January 1 to March 11, 2015, we completed an offering of $337,000 in gross proceeds of our securities to certain accredited and non-accredited investors consisting of 674,000 shares of our common stock at $0.50 per share and warrants to purchase 337,000 shares of common stock at $1 per share. MassRoots did not utilize a placement agent in this transaction.

From April 1, 2015 through April 17, 2015, MassRoots, Inc. completed an offering of 960,937 shares of the Company’s common stock to certain accredited and unaccredited investors, pursuant to which, the Company received gross proceeds of $576,200. The Company terminated this offering as of April 17, 2015. The Company compensated Chardan Capital Markets, LLC, its placement agent for the offering, $20,000 cash and 262,560 shares of common stock as commission for this placement.

From June 10, 2015 through July 13, 2015, MassRoots sold 1,540,672 shares of unregistered common stock to certain accredited investors for gross proceeds of $1,140,502. In connection with this offering, Chardan Capital, its placement agent for the offering, received $27,200 in cash and 80,560 shares of the Company’s common stock as commission for this placement.

On November 9, 2015, MassRoots sold 815,500 shares of common stock, with warrants to purchase 407,475 shares of common stock, in a registered offering to certain unaccredited and accredited investors for gross proceeds of $1,019,375 to the Company. MassRoots did not utilize a placement agent in this transaction.

In December 2015, MassRoots issued 146,200 three year warrants with an exercise price of $1.06 to our holders of outstanding warrants issued in conjunction with our September 15, 2014 to March 11, 2015 offering. These warrants were issued in exchange for the holder agreeing to waive certain provisions providing price protection of the warrant received in the September 15, 2014 to March 11, 2015 offering.

Cash on Hand

Our current cash on hand as of December 31, 2015 was $386,316, as compared to $141,928 as of December 31, 2014. The increase of cash on hand was primarily due to further issuances of our common stock for cash, offset significantly by increases in our operating expenses.

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

Table of Contents	22

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Use of Cash

We had net cash used in operations for the year ended December 31, 2015 and December 31, 2014 of $3,129,240 and $922,956, respectively. In 2015 and 2014, net cash used was mainly attributed to our loss of $8,472,898 and $2,436,142, respectively. These amounts were offset by the cash provided from stock issuances, stock options and warrant exercises for 2015 and 2014 of $3,617,663 and $729,972, respectively. In addition, the net cash used was also offset by cash provided by changes in derivative liabilities of $2,236,401 for 2015 and $753,240 for 2014. In addition, cash provided from amortizations of discounts on notes payable for 2015 and 2014 of $107,016 and $67,363, respectively, provided an offset. Deposits grew from $2,550 as of December 31, 2014 to $30,952 as of December 31, 2015. This increase was primarily a result of a deposit on MassRoots’ headquarters in downtown Denver.

In May 2015, MassRoots invested $175,000 into Flowhub, a seed-to-sale tracking platform for cannabis businesses that we intend to integrate with MassRoots over the coming quarters to synchronize and analyze the most important data from cannabis consumers, dispensary point of sale systems and grow facilities. Computer and office equipment purchases increased by $58,861 to $73,023 as of December 31, 2015 from $14,162 as of December 31, 2014. This increase was primarily driven by purchases of additional computers and equipment for our team.

We had net cash provided in financing activity for the year ended December 31, 2015 and December 31, 2014 of $3,617,633, and $999,072, respectively. These amounts are primarily attributed to equity issuances throughout the periods.

Required Capital Over the Next Fiscal Year

We expect to incur losses from operations for the near future. We believe we will have to raise an additional $2.5 million to fund our operations through the end of the 2016 fiscal year, including roughly $250,000 to remain current in our filings with the SEC; however, we expect to be able to raise a majority of these funds through warrant exercises. As of December 31, 2015, there are 3,297,500 warrants outstanding with an exercise price of $0.40 per share and 766,000 warrants outstanding with an exercise price of $1.00 per share, which, if exercised, would generate approximately $2.0 million in cash to the Company.

Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, existing holders of our securities may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our securities.

If additional financing is not available or is not available on acceptable terms, we may be required to delay or reduce our commercialization efforts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows. See the Notes to the Financial Statements for more information.

Table of Contents	23

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

 Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the quarter ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Table of Contents	24

There was a material weakness in the Company's internal control over financial reporting due to the fact that he Company did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion. We expect that the Company will need to hire accounting personnel with the requisite knowledge to improve the levels of review of accounting and financial reporting matters. The Company may experience delays in doing so and any such additional employees would require time and training to learn the Company's business and operating processes and procedures. For the near-term future, until such personnel are in place, this will continue to constitute a material weakness in the Company's internal control over financial reporting that could result in material misstatements in the Company's financial statements not being prevented or detected.

The Company's management, including the Company's CEO and CFO, does not expect that the Company's internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The Company's CEO/CFO has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Controls

We changed the composition of our Board of Directors to have a majority of independent Directors during the fourth quarter of 2015. We also created an Audit Committee, Nomination and Corporate Governance Committee and Compensation Committee during the fourth quarter of 2015.

ITEM 9B. OTHER INFORMATION

Not applicable.

Table of Contents	25

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names and ages of our Directors and Executive Officers are set forth below. Our By-Laws provide for not less than one and not more than nine Directors. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

Name	Age	Position and Term
Isaac Dietrich	23	Director and Chairman of the Board (Since 2013), Chief Executive Officer (Since 2013)

Tripp Keber	47	Director (Since 2014)

Stewart Fortier[1]	25	Director (Since 2014), Chief Technology Officer (Since 2013)

Ean Seeb	40	Director (Since 2014)

Terence Fitch	56	Director (Since 2015)

Daniel Hunt	22	Chief Operations Officer (Since 2015)

Jesus Quintero	54	Chief Financial Officer (Since 2014)

1 Stewart Fortier and Hyler Fortier, our former Chief Operations Officer, are siblings.

Isaac Dietrich, Chief Executive Officer, Chairman of the Board and Director - Isaac Dietrich is the founder, CEO, and Chairman of the Board of MassRoots, each since our inception. He is responsible for executing our strategic business development. In June 2012, Mr. Dietrich co-founded RoboCent, Inc., a self-service call platform that reached $300,000 in revenue in its first 18 months, and previously served as its President. He also founded Tidewater Campaign Solutions, LLC, a Virginia Beach-based political strategy firm that was retained by more than 30 political campaigns and political action committees from January 2010 to December 2012. From February to December 2010, Mr. Dietrich served as Field Director for Congressman Scott Rigell’s campaign.

In April 2012, Mr. Dietrich was a finalist for Peter Thiel’s 20 Under 20 Fellowship and was featured in the CNBC documentary “Transforming Tomorrow.” We believe Mr. Dietrich has the business experience in both scalable technology companies and political strategy to successfully lead the development and growth of the Company.

Tripp Keber, Director – Tripp Keber has served as a Director of MassRoots since 2014. Mr. Keber also is a co-founder, Director and Chief Executive Officer of Dixie Elixirs & Edibles, a Colorado licensed medical marijuana infused products manufacturer. He is a founding director of the National Cannabis Industry Association, and, since 2013, has served as a director of the Marijuana Policy Project. He is also an advisory board member of the Medical Marijuana Industry Group in Colorado. Mr. Keber also serves as a board member of American Cannabis Company (2014-current). In his current role as CEO of Dixie, Mr. Keber is responsible for the overall strategy, licensing, marketing, branding and expansion efforts related to the Dixie brand, both domestically and internationally.  Mr. Keber has been featured on CBS’s 60 Minutes and CNBC.

Table of Contents	26

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

Ean Seeb, Director – Ean Seeb has served as a Director of MassRoots since 2014. Mr. Seeb is also the co-owner and manager of Denver Relief LLC, a Colorado medical cannabis operation. As a founding partner of Denver Relief Consulting LLC and seasoned cannabis dispensary operator, Mr. Seeb has significant experience navigating complex legislation and regulatory demands unique to legal cannabis operations. Mr. Seeb also serves as a board member of Manna Molecular Sciences (2015-current). He serves as Chair of the National Cannabis Industry Association and holds leadership positions with charitable organizations focused on a range of social causes, from civil rights to sustainable volunteer farming. Mr. Seeb has been actively involved with non-profit groups for over two decades. His years of humanitarian experience lead Mr. Seeb to conceptualize and develop a cannabis-centric service organization called the Denver Relief GREEN TEAM in 2009. He holds a B.S. degree in Business Administration with an emphasis in Computer Information Systems from University of Northern Colorado. We believe that Mr. Seeb will use his experience and industry knowledge to help guide our leadership team.

Terence Fitch, Director - Terence Fitch has served as a Director of the Company since 2015. Mr. Fitch is a seasoned corporate executive with 23 years of marketing, sales, finance, manufacturing, supply chain and media experience. Mr. Fitch founded Drink Teck, LLC in 2013 and has served as its Chief Executive Officer since that time. Drink Teck LLC is a functional beverage company which uses liposome technology to cost-effectively formulate drinks for the consumer health and wellness sector. Prior to founding Drink Teck LLC, Mr. Fitch spent 3 years at Coca Cola Refreshments as Senior Vice President and General Manager. Before that, 18 years at, Coca-Cola Enterprises, where, from 2004 to 2010, he served as the Senior Vice President and General Manager of the Western Region and was responsible for a team of 13,500 sales, strategy, marketing, operations, manufacturing, supply chain and analytical professionals and accountable for over $4.2 billion in sales. From 1998 to 2002, Mr. Fitch acted as Division Vice President and General Manager for Coca-Cola Enterprises and, from 1994-1998, was the Regional Vice President of Sales and Marketing of the Gulf States for Coca-Cola Enterprises. Mr. Fitch has a Bachelor of Science in Marketing and Finance from Arizona State University. Mr. Fitch brings a strong understanding of financial reporting and corporate governance matters, along with expertise in corporate governance, enterprise risk management and strategic planning, which we believe will strengthen the Board’s collective qualifications, skills, and experience.

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

Daniel Hunt, Chief Operations Officer - Since June 2015, Daniel Hunt has served as the Company’s Chief Operations Officer, responsible for overseeing the Company's daily operations, including marketing, sales, business development, staffing, processes and infrastructure. From July 2014 to June 2015, Mr. Hunt served as the Company's Vice President of Marketing, where he was responsible for the coordination and implementation of the Company’s marketing initiatives. From June 2011 to July 2014, Mr. Hunt served as Head of Business Development for SearchParty Music, a media production company in Massachusetts. Prior to joining the Company, Mr. Hunt attended James Madison University from 2012-2014, where he gained experience while supporting the operations of early-stage startups as a member of the Society of Entrepreneurs. Mr. Hunt also serves on the board of managers of Flowhub, LLC, a private cannabis point-of-sale company.

Table of Contents	27

Jesus Quintero, Chief Financial Officer - Jesus Quintero joined MassRoots as its Chief Financial Officer in May 2014. From January 2013 to October 2014, Mr. Quintero also served as Brazil Interactive Media’s Chief Financial Officer. He has previously served as a financial consultant to several multi-million dollar businesses in Florida. Mr. Quintero has extensive experience in public company reporting and SEC/SOX compliance, and held senior finance positions with Avnet, Inc., Latin Node, Inc., Globetel Communications Corp. and Telefonica of Spain. His prior experience also includes tenure with PricewaterhouseCoopers and Deloitte & Touche. Mr. Quintero earned a B.S. in Accounting from St. John’s University and is a certified public accountant. He is fluent in English and Spanish, and conversant in Brazilian Portuguese.

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

Corporate Governance

Governance of Our Company

We seek to maintain high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our shareholders well and maintaining our integrity in the marketplace. Our corporate governance guidelines and code of business conduct, together with our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the charters for each of our Board committees, form the basis for our corporate governance framework. We also are subject to certain provisions of the Sarbanes-Oxley Act and the rules and regulations of the SEC. The full text of the Code of Conduct is available on our website at www.massroots.com/investors.

As described below, our Board has established three standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Our Board of Directors

Our Board currently consists of five members. The number of directors on our Board can be determined from time to time by action of our Board.

Our Board has decided that it would judge the independence of its directors by the heightened standards established by the NASDAQ Stock Market, despite the Company not being subject to these standards at such time. Accordingly, the Board has determined that our three non-employee directors, including Ean Seeb, Terence Fitch, and Tripp Keber, each meet the independence standards established by the NASDAQ Stock Market and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our Audit Committee and Compensation Committee. Our Board considers a director to be independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the NASDAQ Stock Market and the rules and regulations of the SEC.

Our Board believes its members collectively have the experience, qualifications, attributes and skills to effectively oversee the management of our Company, including a high degree of personal and professional integrity, an ability to exercise sound business judgment on a broad range of issues, sufficient experience and background to have an appreciation of the issues facing our Company, a willingness to devote the necessary time to their Board and committee duties, a commitment to representing the best interests of the Company and our stockholders and a dedication to enhancing stockholder value.

Table of Contents	28

Risk Oversight. Our Board oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. Our Board performs this oversight role by using several different levels of review. In connection with its reviews of the operations and corporate functions of our company, our Board of Directors addresses the primary risks associated with those operations and corporate functions. In addition, our Board of Directors reviews the risks associated with our company's business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies. Each of our Board committees also coordinates oversight of the management of our risk that falls within the committee's areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. The Board also is provided updated by the CEO and other executive officers of the Company on a regular basis.

Section 16 Reporting Compliance - Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding shares of common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership in our common stock and other equity securities. Specific due dates for these records have been established, and we are required to report in this report any failure in 2015 to file by these dates. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2015, all filing requirements applicable to the Reporting Persons were timely met.

Shareholder Communications - Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 1624 Market Street, Suite 201, Denver, CO 80202, Attention: Legal. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate. Please note that the foregoing communication procedure does not apply to (i) shareholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our “named executive officers” for the 2015 fiscal year consisted of the following individuals:

Isaac Dietrich, our Chief Executive Officer
Dan Hunt, our Chief Operations Officer

No other executive officers earned over $100,000 during the previous fiscal year.

Table of Contents	29

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and our two most highly compensated executive officers (the “named executive officers” listed above) at the end of our last fiscal year for all services rendered in all capacities to us during the years during which they served as executive officers. Where a named executive officer is also a director, all compensation related to such individuals position as an officer.

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards (1) $	Option Awards (1) $	Non-Equity Incentive Plan Compensation $	All Other Compensation $	Total $
Isaac Dietrich Chief Executive Officer, Director	2015 2014	81,220 53,000	—	—	—	—	—	81,220 53,000

Daniel Hunt Chief Operating Officer	2015	67,500	—	25,000 (2)(4)	245,951 (2)(3)	—	—	338,451

(1)	These amounts are the aggregate fair value of the equity compensation incurred by the Company for payments to executives during the fiscal year. The aggregate fair value is computed in accordance with FASB ASC Topic 718. The fair market value was calculated using the Black-Scholes options pricing model. Assumptions underlying the valuation of each specific award are included in Note 8 of our Financial Statements included in this Annual Report on Form 10-K.
(2)	On January 1, 2015, the Company approved the issuance to Daniel Hunt of 50,000 shares of its common stock and 100,000 options to purchase shares of common stock at $0.50 per share pursuant to the 2014 Plan (defined below), which would vest over the period of one year on a monthly basis. As of December 31, 2015, all such options had vested. The fair market value of the options was determined to be $45,953 as calculated assuming approximately 2.17% risk-free interest, 0% dividend yield, 1.50% volatility, and expected term of 5.25 years. The fair market value of the stock awards was determined to be $25,000 (or $0.50 per share) on grant date pursuant to our 2014 Plan, tied to the price our then ongoing private placement offering. The Company incurred compensation expense of $25,000 during the fiscal year 2015 related to the amortization of such stock awards and $45,953 related to the amortization of such options received during the year by Mr. Hunt.
(3)	On December 14, 2015, the Board approved a grant of 800,000 unvested options to purchase shares of common stock at $1.00 per share to Mr. Hunt pursuant to the 2015 Plan (defined below), which vest as follows: upon the Company reaching 1,000,000 registered users, 200,000 options shall vest; upon the Company reaching 2,500,000 registered users, 200,000 options shall vest; upon the Company reaching $1,000,000 in cumulative revenue, 200,000 options shall vest; and, upon the Company reaching $2,500,000 in cumulative revenue, 200,000 options shall vest. As of December 31, 2015, no options had vested. The fair market value of the 200,000 options that vest upon the Company reaching 1,000,000 register users was calculated to be $199,998, assuming approximately 2.23% risk-free interest, 0% dividend yield, 280% volatility, and expected term of 5.25 years. The value of the other 600,000 options was not determinable as the probability of achieving those targets is not currently estimable. The Company incurred compensation expense of $20,118 during the fiscal year 2015 related to the amortization of such options received during the year by Mr. Hunt.
(4)	On December 14, 2015, the Company’s Board approved the grant of 200,000 unvested restricted shares to Mr. Hunt. However, pursuant to the 2015 Plan (defined below), the grant would not occur until shareholder approval of the 2015 Plan became effective, which occurred in January 2016 (as described further in the section below entitled “2014 and 2015 Equity Incentive Plans“). As such, this grant will be included as compensation for Mr. Hunt in fiscal year 2016.

Table of Contents	30

Outstanding Equity Awards at December 31, 2015 Fiscal Year End

The following table sets forth the equity awards our named executive officers had outstanding equity awards at December 31, 2015.

	Option Awards
Name	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option exercise price	Option expiration date
Daniel Hunt	100,000	—	—	$0.50	1/1/2025
—		—	800,000 (1)	$1.00	12/14/2025
(1)	The 800,000 unvested options were awarded pursuant to the 2015 Plan (defined below), which vest as follows: upon the Company reaching 1,000,000 registered users, 200,000 options shall vest; upon the Company reaching 2,500,000 registered users, 200,000 options shall vest; upon the Company reaching $1,000,000 in cumulative revenue, 200,000 options shall vest; and, upon the Company reaching $2,500,000 in cumulative revenue, 200,000 options shall vest.

Narrative Disclosure to Summary Compensation and Option Tables

Isaac Dietrich provides services to us as our Chief Executive Officer pursuant to an at-will agreement (with one month notice to be given prior to termination) that provides that Mr. Dietrich would be paid an amount determined by the Company in accordance with the Company’s normal payroll procedures. From October 1, 2013 to March 31, 2014, Mr. Dietrich was paid a salary of $3,500 per month. From April 1, 2014 to March 31, 2015, Mr. Dietrich was paid a salary of $5,000 per month. From April 1, 2015 and thereon, Mr. Dietrich was paid a salary of $6,500. Mr. Dietrich did not receive any compensation related to his position as a director.

Dan Hunt provides services to us as our Chief Operating Officer pursuant to an “at-will” agreement that became effective July 19, 2015. Pursuant to this agreement, Mr. Hunt receives a salary of $78,000 per year and may be terminated by either party with or without cause with one (1) month’s written notice. From January 1, 2015 until July 17, 2015, Mr. Hunt served as an at will employee with a salary of 3,500 per month.

In addition, on January 1, 2015, the Company approved the issuance to Mr. Hunt 50,000 shares of its common stock and 100,000 options to purchase shares of common stock at $0.50 per share pursuant to the 2014 Plan (defined below), which would vest over the period of one year on a monthly basis. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.17% risk-free interest, 0% dividend yield, 1.50% volatility, and expected term of 5.25 years.

On December 14, 2015, the Board approved a grant of 800,000 unvested options to purchase shares of common stock at $1.00 per share to Mr. Hunt pursuant to the 2015 Plan (defined below), which vest as follows: upon the Company reaching 1,000,000 registered users, 200,000 options shall vest; upon the Company reaching 2,500,000 registered users, 200,000 options shall vest; upon the Company reaching $1,000,000 in cumulative revenue, 200,000 options shall vest; and, upon the Company reaching $2,500,000 in cumulative revenue, 200,000 options shall vest. The fair market value was calculated using the Black-Scholes options pricing model. Under this model, the fair market value of the 200,000 options that vest upon the Company reaching 1,000,000 register users was calculated assuming approximately 2.23% risk-free interest, 0% dividend yield, 280% volatility, and expected term of 5.25 years. No cost is recognized in 2015 for the other 600,000 options as the probability of achieving those targets is not currently estimable. As of December 31, 2015, no options had vested.

Table of Contents	31

On that same date, the Company’s Board approved the grant of 200,000 unvested restricted shares to Mr. Hunt. However, pursuant to the 2015 Plan (defined below), the grant would not occur until shareholder approval of the 2015 Plan became effective, which occurred in January 2016 (as described further in the section below entitled “2014 and 2015 Equity Incentive Plans“). As such, this grant will be included as compensation for Mr. Hunt in fiscal year 2016.

In December 2015, Mr. Dietrich started receiving health, vision and dental insurance. No retirement plan, life insurance or employee benefits program has been awarded to Mr. Dietrich and he serves at the direction of the Board of Directors.

On March 29, 2016, the Board of Directors, upon the recommendation of the Company’s Compensation Committee, approved increases in the salary of Mr. Dietrich and Mr. Hunt, such that each would receive $10,833 per month for their services in their respective positions.

At no time during the periods listed in the above tables, with respect to any named executive officers, was there:

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

Director Compensation

Our interested, employee directors do not receive any additional compensation for their service as directors.

The following table shows for the fiscal year ended December 31, 2015, certain information with respect to the compensation of all non-employee directors of the Company:

Name		Fees Earned or Paid in Cash	Stock Awards (1)		Option Awards (1)	Total
Ean Seeb	(2)	$0	$0	(4)	$0(4)	$0
Tripp Keber	(2)	$0	$0	(4)	$0(4)	$0
Terence Fitch	(3)	$0	$0		$90,876(5)	$90,876
(1)	These amounts are the aggregate fair value of the equity compensation granted to our directors during the fiscal year. The fair value is computed in accordance with FASB ASC Topic 718. The fair market value was calculated using the Black-Scholes options pricing model. Assumptions underlying the valuation of each specific award are included in Note 8 of our Financial Statements included in this Annual Report on Form 10-K.
(2)	Messrs. Seeb and Keber joined the Company’s Board of Directors on June 4, 2014 and March 31, 2014, respectively.
(3)	Mr. Fitch joined the Company’s Board of Directors on December 9, 2015.
(4)	As discussed below, Ean Seeb and Tripp Keber received stock awards and options on June 4, 2014 intended to compensate them for approximately three years of service on the Company’s Board. The Company did not grant any additional awards in 2015 to Mr. Seeb or Mr. Keber, but did incurred compensation cost of $8,333 and $16,605 related to the amortization of the stock awards and options issued on June 4, 2014.
(5)	The Company incurred compensation expense of $7,573 during the fiscal year 2015 related to the amortization of options received during the year by Mr. Fitch.

Table of Contents	32

On December 9, 2015, in exchange for his service as a Director, the Board approved the issuance to Mr. Terence Fitch, pursuant to the 2015 Employee Incentive Plan, unvested options to purchase 100,000 up to shares of the Company’s common stock at an exercise price of $0.90 per share that will expire ten years from date of issuance and vest monthly over the period of one year, beginning January 1, 2016. All vesting per the above schedule shall cease thirty days from the time the applicable director is dismissed from the Board, fails to win re-election by shareholders, or resigns as a director. The fair market value of the options was calculated using the Black-Scholes options pricing model, assuming approximately 2.23% risk-free interest, 0% dividend yield, 280% volatility, and expected term of 5.25 years.

On that same date, the Company’s Board approved the grant of 100,000 shares to Mr. Fitch. However, pursuant to the 2015 Plan (defined below), the grant would not occur until shareholder approval of the 2015 Plan became effective, which occurred in January 2016 (as described further in the section below entitled “2014 and 2015 Equity Incentive Plans“). As such, this grant will be included as compensation for Mr. Fitch in fiscal year 2016.

On June 6, 2014, each of Ean Seeb and Tripp Keber, received the following pursuant to our 2014 Employee Incentive Plan for their service as a director: (i) a stock award of 250,000 shares of our Common Stock (the “Stock Award”) and (ii) options to purchase up to 750,000 shares of our common stock at $0.10 per share (each an “Option”) which vest as follows:

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

All vesting per the above schedule shall cease thirty days from the time the applicable director is dismissed from the Board, fails to win re-election by shareholders, or resigns as a director. As of December 31, 2015, 250,000 Options held by each of Messrs. Seeb and Keber had vested and were available for exercise. No additional grants were made to Messrs. Keber and Seeb during 2015. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years.

Indemnification of Officers and Directors

Our Amended and Restated Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by applicable law against all liability and loss suffered and expenses (including attorneys" fees) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities. We shall be required to indemnify a director or officer in connection with an action or proceeding commenced by such director or officer only if the commencement of such action or proceeding by the director or officer was authorized in advance by the Board of Directors.

We do not currently maintain director’s and officer’s liability insurance but we may do so in the future.

2014 and 2015 Equity Incentive Plans

2015 and 2014 Equity Incentive Plans. In June 2014, our shareholders approved our 2014 Equity Incentive Plan (“2014 Plan”) and in December 2015, our shareholders approved our 2015 Equity Incentive Plan (“2015 Plan”, and collectively, the “Plans”), such approval becoming effective in January 2016. The Plans are identical, except for number of shares reserved for issuance under each.

Table of Contents	33

The Plans provide for the grant of incentive stock options to our employees and our parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our Plans also provide that the grant of performance stock awards may be paid out in cash as determined by the Committee (as defined herein).

The following table and information below sets forth information as of December 31, 2015 on our Plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2014 Equity Incentive Plan	2,900,000	$0.263	0
2015 Equity Incentive Plan	2,755,000 *	$0.929	1,745,000*
Equity compensation plans not approved by security holders	—	—	—
Total			1,745,000*

*In December 2015, the grant of 540,000 shares of our common stock and 2,755,000 options to purchase shares of our common stock were authorized by the Company under the 2015 Plan. These grants occurred after the Board and shareholders approved the 2015 Plan, but before the shareholder approval was deemed to have become effective under Delaware law (which occurred in January 2016). Under the terms of the 2015 Plan, no shares of common stock may be issued and no options may be exercised until shareholder approval of the 2015 Plan occurs. As such approval had been obtained but was not yet effective as of December 31, 2015, the grant and issuance of the 540,000 shares of our common stock under the 2015 Plan did not occur until January 2016 and are still listed as available for issuance in column “(c)” above.

Summary of the Plans

Authorized Shares. A total of 4,000,000 shares of our common stock are reserved for issuance pursuant to the 2014 Plan. A total of 4,500,000 shares of our common stock are reserved for issuance pursuant to the 2015 Plan. Shares issued under our Plans may be authorized but unissued or reacquired shares of our common stock. Shares subject to stock awards granted under our Plans that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under our Plans. Additionally, shares issued pursuant to stock awards under our Plans that we repurchase or that are forfeited, as well as shares reacquired by us as consideration for the exercise or purchase price of a stock award, will become available for future grant under our Plans.

Administration. Our Board of Directors, or a duly authorized committee thereof (collectively, the “Committee”), has the authority to administer our Plans. Our Board may also delegate to one or more of our officers the authority to designate employees other than Directors and officers to receive specified stock, which, in respect to those awards, said officer or officers shall then have all that the Committee would have.

Table of Contents	34

Subject to the terms of our Plans, the Committee has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares subject to each stock award, the fair market value of a share of our common stock, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under the Plans. The Committee has the power to modify outstanding awards under the Plans, subject to the terms of the Plans and applicable law. Subject to the terms of our Plans, the Committee has the authority to reprice any outstanding option or stock appreciation right, cancel and re-grant any outstanding option or stock appreciation right in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options. Stock options may be granted under the Plans. The exercise price of options granted under our Plans must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed 5 years and the exercise price must equal at least 110% of the fair market value on the grant date. The Committee will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the Committee, as well as other types of consideration permitted by applicable law. No single participant may receive more than 25% of the total options awarded in any single year. Subject to the provisions of our Plans, the Committee determines the other terms of options.

Performance Shares. Performance shares may be granted under our Plans. Performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The Committee will establish organizational or individual performance goals or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance shares to be paid out to participants. After the grant of a performance share, the Committee, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance shares. The Committee, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares or in some combination thereof, per the terms of the agreement approved by the Committee and delivered to the participant. This agreement will state all terms and condition of the agreements.

Restricted Stock. The terms and conditions of any restricted stock awards granted to a participant will be set forth in an award agreement and, subject to the provisions in the Plans, will be determined by the Committee. Under a restricted stock award, we issue shares of our common stock to the recipient of the award, subject to vesting conditions and transfer restrictions that lapse over time or upon achievement of performance conditions. The Committee will determine the vesting schedule and performance objectives, if any, applicable to each restricted stock award. Unless the Committee determines otherwise, the recipient may vote and receive dividends on shares of restricted stock issued under our Plans.

Other Share-Based Awards and Cash Awards. The Committee may make other forms of equity-based awards under our Plans, including, for example, deferred shares, stock bonus awards and dividend equivalent awards. In addition, our Plans authorizes us to make annual and other cash incentive awards based on achieving performance goals that are pre-established by our compensation committee.

Change in Control. If the Company is merged or consolidated with another entity or sells or otherwise disposes of substantially all of its assets to another company while awards or options remain outstanding under the Plans, unless provisions are made in connection with such transaction for the continuance of the Plans and/or the assumption or substitution of such awards or options with new options or stock awards covering the stock of the successor company, or parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices, then all outstanding options and stock awards which have not been continued, assumed or for which a substituted award has not been granted shall, whether or not vested or then exercisable, unless otherwise specified in the relevant agreements, terminate immediately as of the effective date of any such merger, consolidation or sale.

Table of Contents	35

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

Plan Amendment or Termination. Our Board has the authority to amend, suspend, or terminate our Plans, provided that such action does not materially impair the existing rights of any participant without such participant's written consent. The Plans will terminate ten (10) years after the earlier of (i) the date the each Plan is adopted by the Board, or (ii) the date a Plan is approved by the stockholders, except that awards that are granted under the applicable Plan prior to its termination will continue to be administered under the terms of the that Plan until the awards terminate, expire or are exercised.

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

Each of the Company’s outstanding debentures convertible into common stock and warrants to purchase common stock include a provision which prevents the Company from effecting the conversion or exercise of the respective debenture or warrant, to the extent that, as a result of such conversion or exercise, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of the Company's common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion or exercise (collectively, the “4.99% Blocker”).

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of March 4, 2016, and the address for each director and executive officer of the Company is: c/o MassRoots, Inc., 1624 Market Street, Suite 201, Denver, CO 80202. The addresses for the greater than 5% stockholders are set forth in the footnotes to this table.

	Number of Shares Beneficially Owned (1)		Percentage Outstanding (2)
Directors and Officers
Isaac Dietrich	17,703,831	(3)	37.24	%(3)
Stewart Fortier	3,685,976	(4)	7.75	%(4)
Ean Seeb	545,000	(12)	1.14%
Tripp Keber	500,000	(13)	1.05%
Daniel Hunt	467,500	(15)	0.98%
Terence Fitch (17)	141,665	(18)	0.30%
Jesus Quintero	100,000	(19)	0.21%

All directors and executive officers as a group (7 persons)	23,143,972		48.67%

5% Stockholders
Douglas Leighton (5)	10,664,411	(6)	19.00	%(7)
Michael Novielli (8)	7,930,469	(9)	14.38	%(7)
Dutchess Opportunity Fund II, LP (10)	7,180,469	(11)	15.10	%(7)
Hyler Fortier (14)	4,551,670		9.57%
Tyler Knight (16)	3,655,976		7.69%

Table of Contents	36

(1)	The Company believes that each stockholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power and (ii) any shares which the individual has the right to acquire within 60 days after March 4, 2016 through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock.
(2)	Based on 47,538,966 shares of common stock issued and outstanding as of March 4, 2016.
(3)	The 17,703,831 shares of common stock include (i) 17,698,831 shares of common stock; and (ii) 5,000 shares of common stock issuable upon exercise of our $1 warrants. These are aggregated without regard to the 4.99% Blocker and the percentage outstanding calculated without regard to the 4.99% blocker. With regard to the 4.99% Blocker, the amount beneficially owned would be 17,698,831 shares, which would be equal to 37.23% of the Company’s outstanding shares.
(4)	The 3,685,976 shares of common stock include (i) 3,675,976 shares of common stock; and (ii) 10,000 shares of common stock issuable upon exercise of our $1 warrants. These are aggregated without regard to the 4.99% Blocker and the percentage outstanding calculated without regard to the 4.99% blocker. With regard to the 4.99% blocker, the amount beneficially owned would be 3,765,976 shares, which would be equal to 7.73% of the Company’s outstanding shares
(5)	Douglas Leighton resigned from the Company’s Board of Directors as of March 25, 2014. His address is as follows: 50 Commonwealth Ave., Suite 2 Boston, MA 02116.
(6)	The 10,664,411 shares of our common stock, aggregated without regard to the 4.99% Blocker, includes (i) 923,371 shares of our common stock held of record by Mr. Douglas Leighton; (ii) 771,398 shares of our common stock held of record by Bass Point Capital, LLC (of which Mr. Leighton, as Managing Member, has sole voting power and dispositive control); (iii) 1,000,000 shares of our common stock issuable to Bass Point Capital, LLC upon exercise of our $0.001 warrants; (iv) $109,100 in convertible debentures held by Dutchess (which Mr. Leighton and Michael Novelli, as Managing Members, have shared voting power and dispositive control), convertible into 1,091,000 shares of our common stock; (v) 2,963,659 shares of our common stock issuable to Dutchess upon exercise of our $0.001 warrants; (vi) 2,795,500 shares of our common stock issuable to Dutchess upon exercise of our $0.40 warrants; (vii) 330,310 shares of our common stock held by Dutchess; (viii) $50,000 of convertible debentures held by Azure Capital, LLC (of which Mr. Leighton, as Managing Partner, has sole voting power and dispositive control), convertible into 500,000 shares of our common stock; (ix) 250,000 shares of our common stock issuable to Azure Capital, LLC upon exercise of our $0.40 warrants; (x) 14,173 shares held in Trust for Reef Leighton, Mr. Leighton’s son; and (xi) 20,000 shares held in Trust for Ella Leighton, Mr. Leighton’s daughter; (xii) 5,000 shares of our common stock held in a retirement account of Mr. Leighton.
(7)	Each of the convertible debentures and warrants to purchase shares of our common stock held of record and beneficially by Dutchess, Mr. Leighton and Mr. Novelli contain the 4.99% Blocker. Amounts shown in the table, however, are calculated without regard to the 4.99% blocker. As of the date noted above, inclusive of the 4.99% Blocker, Dutchess, Mr. Leighton and Mr. Novelli beneficially own 4.99%, 4.99% and 4.99%, respectively, of our issued and outstanding common stock.
(8)	Michael Novelli’s address is as follows: c/o Dutchess Global LLC, 1110 Rt. 55, Suite 206, LaGrangeville, NY 12540.
Table of Contents	37

(9)	The 7,930,469 shares of our common stock, aggregated without regard to the 4.99% Blocker, includes (i) $109,100 in convertible debentures held by Dutchess (which Mr. Douglas Leighton and Mr. Michael Novelli, as Managing Members, have shared voting power and dispositive control), convertible into 1,091,000 shares of our common stock; (ii) 2,963,659 shares of our common stock held by Dutchess issuable upon exercise of our $0.001 warrants; (iii) (vi) 2,795,500 shares of our common stock issuable to Dutchess upon exercise of our $0.40 warrants; (iv) 330,341 shares of our common stock held by Dutchess; (v) $50,000 in convertible debentures held by Dutchess Global Strategies Fund, LLC (which Mr. Novelli, as Managing Member, has sole voting power and dispositive control), convertible into 500,000 shares of our common stock; and (vi) 250,000 shares of our common stock issuable to Dutchess Global Strategies Fund, LLC upon exercise of our $0.40 warrants.
(10)	Dutchess’ address is as follows: Dutchess Opportunity Fund, II, LP 50 Commonwealth Ave., Suite 2 Boston, MA 02116.
(11)	Each of Mr. Michael Novielli and Mr. Douglas Leighton, as Managing Partners of Dutchess, has voting power and dispositive control over these shares. The 7,180,469 shares of common stock are aggregated without regard to the 4.99% Blocker and include (i) $109,100 in convertible debentures convertible into 1,091,000 shares of our common stock; (ii) 2,963,659 shares of our common stock issuable upon exercise of our $0.001 warrants; and (iii) 2,795,500 shares of our common stock issuable upon exercise of our $0.40 warrants, and (iv) 330,310 shares of our common stock.
(12)	Mr. Seeb’s 545,000 shares of common stock consists of (i) 250,000 shares common stock held by Denver Relief Consulting, which is controlled by Mr. Seeb, (ii) options held by Mr. Seeb to purchase 250,000 shares of our common stock which had vested on March 4, 2016 or were exercisable within 60 days of such date, (iii) 30,000 shares of common stock held by E-3 Events, which Mr. Seeb shares a 1/3 interest in, and (iv) 15,000 shares of common stock issuable upon exercise of our $1 warrants, also held by E-3 Events. These amounts do not include the underlying shares related to options to purchase 500,000 shares of our common stock held by Mr. Seeb which had not yet vested on March 4, 2016, were not exercisable within 60 days of such date, and/or contained performance-based conditions.
(13)	Mr. Keber’s 500,000 shares of common stock consists of (i) 250,000 shares common stock held by Dixie Holdings LLC, which is controlled by Mr. Keber, and (ii) options held by Mr. Keber to purchase 250,000 shares of our common stock which had vested on March 4, 2016 or were exercisable within 60 days of such date. These amounts do not include the underlying shares related to options to purchase 500,000 shares of our common stock held by Mr. Keber which had not yet vested on March 4, 2016, were not exercisable within 60 days of such date, and/or contained performance-based conditions.
(14)	Ms. Fortier is the Company’s Director of Branding, a non-executive position for the purposes of Item 401 of Regulation S-K, and, until June 2015, was the Company’s Chief Operations Officer. Her address is: c/o MassRoots, Inc., 1624 Market Street, Suite 201, Denver, CO 80202
(15)	Mr. Hunt’s 467,500 shares of common stock consists of (i) 330,000 shares of common stock; (ii) 37,500 shares of common stock issuable upon exercise of our $0.40 warrants; and (iii) options to purchase 100,000 shares of our common stock which had vested on March 4, 2016 or were exercisable within 60 days of such date. These amounts do not include the unvested grants of 100,000 shares of restricted stock and the underlying shares related to options to purchase 800,000 shares of our common stock held by Mr. Hunt which had not yet vested on March 4, 2016, were not exercisable within 60 days of such date, and/or contained performance-based condition
(16)	Mr. Knight is the Company’s Senior Content Strategist, a non-executive position for the purposes of Item 401 of Regulation S-K, and, until December 2015, was the Company’s Director and Chief Marketing Officer. His address is: c/o MassRoots, Inc., 1624 Market Street, Suite 201, Denver, CO 80202.
(17)	Mr. Fitch joined the Company’s Board of Directors on December 9, 2015.
(18)	Mr. Fitch’s 141,665 shares of common stock consists of (i) 100,000 shares common stock held by Mr. Fitch and (ii) options held by Mr. Fitch to purchase 41,665 shares of our common stock which had vested on March 4, 2016 or were exercisable within 60 days of such date. These amounts do not include the underlying shares related to options to purchase 58,335 shares of our common stock held by Mr. Fitch which had not yet vested on March 4, 2016, were not exercisable within 60 days of such date, and/or contained performance-based conditions.
Table of Contents	38

(19)	These amounts do not include the underlying shares related to options to purchase 100,000 shares of our common stock held by Mr. Quintero which had not yet vested on March 4, 2016, were not exercisable within 60 days of such date, and/or contained performance-based condition

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described herein, none of the following parties (each a “Related Party”) has, in our fiscal years ended December 31, 2015 and 2014, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us (except those described in Item 11, above):

•	any of our directors or officers;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
•	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

On March 24, 2014, as part of Agreement and Plan of Reorganization, each of the Company’s shareholders surrendered their shares of the Company’s common stock in exchange for the pro-rata distribution of 36,000,000 newly issued shares of Company’s common stock, based on the percentage of the total shares of common stock held by the shareholder immediately prior to the exchange (the “Exchange”). Each of the below transactions reference such share amounts before and after such Exchange, where applicable.

On April 26, 2013, the Company approved the issuance of 15.25 shares of common stock (4,569,970 shares post-Exchange) to Isaac Dietrich, our Chief Executive Officer and Chairman, to repay $17,053 short term borrowing related to Mr. Dietrich’s payment of general Company expenses during the Company’s first months since inception and to compensate him for his services. Service expense of $112,505 was recognized due to the fair value of the shares in excess of the value of the short term borrowing. These shares were recorded as common stock to be issued and subsequently issued on the closing date of January 1, 2014.

On April 26, 2013, the Company approved the issuance of 3.75 shares of common stock (1,142,493 shares post-Exchange) to Hyler Fortier, our former Chief Operations Officer, in exchange for her services. The market value of the issued shares is $31,870 and is approximated to be the fair market value of the services received. These shares were recorded as Common Stock to be issued and subsequently issued on the Original Offering’s closing date of January 1, 2014.

On April 26, 2013, the Company approved the issuance of 3.00 shares of common stock (913,994 shares post-Exchange) to Stewart Fortier, our Chief Technology Officer, in exchange for his services. The market value of the issued shares is $25,496 and is approximated to be the fair market value of the services received. These shares were recorded as Common Stock to be issued and subsequently issued on the Original Offering’s closing date of January 1, 2014.

On April 26, 2013, the Company approved the issuance of 3.00 shares of common stock (913,994 shares post-Exchange) to Tyler Knight, our then Chief Marketing Officer, in exchange for his services. The market value of the issued shares is $25,496 and is approximated to be the fair market value of the services received. These shares were recorded as Common Stock to be issued and subsequently issued on the Original Offering’s closing date of January 1, 2014.

Table of Contents	39

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

On October 7, 2013, the Company entered into an agreement to issue as compensation for services provided a total of 2.94 Series A Preferred shares (895,715 common shares post-Exchange) with a market value of $24,998 to Douglas Leighton, the Company’s former director, for financial consulting services. The market value of the shares approximated the fair market value of services received. These shares were recorded as Series A Preferred Stock to be issued and subsequently issued on the Original Offering’s closing date of January 1, 2014 and exchanged for 895,715 common shares post-Exchange.

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

On October 28, 2014, each of Isaac Dietrich and Stewart Fortier, our Chief Executive Officer and Chief Technology Officer, respectively, each participated in the Company’s private offering that took place beginning September 15, 2014 and continued until March 11, 2015, whereby Mr. Dietrich purchased $5,000 of the Company’s securities consisting of 10,000 shares of the Company’s common stock and warrants to purchase 5,000 shares at $1 per share, while Mr. Fortier purchased $10,000 of the Company’s securities consisting of 20,000 shares of the Company’s common stock and warrants to purchase 5,000 shares at $1 per share. On March 11, 2015, E3 Events, LLC, which is controlled by our Director, Ean Seeb, purchased $15,000 of the Company’s securities consisting of 30,000 shares of the Company’s common stock and warrants to purchase 15,000 shares at $1 per share. On March 10, 2015, Michael and Shelly Seeb, Mr. Seeb’s parents, as well as JEAP Partners, owned by Mr. Seeb’s father in law, participated in the Company’s private offering, purchasing $5,000 and $20,000 of the Company’s securities respectively. Each of these purchases were made on the same terms as other, non-affiliated investors.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Our Board considers a director to be independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the NASDAQ Stock Market and the rules and regulations of the SEC. Under this standard, Messrs. Dietrich, and Fortier, along with our former director, Mr. Knight, would not be considered “independent” under such standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's Board of Directors approved formation of an Audit Committee on in December 2016 which is comprised of three members of the Board of Directors.

Table of Contents	40

As disclosed in our Form 8-K filed on January 21, 2016, pursuant to the recommendation of our Audit Committee, we dismissed N.K.A. L&L CPAs, PA (formerly known as Bongiovanni & Associates, PA), (“L&L”) as our independent accountant on January 15, 2016, and engaged Liggett, Vogt & Webb P.A. (“Liggett Webb”) to serve as our new independent accountant. The following table sets forth the aggregate fees billed to us by L&L for the fiscal year ended December 31, 2014 and a portion of the fiscal year ended December 31, 2015, and by Liggett Webb for a portion of the fiscal year ended December 31, 2015:

	L&L		Liggett Webb
	2014	2015	2015
Audit Fees	$31,300	$26,500	$47,558
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
Other Fees	3,000	3,000	—
Totals	$34,300	$29,500	$47,558

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and fees associated with reviewing our quarterly filings.

Other fees represent the fees associated with reviewing our Registration Statements on Form S-1..

The audit committee of the Company approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

Table of Contents	41

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Report of Independent Registered Public Accounting Firm
Audited Balance Sheets as of December 31, 2014 and December 31, 2015
Audited Statements of Operations for the Year Ended December 31, 2014 and 2015
Audited Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2014, and 2015
Audited Statements of Cash Flows for the Year Ended December 31, 2014 and 2015
Notes to Audited Financial Statements

(b) Exhibit Index

No.	Description
2.1	Plan of Reorganization, dated March 18, 2014. (incorporated by reference to Exhibit 2.1 filed together with the Company’s Registration Statement on Form S-1 on June 13, 2014.)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed together with the Company’s Registration Statement on Form S-1 on June 13, 2014.)
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 filed together with the Company’s Registration Statement on Form S-1 on June 13, 2014)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 filed together with the Company’s Registration Statement on Form S-1 on June 13, 2014.)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed together with the Company’s Registration Statement on Form S-1 on June 13, 2014.)
10.1	Amended Employment Agreement by and between the Company and Isaac Dietrich (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 31, 2015)
10.2	Amended Employment Agreement between the Company and Daniel Hunt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2015)
10.3	Employment Agreement by and between the Company and Stewart Fortier, dated April 1, 2014 (incorporated by reference to Exhibit 10.3 filed together with the Company’s Registration Statement on Form S-1 on June 13, 2014.)
10.4	Lease by and between the Company and RVOF Market Center LLC (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2015)
10.5	First Amendment to Lease by and between the Company and RVOF Market Center LLC, dated 12/11/2015+
10.6	Subscription Agreement dated May 26, 2015, between MassRoots and Flowhub (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed on May 28, 2015)
10.7	2014 Stock Incentive Plan and forms of stock option agreement and stock award agreement thereunder (incorporated by reference to Exhibit 10.12 filed together with the Company’s Registration Statement on Form S-1 on June 13, 2014)
10.8	Consulting Agreement, dated May 1, 2015, by and between Jesus Quintero and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2015)
10.9	Consulting Agreement between MassRoots and Demeter Capital, dated June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 22, 2015)
10.10	Investment Banking Agreement between Chardan and the Company, dated September 24, 2015 (incorporated by reference to Exhibit 10.16 filed together with the Company’s Amendment No. 1 to its Registration Statement on Form S-1 on October 7, 2015)
10.11	Employment Agreement between the Company and Jesus Quintero (incorporated by reference to Exhibit 10.22 filed together with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 on October 7, 2015)
10.12	2015 Stock Incentive Plan and forms of stock option agreement and stock award agreement thereunder+

Table of Contents	42

10.13	Form of Security Agreement Related to Convertible Debentures from the March 2014 Offering (incorporated by reference to Exhibit 10.9 filed together with the Company’s Registration Statement on Form S-1 on June 13, 2014)
10.14	Form of Subscription Agreement from the March 2014 Offering (incorporated by reference to Exhibit 10.10 filed together with the Company’s Registration Statement on Form S-1 on June 13, 2014.)
10.15	Form of Warrant issued for consulting services from March 2014 Offering at $0.40 per share (incorporated by reference to Exhibit 4.5 filed together with the Company’s Registration Statement on Form S-1 on June 13, 2014)
10.16	Form of Warrant issued for consulting services from March 2014 Offering at $0.001 per share (incorporated by reference to Exhibit 4.6 filed together with the Company’s Registration Statement on Form S-1 on June 13, 2014)
10.17	Form of Warrant issued together with Convertible Debentures from March 2014 Offering at $0.40 per share (incorporated by reference to Exhibit 4.4 filed together with the Company’s Registration Statement on Form S-1 on June 13, 2014)
10.18	Form of Convertible Debenture Agreement Issued in March 2014 Offering (incorporated by reference to Exhibit 4.4 filed together with the Company’s Registration Statement on Form S-1 on June 13, 2014)
10.19	Form of Debenture Registration Rights Agreement related to March 2014 Offering (incorporated by reference to Exhibit 10.11 filed together with the Company’s Registration Statement on Form S-1 on June 13, 2014)
10.20	Form of Warrant issued with Subscription Agreement from March 2014 Offering at $0.40 per share (incorporated by reference to Exhibit 4.2 filed together with the Company’s Registration Statement on Form S-1 on June 13, 2014)
10.21	Form of Subscription Agreement from September 15, 2014 to March 11, 2015 Private Placement+
10.22	Form of Warrant issued with Subscription Agreement in September 15, 2014 to March 11, 2015 Private Placement at $1.00 per share+
10.23	Form of Subscription Agreement from April 1, 2015 through April 17, 2015 Private Placement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2015)
10.24	Form of Subscription Agreement from June 10, 2015 through July 13, 2015 Private Placement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2015)
10.25	Form of Warrant Utilized by Service Providers+
10.26	Form of Subscription Agreement for the Registered Offering Occurring in November 2015 (incorporated by reference to Exhibit 4.2 filed together with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 on October 7, 2015)
10.27	Form of Warrant for the Registered Offering Occurring in November 2015(incorporated by reference to Exhibit 4.3 filed together with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 on October 7, 2015)
10.28	Form of Note in March 2016 Note Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 18, 2016)
10.29	Form of Warrant in March 2016 Note Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 18, 2016)
10.30	Form of Security Agreement in March 2016 Note Offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 18, 2016)
10.31	Form of Securities Purchase Agreement utilized in March 2016 Note Offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2016)
14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2015)
16.1	Letter of L&L CPAS, PA dated January 29, 2016 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed on February 1, 2016)
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act+
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act+
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act+
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act+
99.1	Charter of the Audit Committee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 14, 2015)

Table of Contents	43

99.2	Charter of the Compensation Committee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 14, 2015)
99.3	Charter of the Nominating/Corporate Governance Committee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 14, 2015)
101	XBRL Instance Documents+

Table of Contents	44

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 30, 2016	By:	/s/ Isaac Dietrich Isaac Dietrich Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Isaac Dietrich	Principal Executive Officer and Chairman of the Board of Directors	March 30, 2016
Isaac Dietrich

/s/ Tripp Keber	Director	March 30, 2016
Tripp Keber

/s/ Terence Fitch	Director	March 30, 2016
Terence Fitch

/s/ Stewart Fortier	Director, Chief Technology Officer	March 30, 2016
Stewart Fortier

/s/ Ean Seeb	Director	March 30, 2016
Ean Seeb

/s/ Jesus Quintero	Chief Financial Officer and Chief Accounting Officer	March 30, 2016
Jesus Quintero

Table of Contents	45

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Massroots, Inc.

We have audited the accompanying balance sheet of Massroots, Inc. (“the Company”) as of December 31, 2015 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Massroots, Inc as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations since its inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.
Liggett & Webb, P.A.

March 30, 2016

New York, New York

Table of Contents	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Massroots, Inc.

We have audited the accompanying balance sheet of Massroots, Inc. (the “Company”) as of December 31, 2014, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations, changes in stockholders’ equity and cash flows for the period for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, PA
Bongiovanni & Associates, PA
N.K.A. L&L CPAS, PA
Certified Public Accountants
Plantation, Florida
The United States of America
March 31, 2015

Table of Contents	47

MASSROOTS, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014

	2015	2014

ASSETS

CURRENT ASSETS
Cash	$386,316	$141,928
Other receivables	39,500	11,201
Prepaid expense	12,938	130,797
Total Current assets	438,754	283,926

Property and equipment - net	73,023	14,162

OTHER ASSETS
Investment in Flowhub	175,000	0
Deposits	33,502	68,441
Total Other Assets	208,502	68,441

TOTAL ASSETS	720,279	366,529

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	110,087	25,842
Accrued expenses	84,355	25,695
Derivative liabilities	0	1,099,707
Total Current liabilities	194,442	1,151,244

LONG-TERM LIABILITY
Convertible debentures, net of $0 and $107,016 discount, respectively	209,100	162,084
Total Liabilities	403,542	1,313,328

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares authorized; 46,939,966 and 38,909,000 shares issued and outstanding	46,940	38,909
Common stock to be issued, 624,000 and 1,048,000 shares, respectively	5,574	1,048
Additional paid in capital	12,096,744	2,372,867
Accumulated deficit	(11,832,521)	(3,359,623)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	316,737	(946,799)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$720,279	$366,529

The accompanying notes are an integral part of these financial statements.

Table of Contents	48

 MASSROOTS, INC.

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

REVENUES	$213,963	$9,030

OPERTING EXPENSES
Advertising	717,773	180,776
Cost of revenues	57,611	690
Payroll and related expense	1,381,071	262,653
Common stock issued for services	1,219,904	30,658
Options issued for services	1,273,393	59,473
Warrants issued for services	229,365	555,598
Other general and administrative expenses	1,459,946	526,405
Total Operating expenses	6,339,063	1,616,253

(LOSS) FROM OPERATIONS	(6,125,100)	(1,607,223)

OTHER (EXPENSE)
Change in derivative liabilities	(2,236,401)	(753,240)
Interest expense	(4,381)	(8,316)
Amortization of discount on notes payable	(107,016)	(67,363)
Total Other (Expense)	(2,347,798)	(828,919)

(LOSS) BEFORE INCOME TAXES	(8,472,898)	(2,436,142)

PROVISION FOR INCOME TAXES	0	0

NET (LOSS)	$(8,472,898)	$(2,436,142)

Basic and fully diluted net (loss) per common share:	$(0.19)	$(0.17)

Weighted average common shares outstanding	43,834,157	14,375,222

The accompanying notes are an integral part of these financial statements.

Table of Contents	49

 MASSROOTS, INC.

STATEMENT OF CASHFLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(8,472,898)	$(2,436,142)
Adjustments to reconcile net (loss ) to net cash (used in )
operating activities:
Amortization of discounts on notes payable	107,016	67,363
Depreciation	10,174	1,799
Common stock issued for services	1,219,904	30,658
Options issued for services	1,273,393	59,473
Warrants issued for services	229,365	555,598
Change in derivative liabilities	2,236,401	753,240
Inputed Interest expense	4,381	8,316
Changes in operating assets and liabilities
Other receivables	(28,299)	(11,201)
Prepaid expense	209,370	—
Deposit	(30,953)	(2,550)
Accounts payable and other liabilities	112,906	50,490
Net Cash (Used in) Operating Activities	(3,129,240)	(922,956)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for equipment	(69,035)	(14,667)
Investment in Flowhub	(175,000)	—
Net Cash (Used in) Investing Activities	(244,035)	(14,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible debentures for cash	—	269,100
Issuance of common stock for cash, net of offering costs	3,075,577	729,900
Proceeds from exercise of options and warrants	542,086	72
Net Cash Provided by Financing Activities	3,617,663	999,072

NET INCREASE IN CASH	244,388	61,449

CASH AT BEGINNING OF PERIOD	141,928	80,479

CASH AT END OF YEAR	$386,316	$141,928

NON-CASH FINANCING ACTIVITIES
Common stock issued upon conversion of debentures	$60,000	$0
Reclassification of derivative liabilities to equity	$3,336,109	$0
Common stock issued for services	$0	$54,342
Options issued for services	$0	$142,345
Preferred stock dividend	$0	$4,538
Inputed interest - apic	$4,381	$8,316

The accompanying notes are an integral part of these financial statements.

Table of Contents	50

MASSROOTS, INC.

STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	Common Stock		Common Stock to be Issued		Additional Paid	Accumulated	Total Stockholders'
Balance as of December 31, 2013			13,889,677	13,890	985,960	(919,123)	$80,727
Accrued dividend on preferred stock						(4,358)	(4,358)
Conversion of dividend into common stock	156,293	$156			4,202		4,358
Exercise of options	21,954,030	$21,954			(21,882)		72
Intrinsic value of beneficial conversion feature					87,189		87,189
Common stock issued for cash	2,059,000	$2,059	1,048,000	1,048	467,515		470,622
Common stock issued for services	850,000	$850			84,150		85,000
Issuance of common stock	13,889,677	$13,890	(13,889,677)	(13,890)			0
Options issued for services					201,818		201,818
Warrants issued for services					555,598		555,598
Imputed interest					8,316		8,316
Net loss for 12 months ended December 31, 2014						(2,436,142)	($2,436,142)
Balance as of December 31, 2014	38,909,000	$38,909	1,048,000	$1,048	$2,372,867	($3,359,623)	($946,799)
Common stock issued	1,048,000	$1,048	(1,048,000)	($1,048)			0
Common stock cancelled in consideration for warrants	(1,000,000)	($1,000)			$1,000		0
Common stock issued for cash	3,966,509	$3,967	34,000	$34	$3,071,576		3,075,577
Common stock issued upon exercise of warrants for cash	2,426,341	$2,426	—		$534,660		537,086
Common shares issued upon cashless exercise of warrants	41,995	$42			($42)		0
Common stock issued for services	948,120	$948	540,000	$540	$1,218,416		1,219,904
Stock based commensation related to stock options					$1,273,393		1,273,393
Common stock to be issued from exercise of options			50,000	$5,000			5,000

The accompanying notes are an integral part of these financial statements.

Table of Contents	51

	Common Stock		Common Stock to be Issued		Additional Paid	Accumulated	Total Stockholders'
Fair value of warrants issued for services					$229,365		229,365
Common stock issued upon conversion of debentures	600,000	$600			$59,400		60,000
Reclassification of derivative liabilities to equity					$3,336,109		3,336,109
Net loss for 12 months ended December 31, 2015						($8,472,898)	($8,472,898)
Balance as of December 31, 2015	46,939,965	$46,940	624,000	$5,574	$12,096,744	($11,832,521)	$316,737

The accompanying notes are an integral part of these financial statements.

Table of Contents	52

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MassRoots, Inc. (the “Company”) is a technology platform for the cannabis industry focused on enabling users to share their cannabis content, follow their favorite dispensaries, and stay connected with the legalization movement. The Company was incorporated in the State of Delaware on April 26, 2013.

During 2015, the Company increased its userbase from approximately 200,000 to 720,000 users, In August 2015, the Company began monetizing its platform through advertising sales to dispensaries and cannabis brands. Its secondary source of income is merchandise sales which primarily includes MassRoot’s t-shirts, jars and stickers.

Basis of Presentation

The financial statements include the accounts of MassRoots, Inc. under the accrual basis of accounting.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include revenue recognition, fair value of the Company’s stock, stock-based compensation, fair values relating to warrant and other derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of December 31, 2015 and 2014, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not required

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Table of Contents	53

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

Revenue Recognition

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

Cost of Revenue

The Company’s main cost of revenue originates from its merchandise store, where often times the Company realizes low profit margins and is not the main focus of the Company.

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

Convertible Debentures

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Table of Contents	54

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.

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

Advertising, Marketing and Public Relations

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. Such costs were $717,733 and $180,776 for the years ended December 31, 2015 and 2014, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0 and $0 for the years ended December 31, 2015 and 2014, respectively.

Table of Contents	55

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

Net Income (loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

The computation of basic and diluted loss per share as of December 31, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	2015	2014
Common stock issuable upon conversion of convertible debentures	2,091,000	2,691,000
Options to purchase common stock	5,425,000	2,050,000
Warrants to purchase common stock	9,018,609	9,324,000
Totals	16,534,609	13,975,000

Cost Method Investment

During the year ended December 31, 2015, the Company made and investment in a private company, Flowhub, and has accounted for this investment under the cost method.

Reclassification

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

Table of Contents	56

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers" (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 GOING CONCERN AND UNCERTAINTY

The Company has suffered losses from operations since inception. In addition, the Company has yet to generate an significant cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern for a reasonable period of time.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new and potentially current investors to alleviate the Company’s working deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to translate its user base into sales. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Table of Contents	57

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

NOTE 3 PROPERTY AND EQUIPMENT

Fixed assets were comprised of the following as of December 31, 2015 and 2014:

	2015	2014
Computers	$58,121	$12,134
Office equipment	27,083	4,055
Total	85,224	16,189
Less: Accumulated depreciation	12,201	2,027
Property and equipment, net	$73,023	$14,162

Depreciation expense for the years ended December 31, 2015 and 2014 were $10,174 and $1,799, respectively.

NOTE 4 CONVERTIBLE DEBENTURES

On March 24, 2014, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures is $269,100 and originally matured on March 24, 2016 with a zero percent interest rate. The debentures are convertible into shares of the Company’s common stock at $0.10 per share. Subsequent to the close of the year, the debentures were amended to extend the maturity date to March 24, 2018.

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

During the years ended December 31, 2015 and 2014, the Company recorded amortization expense related to debt discount of $107,016 and 67,363, respectively. As of December 31, 2015, the aggregate carrying value of the debentures was $209,100 net of debt discounts of $0, while as of December 31, 2014, the aggregate carrying value of the debentures was $162,084 net of debt discounts of $107,016.

The Company’s convertible debentures is summarized as follows:

	2015	2014
Principal balance	$209,100	$269,100
Accumulated amortization	(-)	(107,016)
Convertible debentures, net	$209,100	$162,084

NOTE 5 DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

The Company identified conversion features embedded within convertible debt and warrants outstanding for the year ending December 31, 2015. The Company has determined that the features associated with the embedded conversion option and exercise prices, in the form a ratchet provisions, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

Table of Contents	58

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

During the third quarter of 2015, the Company and the convertible debt note and warrant holders agreed to amend terms of the agreements to remove the ratchet provisions. Accordingly, the Company reclassified the derivative liability to equity classification resulting in an increase to additional paid in capital by $3,336,109.

During the fourth quarter of 2015, the Company and the holders of warrants previously issued as part of our offering from September 2014 to March 2015 with an exercise price of $1.00 per share and all other warrants agreed to amend the warrants to remove the ratchet provision in exchange for a warrant for an additional 20% of their original warrant shares at $1.06 per share. This reduced the Company’s derivative liability by $1,155,199 and increased additional paid in capital by $761,426.

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed are that of volatility and market price of the underlying common stock of the Company.

As of December 31, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

Table of Contents	59

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

The derivative liability as of December 31, 2014, in the amount of $1,099,708 has a level 3 classification. At December 31, 2015, the Company did not have any level 3 classifications.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of two years ended December 31, 2015:

Balance, December 31, 2013	$—
Transfers in of Level 3	346,467
Mark-to-market – loss on change in fair value of derivative liability - 2014	753,241
Balance, December 31, 2014	$1,099,708
Mark-to-market – loss on change in fair value of derivative liability -2015	2,236,401
Transfers out of Level 3	(3,336,109)
Balance, December 31, 2015	$—

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s consolidated balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in higher fair value measurement. A 10% change in pricing inputs and changes in volatilities and correlation factors would not result in a material change in our Level 3 fair value.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during the two years ended December 31, 2015:

	Commitment Date	Premeasurement Dates
Expected dividends	0%	0%
Expected volatility	150%	75% - 150%
Expected term	3-5 years	1.83 – 4.70 years
Risk free interest rate	0.75% - 1.1%	0.89% - 1.37%

NOTE 6 CAPITAL STOCK

The following is a summary of the capital stock transactions incurred during the years ended December 31, 2015 and 2014:

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

Table of Contents	60

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

On March 18, 2014, immediately prior to the Exchange, the Company converted $4,358 accrued dividends from Series A preferred shares into 0.513 shares of common stock, which was exchanged for 156,293 shares of common stock during the Exchange.

On March 24, 2014, the Company issued 2,059,000 shares of common stock in exchange for $205,900 cash.

On June 4, 2014, the Company issued 250,000 shares of common stock to Vincent “Tripp” Keber valued at $0.10 per share in exchange for his services on the Company’s Board of Directors for three years under the 2014 Equity Incentive Plan (“2014 Plan”). These shares had a fair market value of $25,000, of which $8,220 was amortized for the 12 months ended December 31, 2015.

On June 4, 2014, the Company issued 250,000 shares of common stock under the 2014 Plan to Ean Seeb valued at $0.10 per share in exchange for his services on the Company’s Board of Directors for three years. These shares had a fair market value of $25,000, of which $8,220 was amortized for the 12 months ended December 31, 2015.

On June 4, 2014, the Company issued 250,000 shares of common stock under the 2014 Plan to Sebastian Stant valued at $0.10 per share in exchange for his services as the Company’s Lead Web Developer for one year. These shares had a fair market value of $25,000, of which $21,232 was amortized for the 12 months ended December 31, 2015.

On May 1, 2014, the Company issued 100,000 shares of common stock under the 2014 Plan to Jesus Quintero valued at $0.10 per share in exchange for his services as the Company’s Chief Financial Officer for one year. These shares had a fair market value of $10,000, of which $6,630 was amortized for the 12 months ended December 31, 2015.

From September 15, 2014 to March 11, 2015, we completed an offering of $861,000 of our securities to certain accredited and non-accredited investors consisting of 1,722,000 shares of our common stock at $0.50 per share. As of December 31, 2015, 1,732,000 shares of common stock had been issued, of which 10,000 shares were improperly issued and were booked as shares to be rescinded.

In April 2015, MassRoots, Inc. issued 960,337 shares of the Company’s common stock to certain accredited and unaccredited investors, pursuant to which, the Company received gross proceeds of $576,200. The Company terminated this offering as of April 17, 2015. The Company compensated Chardan Capital Markets, LLC $20,000 cash and 262,560 shares of common stock as commission for this placement.

On April 28, 2015, the Company entered into a consulting agreement with Torrey Hills Capital. Under the terms of the agreement, Torrey Hills Capital was issued 75,000 shares of common stock for setting-up non-deal roadshows for the Company.

On May 12, 2015, the Company entered into a consulting agreement with Caro Capital. Under the terms of the agreement, Caro was issued 200,000 shares of common stock for setting-up non-deal roadshows for the Company for a period of one year.

On June 15, 2015, the Company entered into a consulting agreement with Demeter Capital. Under the terms of the agreement, Demeter Capital was issued 100,000 shares of common stock for consulting services.

From June to July 2015, MassRoots issued 1,540,672 shares of unregistered common stock to certain accredited investors for gross proceeds of $1,140,502. In connection with this offering, Chardan Capital received $27,200 in cash and 80,560 shares of the Company’s common stock as commission for this placement.

Table of Contents	61

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

On November 9, 2015, MassRoots sold 815,500 shares of common stock, with warrants to purchase 407,475 shares of common stock, in a registered offering to certain unaccredited and accredited investors for gross proceeds of $1,019,375 to the Company. MassRoots did not utilize a placement agent in this transaction. As of December 31, 2015, 781,500 shares had been issued and 34,000 shares were recorded as to be issued.

During the year ended December 31, 2015, the Company issued 1,340,000 shares of common stock for the exercise of $0.40 warrants; 1,086,341 shares of common stock for the exercise of $0.001 warrants; and 41,995 shares of common stock for the cashless exercise of $1.00 warrants.

During the year ended December 31, 2015, the Company issued 230,000 shares to 6 employees and consultants under the Company’s 2014 Employee Stock Option Program. During the same time period, the Company granted 540,000 shares to 10 employees and consultants under the Company’s 2015 Employee Stock Option Program. As of December 31, 2015, none of the share issuances under the Company’s 2015 Employee Stock Option Program had been made and 540,000 shares were recorded as to be issued.

In October 2015, the holder of 50,000 options at $0.10 per share exercised their right to purchase for $5,000. These shares were recorded as to be issued as of December 31, 2015.

The Company is currently authorized to issue 21 Series A preferred shares at $1.00 par value per share with 1:1 conversion and voting rights. As of December 31, 2015, there were no shares of Series A preferred shares issued and outstanding.

The Company is currently authorized to issue 200,000,000 shares of its common stock at $0.001 par value per share. As of December 31, 2015 and 2014, there were 46,939,965 and 38,909,000 shares of common stock issued and outstanding and 624,000 and 1,048,000 shares of common stock to be issued, respectively.

NOTE 7 STOCK WARRANTS

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

Table of Contents	62

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

From September 2014 to March 31, 2015, in connection to the sale of 1,722,000 shares of common stock, the Company granted to the same investors three−year warrants to purchase an aggregate of 861,000 shares of the Company’s common stock at $1.00 per share. The warrants may be exercised any time after the issuance through and including the third (3rd) anniversary of its original issuance. The warrants have a fair market value of $168,358. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 3 years. See Note 4 for further discussion.

On February 27, 2015, the Company issued warrants for a nominal amount to purchase 100,000 shares of common stock at $0.50 per share to certain service providers, valued at $43,704.

On April 8, 2015, the Company issued warrants to purchase 50,000 shares of common stock at $0.60 per share to certain service providers, valued at $51,378.

In July 2015, a shareholder retired 1,000,000 shares of registered common stock in exchange for 1,000,000 warrants exercisable at $0.001 per share for a period of three (3) years.

On July 30, 2015, the Company issued warrants to purchase 175,000 shares of common stock at $0.90 per share to certain service providers, valued at $100,340

On November 9, 2015, in connection to the sale of 815,500 shares of our common stock, the Company granted to the same investors three−year warrants to purchase an aggregate of 407,475 shares of the Company’s common stock at $3.00 per share. The warrants may be exercised any time after the issuance through and including the third (3rd) anniversary of its original issuance.

In December 2015, MassRoots issued 146,200 three year warrants with an exercise price of $1.06 to our holders of outstanding warrants issued in conjunction with our September 15, 2014 to March 11, 2015 offering. These warrants were issued in exchange for the holder agreeing to waive certain provisions providing price protection of the warrant received in the September 15, 2014 to March 11, 2015 offering.

During the year ended December 31, 2015, warrants to purchase 1,340,000 shares of common stock at $0.40 per share were exercised for gross proceeds to the Company of $536,000. Over the same time period, warrants to purchase 1,086,341 shares of common stock at $0.001 per share were exercised for gross proceeds to the Company of $1,086. In October 2015, a shareholder exercised 100,000 warrants to purchase shares of common stock at $1 per share through the warrant’s cashless provision pursuant to which he was issued 41,995 shares of common stock at $1.00 per share for no gross proceeds to the Company.

Table of Contents	63

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

Stock warrants outstanding and exercisable on December 31, 2015 are as follows:

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.001	3,963,659	1.6	3,963,659
0.40	3,415,275	1.3	3,415,275
0.50	100,000	4.2	100,000
0.60	50,000	4.4	50,000
0.90	175,000	4.6	175,000
1.00	761,000	2.0	761,000
1.06	146,200	3.0	146,200
3.00	407,475	2.8	407,475
	9,018,609	1.70	9,018,609

A summary of the warrant activity for the years ended December 31, 2015 and 2014 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2014	0	$—	—
Grants	9,324,000	$0.26	5.0
Exercised	—	—	—
Canceled	—	—	—
Outstanding at December 31, 2014	9,324,000	$0.26	4.26
Grants	2,220,950	0.11	5.0
Exercised	(2,526,341)	0.25	1.3
Canceled	—	—	—
Outstanding at December 31, 2015	9,018,609	$0.42	2.26

Exercisable at December 31, 2015	9,018,609	$0.42	2.26

The aggregate intrinsic value outstanding stock warrants was $6,857,509 the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $1.10 as of December 31, 2015, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

NOTE 8 EMPLOYEE EQUITY INCENTIVE PLANS

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

Table of Contents	64

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

On June 4, 2014, the Company granted options to purchase 750,000 shares at $0.10 per share to Vincent “Tripp” Keber for his services on the Company’s Board of Directors for 3 years. Under the terms of the grant, 250,000 shares shall begin vesting on October 1, 2014 such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall begin vesting the later of: October 1, 2015 or the Company reaching 830,000 users such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall vest immediately upon the later of: October 1, 2016 or the Company reaching 1,080,000 users. These options were issued in exchange for his services on the Company’s Board of Directors for 3 years. The options may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The options have a fair market value of $73,836. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. As of December 31, 2015 the unamortized balance was $35,064.

On June 4, 2014, the Company granted options to purchase 750,000 shares at $0.10 per share to Ean Seeb for his services on the Company’s Board of Directors for 3 years. Under the terms of the grant, 250,000 shares shall begin vesting on October 1, 2014 such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall begin vesting the later of: October 1, 2015 or the Company reaching 830,000 users such that 20,833 shares shall vest on the first of every month except for every three months, when 20,834 shares shall vest. An additional 250,000 shares shall vest immediately upon the later of: October 1, 2016 or the Company reaching 1,080,000 users. These options were issued in exchange for his services on the Company’s Board of Directors for 3 years. The options may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The options have a fair market value of $73,836. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. As of December 31, 2015 the unamortized balance was $35,064.

On June 4, 2014, the Company granted options to purchase 550,000 shares at $0.10 per share to Sebastian Stant for his services as the Company’s Lead Web Developer for 1 year. Under the terms of the grant, 250,000 shares shall vest immediately upon the Company reaching 250,000 users. An additional 150,000 shares shall vest immediately upon the Company reaching 500,000 users. An additional 150,000 shares shall vest immediately upon the Company reaching 750,000 users. The options were issued in exchange for his services as the Company’s Lead Web Developer for 1 year. The options may be exercised any time after the issuance through and including the tenth (10th) anniversary of its original issuance. The options have a fair market value of $54,146. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years. As of December 31, 2015 the balance was $0.

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

On April 8, 2015, the Company granted options to purchase 105,000 shares at $0.60 per share to 3 employees and consultants of the Company, with most vesting monthly over the course of one year. The fair market value of the options are $114,143.

Table of Contents	65

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

In December 2015, our shareholders approved our 2015 Equity Incentive Plan (“2015 Plan”), which provides for the grant of incentive stock options to our employees and our parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. A total of 4.5 million shares of common stock are reserved for issuance under our 2015 Plan.

On December 10, 2015, the Company granted options to purchase 1,955,000 shares at $0.90 per share to 28 employees and consultants of the Company under the 2015 Plan, with most vesting monthly over the course of one year. The fair market value of the options is $1,759,500.

On December 14, 2015, the Company granted options to purchase 800,000 shares at $1.00 per share to Daniel Hunt, our Chief Operating Officer, under the 2015 Plan, with 200,000 shares vesting upon the completion of each milestone: the Company reaching 1,000,000 registered users, the Company reaching 2,500,000 registered users, the Company reaching $1,000,000 in revenue since inception, and the Company reaching $2,500,000 in revenue since inception. The fair market value of the options is $800,00.

In October 2015, a holder of 50,000 options at $0.10 per share exercised their right to purchase for $5,000. These shares were recorded as to be issued as of December 31, 2015.

No other stock options have been issued or exercised during the year ended December 31, 2015.

The following table presents information related to stock options at December 31, 2015:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.10	1,500,000	8.6	500,000
0.50	1,065,000	9.0	964,981
0.60	105,000	9.3	67,940
0.90	1,955,000	9.9	585,000
1.00	800,000	9.9	0
	5,425,000	9.3	2,117,921

Table of Contents	66

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

A summary of the stock option activity and related information for the 2015 Plan for the years ended December 31, 2015 and 2014 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2014	0	$—	—
Grants	2,050,000	0.1	9.6
Exercised	—	—	—
Canceled	—	$—
Outstanding at December 31, 2014	2,050,000	$0.1	9.6
Grants	3,925,000	0.80	9.9
Exercised	(250,000)	0.1	9.3
Canceled	(300,000)	0.1	8.6
Outstanding at December 31, 2015	5,425,000	$0.59	9.3
Exercisable at December 31, 2015	2,117,921	$0.52	9.1

The aggregate intrinsic value of outstanding stock options was $6,044,500, based on options with an exercise price less than the Company’s stock price of $1.10 as of December 31, 2015, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data exists to estimate the volatility using the Company’s own historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options based on the contractual life of options for non-employees.

The fair value of the granted options for the year ended December 31, 2015 was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	0%
Volatility	119.43% to 129.88%
Risk free rate:	0.48% to 2.53%
Expected life:	7 to 10 years
Estimated fair value of the Company’s common stock	$2.21 to $2.50
Estimated forfeiture rate	0%

NOTE 9 COMMITMENTS AND CONTINGENCIES

Operating leases

On April 14, 2015, the Company completed the relocation of its headquarters to 1624 Market Street, Suite 201, Denver, CO 80202 which we leased on March 20, 2015 pursuant to a lease agreement with RVOF Market Center, LLC (“201 Lease”). Under the 201 Lease, we agreed to rent 3,552 square feet of office space at that location for a term of 37 months, under which the Company will pay a base rate of $0 for the first month, $8,288 for months two through 13, $8,584 for the months 14 through 25, and $8,880 for the months 26 through 37. We did not incur a significant cost related to the move to this location.

Table of Contents	67

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

The Company amended this lease in January 2016 to include Suite 203, also located at 1624 Market Street in Denver, CO 80202, which allows us to expand our headquarters by an additional 1,508 square feet of office space. For this expansion (and in addition to the rent paid under the 201 Lease), we will pay $0 until May 30, 2016, $3,644 for each month from June 1, 2016 to May 30, 2017, $3,770 for each month from June 1, 2017 to May 30, 2018, and $3,896 for each month from June 1, 2018 to November 30, 2018.

Future minimum lease payments under these two agreements are as follows:

Year Ending December 31,
2016	$127,032
2017	149,395
2018	139,904
$416,338

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the years ended December 31, 2015 and 2014, rent expense was $64,438 and $14,699, respectively and as of December 31, 2015 and 2014

NOTE 10 INCOME TAXES

At December 31, 2015, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $6 million, expiring in the year 2035, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.  During the year ended December 31, 2015, the Company has increased the valuation allowance from $1,024,000 to $2,374,000.

We have adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns.  ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.

Tax position that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

The Company’s deferred taxes as of December 31, 2015 and 2014 consist of the following:

	2015	2014
Non-Current deferred tax asset:
Net operating loss carry-forwards	$2,374,000	$1,024,000
Valuation allowance	(2,374,000)	(1,024,000)
Net non-current deferred tax asset	$—	$—

Table of Contents	68

MASSROOTS, INC.
Notes to Financial Statement

For the year ended December 31, 2015 and 2014

NOTE 11 SUBSEQUENT EVENTS

From January 1 to March 30, 2016, the Company issued 574,000 of the 624,000 shares to be issued as of December 31, 2015. Over the same time period, the Company issued 135,000 shares for services to be rendered in 2016, 7,500 shares for warrant exercises in 2016, and 10,000 shares for option exercises in 2016.

In February 2016, MassRoots issued to a service provider a 12 month convertible debentures at 15% interest with a principal amount of $35,000 along with 35,000 3-year warrants to purchase shares common stock at $1.00 per share The convertible debentures are payable at maturity, and convertible at the investor’s determination at a price equal to 90% of the price of a subsequent public underwritten offering if one occurs over $5 million, or, if no subsequent offering occurs, at $0.75 per share.

On March 24, 2016, the Company entered into an agreement with Santino Walter Productions, LLC ("SWP") in which the Company purchased a Senior Secured Promissory Note ("Note”) with a principle amount of $156,000 for a purchase price of $130,000. The funds are solely to be used by SWP for costs related to the Denver Annual 420 Rally ("420 Rally"). The Note matures in 60 days and is secured against all assets of SWP. The Company also entered into License and Letter Agreements with SWP pursuant to which  MassRoots will earn a 50% licensing fee on all ticket sales and sponsorship sales, along with 15% of all booth sales, of the 420 Rally. MassRoots is obligated to provide the ticketing system and cover all activation costs related to the tickets. The first $130,000 in revenue received related to the 420 Rally will to be used to cover the remaining costs of talent for the event; the next $156,000 in revenue will be used to repay the Note. All proceeds from ticket sales and sponsorships will be held by MassRoots initially; after payment of the Note, and all fees earned by MassRoots under the agreement, the remaining proceeds will then be distributed to SWP. All talent booked by SWP for the 420 Rally will be required to create a MassRoots profile, which can be waived at the Company's sole discretion. The Company also retains the right to participate in a materially similar transaction related to the 420 Rally every year through 2020.

On March 17, 2016, the Company sold to investors six (6) month secured convertible original issue discount notes with principal amount in the aggregate of $1,514,667, together with five year warrants to purchase an amount of shares of the Company’s common stock equal to the number of shares of common stock issuable upon the conversion of the notes in full and having an exercise price of $1.00 per share. If the Company exercises its right to prepay the note, the Company shall make payment to the investor of an amount in cash equal to the sum of the then outstanding principal amount of the note that it desires to prepay, multiplied by (a) 1.2, during the first ninety (90) days after the execution of this Note, or (b) 1.35, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) one dollar ($1.00), and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the note; provided, however, if any part of the principal amount of the note remains unpaid at its maturity date , the conversion price will be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date. The notes require that any net proceeds received subsequent offerings made by the Company first be used to repay the notes’ outstanding principal amount. If the note is not repaid by the maturity date, the investors will receive, in aggregate, but calculated pro rata to the principal amounts remaining outstanding at the time of maturity, up to five hundred thousand (500,000) shares of the Company’s common stock. Gross proceeds received by the Company for the notes and warrants in this Offering was $1,420,000, while net proceeds were $1,271,600 (excluding any legal fees).

On March 7, 2016, the Company entered into an agreement with all holders of the Company’s debentures issued in its March 2014 Offering to extend the maturity date to March 24, 2018.

Table of Contents	69