Form 10-Q
period 2016-03-31
MassRoots, Inc.
filed 2016-05-16
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 11, 2016, the issuer had 48,695,151 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MASSROOTS, INC.
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

	2016	2015
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$413,610	$386,316
Accounts receivables	23,074	39,500
Note receivables	130,000	—
Prepaid expense	8,628	12,938
Total current assets	575,312	438,754

PROPERTY AND EQUIPMENT, NET	85,185	73,023

OTHER ASSETS:
Investment in Flowhub	175,000	175,000
Deposits and other assets	33,502	33,502
Total Other Assets	208,502	208,502

TOTAL ASSETS	$868,999	$720,279

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,295	$109,997
Accrued expenses	74,937	84,355
Convertible note payable, net of $1,430,119 and $0 discount, respectively	119,548	—
Derivative liabilities	732,260	—
Total Current Liabiliteis	1,023,040	194,352

LONG-TERM LIABILITIES:
Convertible debentures, net of $0 and $0 discount, respectively	209,100	209,100
Total liabilities	1,232,140	403,452

STOCKHOLDERS' (DEFICIT) EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized; 47,806,744 and 46,939,966 shares issued and outstanding	47,807	46,940
Common stock to be issued, 143,477 and 624,000 shares, respectively	143	624
Additional paid in capital	14,057,653	12,101,784
Accumulated deficit	(14,468,744)	(11,832,521)
Total stockholders' (deficit) equity	(363,141)	316,827

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$868,999	$720,279

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Contents	1

MASSROOTS, INC.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	2016	2015

REVENUES	$93,385	$941

OPERTING EXPENSES:
Advertising	188,287	53,589
Cost of revenues	8,552	700
Payroll and related expense	595,498	162,930
Common stock issued for services	263,583	113,712
Options issued for services	670,767	47,009
Warrants issued for services	68,369	3,832
Other general and administrative expenses	583,511	183,979
Total General and Administrative expenses	2,378,567	565,751

(LOSS) FROM OPERATIONS	(2,285,182)	(564,810)

OTHER INCOME (EXPENSE):
Change in derivative liabilities	(222,857)	42,737
Interest expense	(8,635)	(2,290)
Amortization of discount on notes payable	(119,549)	(26,146)
Total Other Income (Expense)	(351,041)	14,301

(LOSS) BEFORE INCOME TAXES	(2,636,223)	(550,509)

PROVISION FOR INCOME TAXES	—	—

NET (LOSS)	$(2,636,223)	$(550,509)

Basic and fully diluted net (loss) per common share:	$(0.06)	$(0.01)

Weighted average common shares outstanding - basic and fully diluted	47,135,702	40,391,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Contents	2

MASSROOTS, INC.
CONDENSED STATEMENT OF CASHFLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,636,223)	$(550,509)
Adjustments to reconcile net loss to net cash (used in ) operating activities:
Amortization of discounts on notes payable	119,549	26,146
Depreciation	3,542	1,097
Common stock issued for services	263,583	113,712
Options issued for services	670,767	47,009
Warrants issued for services	68,369	3,832
Change in derivative liabilities	222,857	(42,737)
Inputed Interest expense	—	2,290
Changes in operating assets and liabilities
Accounts receivables	16,426	(12,712)
Notes receivable	(130,000)	—
Prepaid expense	4,310	(14,283)
Deposit	—	(33,152)
Accounts payable and other liabilities	11,818	50,166
Net Cash (Used in) Operating Activities	(1,385,002)	(409,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for equipment	(15,704)	(9,896)
Net Cash (Used in) Investing Activities	(15,704)	(9,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	3,000	332,000
Proceeds from exercise of options	5,000	—
Proceeds from issuance of convertible notes payable	1,420,000	—
Net Cash Provided by Financing Activities	1,428,000	332,000

NET INCREASE (DECREASE) IN CASH	27,294	(87,037)

CASH AT BEGINNING OF PERIOD	386,316	141,928

CASH AT END OF PERIOD	$413,610	$54,891

NON-CASH FINANCING ACTIVITIES
Convertible note issued in payment of liabilities	$35,000.00	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Contents	3

MASSROOTS , IINC.
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(UNAUDITED)
							Total
	Common Stock		Common Stock to be Issued		Additional Paid	Accumulated	Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balance as of December 31, 2015	46,939,965	$46,940	624,000	$624	$12,101,724	$(11,832,521)	$316,767

Common stock issued related to 2015 stock grants	574,000	574	(574,000)	(574)	—	—	—

Common stock issued for services	235,000	235	76,250	76	263,272	—	263,583

Common stock issued upon exercise of warrants for cash	7,500	8	—	—	2,993	—	3,000

Common stock issued upon exercise of options for cash	10,000	10	—	—	4,990	—	5,000

Stock based compensation	—	—	—	—	670,767	—	670,767

Fair value of warrants issued for services	—	—	—	—	68,369	—	68,369

Debt discount related to convertible notes	—	—	—	—	945,596	—	945,596

Common shares issued upon cashless exercise of warrants	—	—	5,227	5	(5)	—	—

Common shares issued upon cashless exercise of options	40,279	40	12,000	12	(52)	—	—

Net loss	—	—	—	—	—	(2,636,223)	(2,636,223)

Balance as of March 31, 2016 (unaudited)	47,806,744	$47,807	143,477	$143	$14,057,653	$(14,468,744)	$(363,141)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Contents	4

 Massroots, Inc.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MassRoots, Inc. (“MassRoots” or the “Company”) has created a technology platform for the cannabis industry focused on enabling users to share their cannabis content, follow their favorite dispensaries, and stay connected with the legalization movement. The Company was incorporated in the State of Delaware on April 26, 2013.

Basis of Presentation

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed balance sheet as of December 31, 2015 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 30, 2016.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of March 31, 2016 and December 31, 2015, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not required.

Table of Contents	5

Massroots, Inc.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

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

MassRoots primarily generates revenue by charging businesses to advertise on the network. MassRoots has the ability to target advertisements directly to a clients’ target audience, based on their location, on their mobile devices. In cases where clients sign advertising contracts for an extended period of time, MassRoots only realizes revenue for services provided during that quarter and defers all other revenue to future quarters.

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

Convertible Debt

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

Table of Contents	6

Massroots, Inc.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

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

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  As of March 31, 2016, the Company had outstanding convertible notes that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions.

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

The computation of basic and diluted loss per share as of March 31, 2016 and December 31, 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Table of Contents	7

Massroots, Inc.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2016	December 31, 2015
Common stock issuable upon conversion of convertible debentures	3,652,333	2,091,000
Options to purchase common stock	6,210,461	2,815,000
Warrants to purchase common stock	10,653,278	9,766,000
Totals	20,516,072	14,672,000

Deferred Revenue

In January 2016, MassRoots began entering into multi-month advertising contracts with its clients under which they agree to pay MassRoots a fixed amount, due in monthly installments. Under the Company's revenue recognition policy, the Company books the fixed amount due in accounts receivable, recognizes the revenue for services performed during the reporting period, and defers the revenue for services to be performed in future quarters. MassRoots entered into approximately 50 advertising contracts during the first quarter of 2016 with approximately 30 unique clients, primarily with ancillary brands to the cannabis industry. The value of these contracts was approximately $340,000, with $71,000 being realized in first quarter and $269,000 deferred to future quarters.

Reclassification

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers" (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s financial statements and disclosures.

Table of Contents	8

Massroots, Inc.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

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

NOTE 2 GOING CONCERN AND UNCERTAINTY

The Company has suffered losses from operations since inception. In addition, the Company has yet to generate significant cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3  NOTE RECEIVABLE

On March 24, 2016, the Company entered into an agreement with Santino Walter Productions, LLC ("SWP") in which the Company purchased a Senior Secured Promissory Note ("Note”) with a principle amount of $156,000 for a purchase price of $130,000. The funds are solely to be used by SWP for costs related to the Denver Annual 420 Rally ("420 Rally"). The Note matures in 60 days and is secured against all assets of SWP. The Company also entered into License and Letter Agreements with SWP pursuant to which  the Company will earn a 50% licensing fee on all ticket sales and sponsorship sales, along with 15% of all booth sales, of the 420 Rally. The Company is obligated to provide the ticketing system and cover all activation costs related to the tickets. The first $130,000 in revenue received related to the 420 Rally will to be used to cover the remaining costs of talent for the event; the next $156,000 in revenue will be used to repay the Note. All proceeds from ticket sales and sponsorships will be held by the Company initially; after payment of the Note, and all fees earned by the Company under the agreement, the remaining proceeds will then be distributed to SWP. All talent booked by SWP for the 420 Rally will be required to create a MassRoots profile, which can be waived at the Company's sole discretion. The Company also retains the right to participate in a materially similar transaction related to the 420 Rally every year through 2020.

Table of Contents	9

Massroots, Inc.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

NOTE 4 PROPERTY AND EQUIPMENT

Fixed assets were comprised of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Computers	$65,720	$58,121
Office equipment	35,208	27,083
Total	100,928	85,224
Less: Accumulated depreciation	15,743	12,201
Property and equipment, net	$85,185	$73,023

Depreciation expense for the quarters ended March 31, 2016 and March 31, 2015 were $3,542 and $1,097, respectively.

NOTE 5  CONVERTIBLE DEBT

On March 24, 2014, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures is $269,100 and originally matured on March 24, 2016 with a zero percent interest rate. The debentures are convertible into shares of the Company’s common stock at $0.10 per share. In March 2016, the debentures were amended to extend the maturity date to March 24, 2018. As of March 31, 2016 and December 31, 2015, the aggregate carrying value of the debentures was $209,100 net of debt discounts of $0.

In February 2016, the Company issued to a service provider a 12 month convertible debentures at 15% interest with a principal amount of $35,000 along with 35,000 3-year warrants to purchase shares common stock at $1.00 per share The convertible debentures are payable at maturity, and convertible at the investor’s determination at a price equal to 90% of the price of a subsequent public underwritten offering if one occurs over $5 million, or, if no subsequent offering occurs, at $0.75 per share. As of March 31, 2016 and December 31, 2015, the aggregate carrying value of the debentures was $4,303 and $0, net of debt discounts of $30,697 and $0, respectively.

On March 17, 2016, the Company sold to investors six (6) month secured convertible original issue discount notes with principal amount in the aggregate of $1,514,667, together with five year warrants to purchase up to an amount of shares of the Company’s common stock equal to the number of shares of common stock issuable upon the conversion of the notes in full and having an exercise price of $1.00 per share. If the Company exercises its right to prepay the note, the Company shall make payment to the investor of an amount in cash equal to the sum of the then outstanding principal amount of the note that it desires to prepay, multiplied by (a) 1.2, during the first ninety (90) days after the execution of this Note, or (b) 1.35, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) one dollar ($1.00), and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the note; provided, however, if any part of the principal amount of the note remains unpaid at its maturity date , the conversion price will be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date. The notes require that any net proceeds received subsequent offerings made by the Company first be used to repay the notes’ outstanding principal amount. If the note is not repaid by the maturity date, the investors will receive, in aggregate, but calculated pro rata to the principal amounts remaining outstanding at the time of maturity, up to five hundred thousand (500,000) shares of the Company’s common stock. Gross proceeds received by the Company for the notes and warrants in this Offering was $1,420,000, while net proceeds were $1,271,600 (excluding any legal fees). As of March 31, 2016 and December 31, 2015, the aggregate carrying value of the notes was $115,246 and $0, net of debt discounts of $1,399,422 and $0, respectively.

Table of Contents	10

Massroots, Inc.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

The Company’s convertible debt is summarized as follows as of March 31, 2016 and December 31, 2015:

	2016	2015
Principal balance	$1,758,667	$209,100
Less: debt discount	(1,430,119)	(-)
Convertible debentures, net	328,548	209,100
Less, current portion	(119,448)	(-)
Long term portion	$209,100	$209,100

NOTE 6  DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

The Company identified conversion features embedded within convertible debt and warrants outstanding for the quarter ended March 31, 2016 and the year ending December 31, 2015. The Company has determined that the features associated with the embedded conversion option and exercise prices, in the form a ratchet provisions, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

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

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Table of Contents	11

Massroots, Inc.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

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

As of March 31, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Derivative liability	$—	$—	$—	$—
Total	$—	$—	$—	$—

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Derivative liability	$—	$—	$732,260	$732,260
Total	$—	$—	$732,260	$732,260

 The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2016:

Balance, December 31, 2015	$—
Transfers in of Level 3	509,404
Mark-to-market – loss on change in fair value of derivative liability - 2016	222,856
Balance, March 31, 2016	$732,260

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in higher fair value measurement. A 10% change in pricing inputs and changes in volatilities and correlation factors would not result in a material change in our Level 3 fair value.

Table of Contents	12

Massroots, Inc.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

During the three months ended March 31, 2016, the fair value of the derivative liabilities containing certain variable conversion features were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 112.29%, (3) weighted average risk-free interest rate of 0.39% to 0.47% (4) expected life of 6 months, and (5) estimated fair value of the Company's common stock of $1.04 to $1.26 per share.

NOTE 7  CAPITAL STOCK

The Company is currently authorized to issue 21 Series A preferred shares at $1.00 par value per share with 1:1 conversion and voting rights. As of March 31, 2016, there were no shares of Series A preferred shares issued and outstanding.

The Company is currently authorized to issue 200,000,000 shares of its common stock at $0.001 par value per share. As of December 31, 2015 and 2014, there were 46,939,965 and 38,909,000 shares of common stock issued and outstanding and 624,000 and 1,048,000 shares of common stock to be issued, respectively. As of March 31, 2016, there were 47,806,744 shares of common stock issued and outstanding and 143,527 shares of common stock to be issued.

The following common stock transactions were recorded during the three months ended March 31, 2016:

The Company issued 574,000 shares of shares of common stock which was previously classified as shares to be issued as of December 31, 2015.

The Company issued 311,250 shares of common stock for services rendered at an average stock price of $0.85 per share, 76,250 common shares were classified as to be issued as of March 31, 2016.

The Company issued 7,500 shares of common stock for the exercise of options at a price of $0.40 per share.

The Company issued 10,000 shares of common stock for the exercise of options at a price of $0.50 per share.

The Company is obligated to issue 5,227 shares of common stock upon a cashless exercise of a stock warrant. As of March 31, 2016, the shares of common stock were classified as to be issued.

The Company issued 40,279 shares of common stock and is obligated to issue 12,000 shares of common stock upon cashless exercises of a stock options. As of March 31, 2016, the 12,000 shares of common stock were classified as to be issued.

NOTE 8  STOCK WARRANTS

In January 2016, the Company issued warrants to purchase 100,000 shares of common stock at $0.83 per share to certain service providers, valued at $68,369.

On March 24, 2016, in connection to the issuance of convertible debentures, the Company granted to the same investors five year warrants to purchase an aggregate of 1,514,669 shares of the Company’s common stock at $1.00 per share. The warrants may be exercised any time after the issuance through and including the fifth (5th) anniversary of its original issuance. The warrants have a fair market value of $910,596. The fair market value was calculated using the Binomial Option Pricing Model, assuming approximately 0% risk-free interest, 0% dividend yield, 112.3% volatility, and expected life of 5 years.

Table of Contents	13

Massroots, Inc.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

Stock warrants outstanding and exercisable on March 31, 2016 are as follows:

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.001	3,963,659	1.2	3,963,659
0.40	3,400,275	0.9	3,400,275
0.50	100,000	3.8	100,000
0.60	50,000	3.9	50,000
0.83	100,000	4.7	100,000
0.90	175,000	4.6	175,000
1.00	2,310,669	4.7	2,310,669
1.06	146,200	2.7	146,200
3.00	407,475	2.5	407,475
	10,653,278	1.84	10,653,278

A summary of warrant activity for the three months ended March 31, 2016:

			Weighted-Average
		Weighted-Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at December 31, 2015	9,018,609	$0 .42	2.26
Grants	1,649,669	$0.99	4.95
Exercised	(15,000)	$0.4	0.96
Canceled	—	—	—
Outstanding at March 31, 2016	10,653,278	$0.503	1.84
Exercisable at March 31, 2016	10,653,278	$0.503	1.84

The aggregate pre-tax intrinsic value of outstanding stock warrants was $8,759,497 as of March 31, 2016, based on warrants with an exercise price less than the Company’s stock price of $1.26 as of March 31, 2016, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

NOTE 9  EQUITY INCENTIVE PLANS - OPTIONS

During the three months ended March 31, 2016, the Company granted options to purchase 691,250 shares at an average of $0.96 per share to 12 employees and consultants of the Company under the Company’s 2015 Equity Incentive Plan, with most vesting monthly over the course of one year. The fair market value of the options is $624,234.

Table of Contents	14

Massroots, Inc.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

Stock options outstanding and exercisable on March 31, 2016 are as follows:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.10	1,500,000	7.9	825,000
0.50	959,211	9.0	925,876
0.60	105,000	8.9	105,000
0.80	160,000	9.7	66,660
0.83	100,000	9.8	0
0.90	1,955,000	9.6	1,155,785
1.00	850,000	9.6	12,498
1.06	381,250	9.9	113,534
	6,010,461	9.1	3,204,353

A summary of the stock option activity for the three months ended March 31, 2016:

		Weighted-Average
		Weighted-Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at December 31, 2015	5,425,000	$0.59	9.3

Grants	691,250	0.97	9.8
Exercised	(105,789)	0.5	8.7
Canceled	—	—	—
Outstanding at March 31, 2016	6,010,461	0.63	9.1
Exercisable at March 31, 2016	3,204,353	0.57	8.9

The aggregate intrinsic value of outstanding stock options was $3,659,062, based on options with an exercise price less than the Company’s stock price of $1.26 as of March 31, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.

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

Table of Contents	15

Massroots, Inc.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

The fair value of the granted options for the three months ended March 31, 2016 was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	0%
Volatility	111.89% to 119.16%
Risk free rate:	1.75% to 2.10%
Expected life:
Estimated fair value of the Company’s common stock	$ 0.80 to $1.05%
Estimated forfeiture rate	0%

NOTE 10 COMMITMENTS AND CONTINGENCIES

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

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the three months ended March 31, 2016 and 2015, rent expense was $38,815 and $6,750, respectively.

NOTE 11  SUBSEQUENT EVENTS

On April 16, 2016, the original date of the 420 Rally (see Note 3), a severe snowstorm hit Denver and forced event organizers to postpone the festival. The 420 Rally has since been rescheduled for May 21, 2016 and event organizers expect approximately 75,000 people to be in attendance

From March 31, 2016 through May 11, 2016, the Company issued 888,407 shares of common stock, of which 143,527 shares were to be issued as of March 31, 2016, 403,000 were issued in connection to exercises of warrants resulting in proceeds to the Company of $161,000, and 341,880 were issued in connection to cashless exercises of options.

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

Overview

MassRoots, Inc. is a Delaware corporation formed on April 24, 2013. Our principal place of business is located at 1624 Market Street, Suite 201, Denver, CO 80202, our telephone number is (720) 442-0052 and our corporate website is www.MassRoots.com. The information on our website, mobile apps, and blog is not a part of this Quarterly Report on Form 10-Q.

Definitions of Key Metrics

Total users ("Users") is defined as every user who currently has an account with MassRoots. It does not include users who have deleted their account. It does not reflect active usage over any set period of time.

User interactions ("Interactions") is defined as anytime a User follows another User, posts a status, comments on a status, or likes a status.

The Product

MassRoots has created a leading technology platform for cannabis consumers, businesses and activists. Through our mobile applications and web platform, people are able to share their cannabis experiences, follow their favorite dispensaries, and stay connected with the legalization movement.

During the first quarter of 2016, MassRoots’ top development priority was migrating its backend infrastructure from Parse, a backend as a service owned by Facebook, to Amazon Web Services (“AWS”). This migration required us to restructure MassRoots’ database, redevelop certain portions of MassRoots’ mobile applications, and develop an application program interface (API) for the core functionality and features of our platform. We believe the combination of these infrastructure improvements will result in significant improvements in MassRoots’ migration to AWS was completed in early May 2016 the Company expects the performance of its platform to continue to improve as it continues to optimize its AWS infrastructure.

With a solid foundation now built on Amazon Web Services, MassRoots intends to introduce several features and products over the coming weeks and months.

Table of Contents	17

Revamped MassRoots for Business Portal

MassRoots
https://www.massroots.com/business/analytics
MassRoots
Good Chemistry
Dashboard
Post
Analytics
Profile Clicks
Profile
Advertise
212 K
TOTAL BUDS
Feb
Mar
Apr
1 Week
1 Month
1 Quater
Start 3/1/2016
End 3/31/2016
Export Data
Engagements
Likes 10.5K
Comments 5.5K
New Buds 800
500
400
300
200
100
0
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31
Mar
Impressions
Mar
Engagment Rate
Mar

Figure 1: Revamped MassRoots for Business Portal

We originally introduced MassRoots for Business in early 2015 as an online portal for businesses to schedule posts and view analytics; while useful for businesses, it did not have the features or capacity to scale to millions of dollars in revenue. Simultaneously with our migration from Parse, MassRoots began developing a new business portal directly on AWS that took into account the feedback and research we received from over 2,500 cannabis-related businesses over the past year.

The revamped MassRoots for Business portal consolidates many online marketing functions for cannabis-related business in one central platform. Businesses can schedule posts on MassRoots, Facebook and Twitter; purchase advertising on both MassRoots owned-properties as well as third party digital properties; and view actionable, real-time data from MassRoots and third party sources in easy-to-read formats. We believe this will serve as a solid foundation for future business-related features as we prepare to integrate dispensary point-of-sale data. We expect the revamped MassRoots for Business to launch in the second quarter of 2016.

Table of Contents	18

Revamped Dispensary Finder and Features

Figure 2: MassRoot’s Dispensary Funds Shown in our iOS Application

One of the main reasons people use MassRoots is to find quality dispensaries and products in their area. With our revamped dispensary finder and profiles, our goal is to provide the easiest and quickest way for consumers to do so, while integrating social recommendations to aid consumers in finding the best products. We expect our revamped dispensary finder and profiles to launch in the second quarter of 2016.

Table of Contents	19

Revamped Discover Page

Figure 3: MassRoots’ Discover page shown on our iOS Application.

There are currently tens of millions of Google searches every month for cannabis-related terms and questions – consumers, voters, activists and government officials looking for high-quality, reliable information on cannabis. Since launching MassRoots’ web platform in December 2015, we have been able to generate over 2 million page views from hundreds of thousands of unique visitors by indexing the content from our network on Google; however, this is only a fraction of the total searches that occurred during the same timeframe. In order to expand our market share of search results and web traffic, we intend to expand the functionality and content of MassRoots’ discover page to better connect consumers with the information they are looking for.

The Team

MassRoots currently has 33 full-time employees working out of headquarters in downtown Denver, Colorado. The majority of these employees are engineers and designers focused on developing new features for the MassRoots platform.

Over the past several months, one of MassRoots’ top priorities has been recruiting and retaining some of the top talent in the industry. In February 2016, we recruited Jeremiah Marquis as MassRoots’ Vice President of Sales and Business Development. Previously, Mr. Marquis was one of the first 20 employees at WeddingWire, where he was instrumental in scaling the company to over $100 million in revenue and 750 employees from 2008 to 2015. Additionally, during Q1 2016, MassRoots recruited two iOS engineers, one sales representative, an Android engineer, and an additional web engineer. We believe these hires will allow MassRoots to introduce new features more rapidly, which will improve our ability to register new users and generate revenue.

MassRoots is currently in the process of recruiting a Chief Technology Officer to lead our development team as we scale into the millions of users. We believe that by recruiting and retaining the top talent in the industry, MassRoots can develop the best platform for cannabis consumers and businesses.

Table of Contents	20

User Growth and Web Traffic

From January 1, 2016 to May 16, 2016, MassRoots expanded its userbase from 725,000 to approximately 900,000. From January 1 to April 30, 2016, MassRoots’ web platform, which does not allow users to register, generated 2.26 million pageviews from 487,000 unique visitors. This resulted in MassRoots’ Alexa rating increasing from 209,848 as of December 31, 2015 to 148,282 as of May 2, 2016.

MassRoots User Growth
1,000,000
900,000
800,000
700,000
600,000
500,000
400,000
300,000
200,000
100,000
0
Jul-13
Aug-13
Sep-13
Oct-13
Nov-13
Dec-13
Jan-14
Feb-14
Mar-14
Apr-14
May-14
Jun-14
Jul-14
Aug-14
Sep-14
Oct-14
Nov-14
Dec-14
Jan-15
Feb-15
Mar-15
Apr-15
May-15
Jun-15
Jul-15
Aug-15
Sep-15
Oct-15
Nov-15
Dec-15
Jan-16
Feb-16
Mar-16
Apr-16
May-16
Not available in the App Store
Projected Growth
MassRoots

Figure 4: MassRoots User Growth from July 2014 to May 2016

Figure 5: MassRoots Alexa Score as of May 10, 2016 (Source: http://www.alexa.com/siteinfo/massroots.com)

In February 2016, MassRoots temporarily scaled back its advertising budget until its backend migration from Parse to AWS was complete, which occurred in early May 2016. We believe – and the preliminary data is indicating – that the performance and speed improvements of this migration to AWS is significantly improving MassRoots’ retention and engagement rates, which we believe is more important than top-line user growth.

Table of Contents	21

In March 2016, MassRoots entered into agreements with Santino Walter Productions, LLC, the organizer of Denver Annual 420 Rally to produce and promote the Denver Annual 420 Rally (“420 Rally Deal”). Under the terms of the agreements, which are included in our 8-K filed on March 31, 2016, MassRoots purchased a debt note with a principal amount of $156,000 from Santino Walter Productions for a purchase price of $130,000. These funds were used to book Lil Wayne and Wiz Khalifa to perform at the 420 Rally. Additionally, MassRoots is to receive 50% of all ticket and sponsorship sales, 15% of all booth sales and has the right to enter into a materially-similar agreement every year through 2020.

MassRoots primarily entered into the 420 Rally Deal to grow its user and clientele base in the Denver metro area – over 75,000 people, primarily from the Denver area, pre-registered for the 420 Rally within 3 weeks of Lil Wayne and Wiz Khalifa being announced as headliners, which would have been one of the largest marijuana-related festivals in the world. On April 16, 2016, the original date of the 420 Rally, a severe snowstorm hit Denver and forced event organizers to postpone the festival. The 420 Rally has since been rescheduled for May 21, 2016 and event organizers expect around 75,000 people will still be in attendance.

The combined effect of the Parse to AWS migration taking longer than anticipated, reduced spending on marking, the disablement of web user registrations, and the postponement of the 420 Rally caused MassRoots’ user growth to slow during Q1 2016. Going forward, we believe that the speed and infrastructure improvements from our AWS migration, the introduction of new features, continued SEO growth, and the rescheduled 420 Rally will continue to fuel MassRoots’ organic growth.

Business Model

While MassRoots’ consumer-facing network launched in July 2013, we did not start generating advertising revenue until we crossed a half million users in mid-August 2015. Our clients have primarily been ancillary businesses marketing their products to cannabis consumers through endorsed posts on MassRoots, sponsored content on our blog, and mentions in our email newsletter. It is not necessary for a user to join MassRoots in order for us to generate revenue from them – we are finding that many people will visit our website, join our email newsletter, or view a dispensary’s profile without registering for our MassRoots network.

During the first quarter of 2016, we signed advertising contracts with a value of $324,530 with 37 of the leading cannabis brands in the industry. As many of these contracts were for 3, 6 or 12-month campaigns, only a portion of the value was realized during the first quarter of 2016, and the rest will be realized over the coming quarters, building a solid foundation on which we can expand.

In March 2016, we entered into the 420 Rally Deal, under which we receive 50% of all ticket and sponsorship sales, 15% of all booth sales, and have the right to enter into a materially-similar agreement every year through 2020. From March 21 to March 31, 2016, we generated $78,138 in ticket sales for the 420 Rally through MassRoots’ digital marketing, all of which was deferred until the second quarter of 2016.

While the vast majority of MassRoots’ advertising revenue to date has come from brands within the cannabis industry, we have started to see significant interest from mainstream brands and advertising agencies looking to market to cannabis consumers. Uber and Fusion, a division of Univision, became the first mainstream brands to sponsor the 420 which has opened the doors for other major brands to evaluate the space. We believe that as the regulated cannabis market continues to expand, mainstream brands and advertising agencies will begin to allocate portions of multi-million advertising budgets towards outreach to the millions of cannabis consumers in the United States – especially food, lighter and agricultural brands. We are positioning MassRoots to be one of the first companies to receive these budget allocations.

Table of Contents	22

While our backend was still hosted on Parse, it did not make sense for us to develop localized advertising features as they would have had to be completely re-developed once we had migrated to AWS. Now that the migration is complete, one of our top priorities is rolling out localized advertising features, which will enable dispensaries and glass shops to target their advertising to just people within a certain distance of their location. In conjunction with the roll out of our dispensary map, we believe this will significantly expand the number of businesses engaging and allocating advertising budgets to our platform -- WeedMaps reportedly generated over $20 million in revenue during 2015 primarily from dispensary advertising. We expect to begin rolling out our dispensary map and features in the Denver metro area shortly after the 420 Rally on May 21, 2016 and expand to additional markets over the balance of 2016.

If MassRoots’ user and web traffic continue to grow at their current pace, we believe MassRoots could be cash flow positive on a monthly basis by the end of 2016.

On Competitive Advantage and Network Effects

We believe network effects serve as the most powerful form of competitive advantage for all consumer-facing social networks, including MassRoots. Once a person and their friends join a social network, it is unlikely they switch their active usage to another social network in the same category. For example, in 2011, Google+ launched to much fanfare as a competitor to Facebook with the resources of Google at its disposal: billions of dollars in launch and advertising costs, immediate integration with the largest search engine in the world, and the use of the Google brand. However, it failed to gain traction because Facebook already dominated desktop-based social networking.

Similarly, Facebook launched Poke in 2013 as an competition to Snapchat. Poke had more functionality and features than Snapchat, and was immediately pushed to millions of Facebook users and it had the backing of Facebook’s assets at its disposal. However, even Poke failed to make a dent in Snapchat’s market share and was scrapped shortly after.

We believe MassRoots’ userbase is at the size at which it will be extremely difficult for potential competitors to enter the social networking for cannabis consumers space. Over the coming quarters, MassRoots aims to continue to aggressively grow the number of cannabis consumers, business, and activists engaging on our platform to make this barrier to entry ever higher.

Market Share

As of early May 2016, MassRoots had approximately 900,000 users of an estimated 10 million Americans who consume cannabis on a regular basis and actively engage on social media, a market that we believe will continue to grow as additional states pass laws to regulate and control the sale of cannabis. We have approximately 2,500 of the estimated 15,000 cannabis-related businesses in America actively posting on our network, a market that we believe will continue to grow as additional states pass laws to regulate and control the sale of cannabis. MassRoots has approximately 4,400 shareholders according to an April 25, 2016 non-objecting beneficial owner list and more than 500 round-lot holders.

The 2016 Elections

The Company believes that the 2016 elections have the potential to significantly increase the size and scope of the regulated cannabis industry. Activists in Maine and Nevada have already succeeded in placing recreational-use on their state’s ballots, while United for Care has succeeded in placing medical marijuana on Florida’s ballot. Arizona, California, Michigan, Ohio and Massachusetts are expected to have some type of cannabis legalization initiative on their states’ ballots for this year’s elections.

Historically-speaking, the demographic make-up of the electorate during presidential election years tends to be younger and more diverse than in off-year elections, groups that are generally more supportive of the legalization of cannabis. We believe a number of the state initiatives on this year’s ballot stand a significant chance of becoming law. A 2016 ArcView Market Research Report projects the regulated cannabis industry could grow to $10 billion by 2018.

Table of Contents	23

Our business model is designed to benefit from this trend. When a new state passes a medical or recreational cannabis law, we are able to start registering users and businesses in that state with minimal marginal cost. Because MassRoots is not involved in the production or sale of cannabis, we do not have to build out grow operations, open retail stores, or have a physical presence in the state in order to generate revenue. At the same time, MassRoots’ financial model is not tied to the success of a particular location or brand – we believe we will have a significant percentage of all dispensaries and brands on our platform, making MassRoots a play on the industry as a whole.

MassRoots is also in a unique position to help these legalization initiatives become law. With 900,000 users on our network, approximatly half a million followers on other social channels, a 600,000+ person opt-in email list, and relationships with 2,500 businesses. We believe MassRoots has the reach and scale to raise awareness of these initiatives, push voter registration, and drive grassroots donations to these campaigns. To be clear, MassRoots does not intend to allocate material shareholder resources to these campaigns, but to use our social reach and influence to help legalization initiatives pass. Not only will this help expand regulated cannabis markets and our potential revenue, but it will raise awareness and improve favorability of the MassRoots brand amongst cannabis consumers.

Competition

We do not believe we face any significant competition in the social network for the cannabis community niche; there are no other cannabis social networks with more than 100,000 users or significant capital. However, Over the coming months, we expect to actively compete with dispensary locators and strain guides, such as WeedMaps and Leafly, for dispensaries' advertising budgets. Our advertising revenue is currently generated mainly from national cannabis brands; as more of our localized advertising features come online during 2016, we will begin to more actively compete with WeedMaps and Leafly for local advertising budgets.

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

 Results of Operations

Results of Operations	For the three-months ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Gross revenue	$93,385	$941	$92,444	9,824%

General and administrative expenses	2,378,567	565,751	(1,812,816)	320%

Loss from Operations	(2,285,182)	(564,810)	(1,720,372)	305%

Other Income /(Expense)	(351,041)	14,301	(365,342)	(2,555%)

Net Loss	($2,636,223)	(550,509)	(2,085,714)	(379%)

Net loss per share - basic and diluted	($0.06)	($0.01)	($0.05)	(367%)

Revenues

While MassRoots’ consumer-facing network launched in July 2013, we did not start generating advertising revenue until we crossed a half million users in mid-August 2015. Our clients have primarily been ancillary businesses marketing their products to cannabis consumers through endorsed posts on MassRoots, sponsored content on our blog, and mentions in our email newsletter. It is not necessary for a user to join to MassRoots in order for us to generate revenue from them – we are finding that many people will visit our website, join our email newsletter, or view a dispensary’s profile without registering for MassRoots.

Table of Contents	24

For the three months ended March 31, 2016 and March 31, 2015, we generated revenues of $93,385 and $941, respectively. This is an increase of $92,444 over the same period in 2015. Of this $93,385 generated in the quarter ended March 31, 2016, $79,600, was made up of advertising revenue related to the MassRoots network, while the remaining revenue of $13,700 was made up of sales on our online merchandise store. We also signed advertising contracts and generated ticket sales for an additional $347,222 that was deferred to future quarters. These sales are primarily related to digital advertising.

Cost of Goods Sold

For the three months ended March 31, 2016 and March 31, 2015, cost of goods sold was $8,552 and $700, respectively. This is an increase of $7,852 over the same period in 2015, which represents the cost of items sold from our online merchandise store, MassRoots.com/Shop. Our main purpose with the online store is to raise awareness of the MassRoots brand and drive user downloads and web traffic, not to generate profits. MassRoots’ main business model will remain generating digital advertising sales.

Operating Expenses

For the three months ended March 31, 2016 and March 31, 2015, our operating expenses were $2,378,567 and $565,751, respectively. This $1,812,816 increase is attributed mainly to an increase of $432,568 in payroll-related expenditures as we expanded our development team, an increase of $838,166 in equity issuances for services to employees and service providers, and a $402,002 increase in other general and administrative expenditures, including rent, travel, and legal expenses. Approximately $200,000 of these expenditures were related to commissions, legal, and closing fees of the convertible debt financing closed in March 2016.

Other Income (Expense)

For the three months ended March 31, 2016 and March 31, 2015, the Company realized loss related to the fair value mark to market adjustments of its derivative liabilities of $222,857 and a gain of $42,737, respectively. The derivative liabilities are caused by certain price protections found in the warrants issued as part of the Company’s March 2016 convertible debt offering and will be automatically waived upon the repayment or conversion of the convertible debentures. For the three months ended March 31, 2016 and March 31, 2015, the Company recorded amortization of discount on notes payable of $119,549 and $26,146, respectively.

For the three months ended March 31, 2016 and March 31, 2015, we had net losses of $2,636,323 and $550,509, respectively. The increase in net loss was due to the increase in expenses noted above.

Liquidity and Capital Resources

Net cash used in operations for the three months ended March 31, 2016 and March 31, 2015 was $1,385,002 and $409,141 respectively. This cash used in operating activities was attributed to $2,636,223 net loss for the period, offset by cash provided by equity issuances of $1,002,719 and a decrease in accounts payable and other liabilities.

Net cash used in investing activities for the three months ended March 31, 2016 and March 31, 2015 was $15,704 and $9,896, respectively. This increase was attributed to the purchase of equipment, primarily computers, of $14,944 during the first quarter in 2016.

Net cash provided by financing activities for the three months ended March 31, 2016 and March 31, 2015 was $1,428,000 and $332,000, respectively. This increase was primarily related to the $1,420,000 received in the Company’s March 2016 convertible debt offering.

Table of Contents	25

Capital Resources

Our current cash on hand as of March 31, 2016 was $413,610. As of March 31, 2016, there are warrants to purchase up to 3,400,275 shares of the Company’s common stock outstanding with an exercise price of $0.40 per share and warrants to purchase up to 2,310,699 shares of the Company’s common stock outstanding with an exercise price of $1.00 per share, which, if exercised, would supply up to approximately $3.67 million in cash to the Company.

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

Fundraising

On March 17, 2016, the Company sold to investors six (6) month secured convertible original issue discount notes in the principal amount in the aggregate of $1,514,667, together with five year warrants to purchase up to an amount of shares of the Company’s common stock equal to the number of shares of common stock issuable upon the conversion of the notes in full and having an exercise price of $1.00 per share. If the Company exercises its right to prepay the note, the Company shall make payment to the investor of an amount in cash equal to the sum of the then outstanding principal amount of the note that it desires to prepay, multiplied by (a) 1.2, during the first ninety (90) days after the execution of this Note, or (b) 1.35, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) one dollar ($1.00), and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the note; provided, however, if any part of the principal amount of the note remains unpaid at its maturity date, the conversion price will be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date. The notes require that any net proceeds received from subsequent offerings made by the Company first be used to repay the notes’ outstanding principal amount. If the note is not repaid by the maturity date, the investors will receive, in aggregate, but calculated pro rata to the principal amounts remaining outstanding at the time of maturity, up to five hundred thousand (500,000) shares of the Company’s common stock. Gross proceeds received by the Company for the notes and warrants in this Offering was $1,420,000, while net proceeds were $1,271,600 (excluding any legal fees).

Required Capital Over the Next Fiscal Year

Our cash on hand and receivable as of March 31, 2016, is expected to be able to fund our operations through June 2016. We believe MassRoots will need to raise an additional $2.5 million over the next fiscal year to sustain operations; however, we expect to be able to raise the majority of these funds through warrant exercises. As of March 31, 2016, there were warrants outstanding to purchase up to 3,400,275 shares with an exercise price of $0.40 per share and warrants outstanding to purchase up to 2,310,669 shares, with an exercise price of $1.00 per share, which, if all were exercised, would supply approximately $3.67 million in cash to the Company.

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

Table of Contents	26

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Condensed Unaudited Financial Statements, included in Item 1.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework in Internal Control—Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2016. The Company concluded that the Company has material weaknesses in our internal control over financial reporting because there is not an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited resources of the Company, which the Company plans to address as it continues to grow.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	27

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any current or pending legal proceedings.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

On April 16, 2016, the original date of the 420 Rally, a severe snowstorm hit Denver and forced event organizers to postpone the festival. The 420 Rally has since been rescheduled for May 21, 2016 and event organizers expect around 75,000 people will still be in attendance.

Item 6. Exhibits

4.1	Form of Note issued in the March 2016 note offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2016).
4.2	Form of Warrant issued in the March 2016 note offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 18, 2016).
10.1	Senior Secured Promissory Note between the Company and Santino Walter Productions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2016).
10.2	420 Event Agreement between the Company and Santino Walter Productions, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 31, 2016).
10.3	License Agreement between the Company and Santino Walter Productions, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 31, 2016).
10.4	Form of Securities Purchase Agreement utilized in the March 2016 note offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2016).
10.5	Form of Security Agreement utilized in the March 2016 note offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 18, 2016).
31.2	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document

101.SCH XBRL XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MASSROOTS, INC.

(Registrant)

Dated: May 16, 2016

By: /s/ Isaac Dietrich

Isaac Dietrich, Chief Executive Officer

(Principal Executive Officer)

Dated: May 16, 2016

By: /s/ Jesus Quintero

Jesus Quintero, Chief Financial Officer

(Principal Accounting Officer)

Table of Contents	29