Form 10-Q
period 2016-06-30
MassRoots, Inc.
filed 2016-08-17
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 17, 2016, the issuer had 51,001,884 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MASSROOTS, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$50,521	$386,316
Accounts receivables	76,752	39,500
Prepaid expense	20,000	12,938
TOTAL CURRENT ASSETS	147,273	438,754

Property and equipment - net	83,398	73,023

OTHER ASSETS
Investment in Flowhub	175,000	175,000
Deposits and other assets	33,502	33,502
Total Other Assets	208,502	208,502

TOTAL ASSETS	$439,173	$720,279

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$393,434	$109,997
Accrued expenses	99,263	84,355
Convertible debt, net of $557,068 and $0 discount, respectively	992,499	0
Derivative liabilities	195,108	0
TOTAL CURRENT LIABILITIES	1,680,304	194,352

LONG-TERM LIABILITY
Convertible debentures, net of $0 and $0 discount, respectively	209,100	209,100
TOTAL LIABILITIES	1,899,404	403,452

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 49,197,385 and 46,939,966 shares issued and outstanding	49,197	46,940
Common stock to be issued, 136,227 and 624,000 shares, respectively	136	624
Additional paid in capital	15,135,437	12,101,784
Accumulated deficit	(16,635,001)	(11,832,521)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,450,231)	316,827

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$439,173	$720,279

The accompanying notes are an integral part of these condensed financial statements.

Table of Contents	1

MASSROOTS, INC.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUES	$492,233	$2,126	$585,618	$3,066

OPERATING EXPENSES
Advertising	369,132	208,830	557,419	263,119
Cost of revenues	285,228	-	293,780	-
Payroll and related expense	640,546	359,440	1,236,044	522,370
Common stock issued for services	30,373	254,388	293,956	368,100
Options issued for services	660,217	266,562	1,330,984	313,571
Warrants issued for services	-	22,579	68,369	26,411
Other general and administrative expenses	337,097	381,332	920,608	565,312
Total General and Administrative expenses	2,322,953	1,493,131	4,701,160	2,058,883

(LOSS) FROM OPERATIONS	(1,830,360)	(1,491,005)	(4,115,542)	(2,055,817)

OTHER INCOME (EXPENSE)
Change in derivative liabilities	537,153	-	314,296	42,737
Interest expense	-	(2,091)	(8,635)	(4,381)
Amortization of discount on notes payable	(873,050)	(24,201)	(992,559)	(50,347)
Total Other Income (Expense)	(335,897)	(26,292)	(686,938)	(11,991)

(LOSS) BEFORE INCOME TAXES	(2,166,257)	(1,517,297)	(4,802,480)	(2,067,808)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)	$(2,166,257)	$(1,517,297)	$(4,802,480)	$(2,067,808)

Basic and fully diluted net income (loss) per common share:	$(0.05)	$(0.03)	$(0.10)	$(0.05)

Weighted average common shares outstanding	48,509,071	43,535,697	47,920,007	41,972,190

The accompanying notes are an integral part of these condensed financial statements.

Table of Contents	2

MASSROOTS , IINC.

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

	Common Stock		Common Stock to be Issued		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	(Deficit) Equity

Balance as of December 31, 2015	46,939,965	$46,940	624,000	$624	$12,101,784	$(11,832,521)	$316,827

Common stock issued related to 2015 stock grants	624,000	624	(624,000)	(624)	—	—	—

Common stock issued for services	341,250	341	25,000	25	293,600	—	293,966

Common stock issued upon exercise of warrants for cash	812,734	813	106,000	106	370,588	—	371,507

Common stock issued upon exercise of options for cash	210,000	210	—	—	24,790	—	25,000

Stock based compensation	—	—	—	—	1,330,984	—	1,330,984

Fair value of warrants issued for services	—	—	—	—	68,369	—	68,369

Debt discount related to convertible notes	—	—	—	—	945,596	—	945,596

Common shares issued upon cashless exercise of warrants	5,277	5	5,227	5	(10)	—	—

Common shares issued upon cashless exercise of options	264,158	264		—	(264)	—	—

Net loss	—	—	—	—	—	(4,802,480)	(4,802,480)

Balance as of June 30, 2016 (unaudited)	49,197,384	$49,197	136,227	$136	$15,135,437	$(16,635,001)	$(1,450,231)

The accompanying notes en integral part of these condensed financial statements.

3

MASSROOTS, INC.

CONDENSED STATEMENT OF CASHFLOWS

(UNAUDITED)
	For the six months ended June 30, 2016	For the six months ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	($4,802,480)	($2,067,808)
Adjustments to reconcile net (loss ) to net cash (used in )
operating activities:
Amortization of discounts on notes payable	992,599	50,347
Depreciation	8,725	4,094
Common stock issued for services	293,956	368,100
Options issued for services	1,330,984	313,571
Warrants issued for services	68,369	26,411
Change in derivative liabilities	(314,296)	(42,737)
Inputed Interest expense	-	4,381
Changes in operating assets and liabilities
Accounts receivables	(37,252)	11,131
Prepaid expense	(7,062)	-
Deposit	-	(32,802)
Accounts payable and other liabilities	333,255	15,911
Accrued payroll tax	-	(2,642)
Net Cash (Used in) Operating Activities	(2,133,202)	(1,352,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for equipment	(19,100)	(38,158)
Investment in Flowhub	-	(175,000)
Net Cash (Used in) Investing Activities	(19,100)	(213,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	1,298,700
Proceeds from exercise of warrants	371,507	295,936
Proceeds from exercise of options	25,000	-
Proceeds from issuance of convertible notes payable	1,420,000	-
Net Cash Provided by Financing Activities	1,816,507	1,594,636

NET INCREASE (DECREASE) IN CASH	(335,795)	29,435

CASH AT BEGINNING OF PERIOD	386,316	141,928

CASH AT END OF PERIOD	$50,521	$171,363

CASH PAID FOR:
Interest	-	-
Taxes	-	-

NON-CASH FINANCING ACTIVITIES
Warrants/Common stock/Option issued for services	$0	$0
Convertible note issued in payment of liabilities	$35,000	$0
Common stock, Warrants and Options as prepaid expense	$0	$849,128

The report on the financial statements and accompanying notes are an integral part of these condensed financial statements.

Table of Contents	4

MassRoots, Inc.

Notes to the Condensed Financial Statements

June 30, 2016 (Unaudited)

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

Operating results for the six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 30, 2016.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of June 30, 2016 and December 31, 2015, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not required.

Table of Contents	5

MassRoots, Inc.

Notes to the Condensed Financial Statements

June 30, 2016 (Unaudited)

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

6

MassRoots, Inc.

Notes to the Condensed Financial Statements

June 30, 2016 (Unaudited)

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

 As of June 30, 2016, the Company had outstanding convertible notes that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions.

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

The computation of basic and diluted loss per share as of June 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

7

MassRoots, Inc.

Notes to the Condensed Financial Statements

June 30, 2016 (Unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

June 30, 2016
Common stock issuable upon conversion of convertible debt	4,252,333
Options to purchase common stock	5,584,880
Warrants to purchase common stock	9,742,044
Totals	19,579,257

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

Table of Contents	8

MassRoots, Inc.

Notes to the Condensed Financial Statements

June 30, 2016 (Unaudited)

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

NOTE 3  NOTE RECEIVABLE

On March 24, 2016, the Company entered into an agreement with Santino Walter Productions, LLC ("SWP") in which the Company purchased a Senior Secured Promissory Note ("Note”) with a principle amount of $156,000 for a purchase price of $130,000. The funds are solely to be used by SWP for costs related to the Denver Annual 420 Rally ("420 Rally"). The Note matures in 60 days and is secured against all assets of SWP. The Company also entered into License and Letter Agreements with SWP pursuant to which  the Company will earn a 50% licensing fee on all ticket sales and sponsorship sales, along with 15% of all booth sales, of the 420 Rally. The Company is obligated to provide the ticketing system and cover all activation costs related to the tickets. The first $130,000 in revenue received related to the 420 Rally will to be used to cover the remaining costs of talent for the event; the next $156,000 in revenue will be used to repay the Note. All proceeds from ticket sales and sponsorships will be held by the Company initially; after payment of the Note, and all fees earned by the Company under the agreement, the remaining proceeds will then be distributed to SWP. All talent booked by SWP for the 420 Rally will be required to create a MassRoots profile, which can be waived at the Company's sole discretion. The Company also retains the right to participate in a materially similar transaction related to the 420 Rally every year through 2020. During the second quarter of 2016, this note was repaid with proceeds from ticket sales of the 420 Rally.

NOTE 4 PROPERTY AND EQUIPMENT

Fixed assets were comprised of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Computers	$ 69,116	$ 58,121
Office equipment	35,208	27,083
Total	104,324	85,224
Less: Accumulated depreciation	20,926	12,201
Property and equipment, net	$ 83,398	$ 73,023

Depreciation expense for the six months ended June 30, 2016 and 2015 was $8,725 and $4,094, respectively.

NOTE 5  CONVERTIBLE DEBT

On March 24, 2014, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures is $269,100 and originally matured on March 24, 2016 with a zero percent interest rate. The debentures are convertible into shares of the Company’s common stock at $0.10 per share. In March 2016, the debentures were amended to extend the maturity date to March 24, 2018. As of June 30, 2016 and December 31, 2015, the aggregate carrying value of the debentures was $209,100 net of debt discounts of $0.

In February 2016, the Company issued to a service provider a 12 month convertible debentures at 15% interest with a principal amount of $35,000 along with 35,000 3-year warrants to purchase shares common stock at $1.00 per share The convertible debentures are payable at maturity, and convertible at the investor’s determination at a price equal to 90% of the price of a subsequent public underwritten offering if one occurs over $5 million, or, if no subsequent offering occurs, at $0.75 per share. As of June 30, 2016 and December 31, 2015, the aggregate carrying value of the debentures was $13,005 and $0, net of debt discounts of $21,995 and $0, respectively.

Table of Contents	9

MassRoots, Inc.

Notes to the Condensed Financial Statements

June 30, 2016 (Unaudited)

On March 17, 2016, the Company sold to investors six (6) month secured convertible original issue discount notes with principal amount in the aggregate of $1,514,667, together with five year warrants to purchase an amount of shares of the Company’s common stock equal to the number of shares of common stock issuable upon the conversion of the notes in full and having an exercise price of $1.00 per share. If the Company exercises its right to prepay the note, the Company shall make payment to the investor of an amount in cash equal to the sum of the then outstanding principal amount of the note that it desires to prepay, multiplied by (a) 1.2, during the first ninety (90) days after the execution of this Note, or (b) 1.35, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) one dollar ($1.00), and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the note; provided, however, if any part of the principal amount of the note remains unpaid at its maturity date September 17, 2016, the conversion price will be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date September 17, 2016. The notes require that any net proceeds received subsequent offerings made by the Company first be used to repay the notes’ outstanding principal amount. If the note is not repaid by the maturity date, the investors will receive, in aggregate, but calculated pro rata to the principal amounts remaining outstanding at the time of maturity, up to five hundred thousand (500,000) shares of the Company’s common stock. Gross proceeds received by the Company for the notes and warrants in this Offering was $1,420,000, while net proceeds were $1,271,600 (excluding any legal fees). As of June 30, 2016 and December 31, 2015, the aggregate carrying value of the notes were $979,494, net of debt discounts of $535,173 and $0, respectively.

The Company’s convertible debt is summarized as follows as of June 30, 2016 and December 31, 2015:

	2016	2015
Principal balance	$1,758,767	$209,100
Less: debt discount	($557,168)	(-)
Convertible debentures, net	$1,201,599	209,100
Less, current portion	($992,499)	(-)
Long term portion	$ 209,100	$ 209,100

NOTE 6  DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

The Company identified conversion features embedded within convertible debt and warrants outstanding for the six months ended June 30, 2016 and the year ending December 31, 2015. The Company has determined that the features associated with the embedded conversion option and exercise prices, in the form a ratchet provisions, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

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

Table of Contents	10

MassRoots, Inc.

Notes to the Condensed Financial Statements

June 30, 2016 (Unaudited)

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

As of June 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2016:

	Level 1		Level 2	Level 3	Total
Derivative liability	$		$-	$195,108	$195,108
Total		$-	$-	$195,108	$195,108

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2016:

Balance, December 31, 2015	$-
Transfers in of Level 3	509,404
Mark-to-market – gain on change in fair value of derivative liability - 2016	(314,296)
Balance, June 30, 2016	$195,108

Table of Contents	11

MassRoots, Inc.

Notes to the Condensed Financial Statements

June 30, 2016 (Unaudited)

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

During the six months ended June 30, 2016, the fair value of the derivative liabilities containing certain variable conversion features were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 112.29%, (3) weighted average risk-free interest rate of 0.39% to 0.47% (4) expected life of 6 months, and (5) estimated fair value of the Company's common stock of $1.04 to $1.26 per share.

NOTE 7  CAPITAL STOCK

The Company is currently authorized to issue 200,000,000 shares of its common stock at $0.001 par value per share. As of December 31, 2015, there were 46,939,965 shares of common stock issued and outstanding and 624,000 shares of common stock to be issued. As of June 30, 2016, there were 49,197,385 shares of common stock issued and outstanding and 136,227 shares of common stock to be issued.

The Company is currently authorized to issue 21 Series A preferred shares at $1.00 par value per share with 1:1 conversion and voting rights. As of June 30, 2016, there were no shares of Series A preferred shares issued and outstanding.

The following common stock transactions were recorded during the six months ended June 30, 2016:

The Company issued 624,000 shares of common stock which was previously classified as shares to be issued as of December 31, 2015.

The Company issued 341,250 shares of common stock for services rendered at an average stock price of $0.87 per share, and recorded another 25,000 as to be issued for services rendered at an average stock price of $0.85 per share.

The Company issued 5,227 common shares for the cashless exercise of a stock warrant.

The Company issued 812,734 common shares and is obligated to issue an additional 106,000 common shares as of June 30, 2016 for the cash exercise of stock warrants.

The Company issued 264,158 common shares for the cashless exercises of stock options.

The Company issued 210,000 common shares for the cash exercise of stock options.

NOTE 8  STOCK WARRANTS

In January 2016, the Company issued warrants to purchase 100,000 shares of common stock at $0.83 per share to certain service providers, valued at $68,369.

In February 2016, the Company issued warrants to purchase 35,000 shares of common stock at $1.00 per share to a service provider, valued at $24,301.

Table of Contents	12

MassRoots, Inc.

Notes to the Condensed Financial Statements

June 30, 2016 (Unaudited)

On March 24, 2016, in connection to the issuance of convertible notes, the Company granted to the same investors five year warrants to purchase an aggregate of 1,514,669 shares of the Company’s common stock at $1.00 per share. The warrants may be exercised any time after the issuance through and including the fifth (5th) anniversary of its original issuance. The warrants have a fair market value of $910,596. The fair market value was calculated using the Binomial Option Pricing Model, assuming approximately 0% risk-free interest, 0% dividend yield, 112.3% volatility, and expected life of 5 years.

Stock warrants outstanding and exercisable on June 30, 2016 are as follows:

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.001	3,963,659	1.0	3,963,659
0.40	3,400,275	0.6	3,400,275
0.50	2,489,041	3.6	2,489,041
0.60	50,000	3.8	50,000
0.83	100,000	4.5	100,000
0.90	175,000	4.0	175,000
1.00	2,310,669	3.5	2,310,669
1.06	146,200	2.4	146,200
3.00	407,475	2.3	407,475
	9,742,044	1.2	9,742,044

A summary of the warrant activity for the six months ended June 30, 2016:

		Weighted-Average	Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term
Outstanding at December 31, 2015	9,018,609	$0.42	2.26
Grants	1,649,669	$0.99	4.95
Exercised	(926,234)	$0.4	0.96
Canceled	—	—	—
Outstanding at June 30, 2016	9,742,044	$0.514	1.68
Exercisable at June 30, 2016	9,742,044	$0.514	1.68

The aggregate intrinsic value outstanding stock warrants was $1,406,058 the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.86 as of June 30, 2016, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

NOTE 9  EMPLOYEE EQUITY INCENTIVE PLANS

During the six months ended June 30, 2016, the Company granted options to purchase 691,250 shares at an average of $0.96 per share to 12 employees and consultants of the Company under the Company’s 2015 equity incentive plan, with most vesting monthly over the course of one year. The fair market value of the options is $1,330,984.

Stock options outstanding and exercisable on June 30, 2016 are as follows:

Table of Contents	13

MassRoots, Inc.

Notes to the Condensed Financial Statements

June 30, 2016 (Unaudited)

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.10	1,500,000	7.9	750,000
0.50	628,217	8.80	604,881
0.60	105,000	8.7	105,000
0.80	160,000	9.4	106,656
0.83	100,000	9.7	0
0.90	1,860,413	9.5	1,465,341
1.00	850,000	9.4	24,996
1.05	381,250	9.7	246,335
	5,584,880	9.1	3,303,209

A summary of the stock option activity for the six months ended June 30, 2016:

			Weighted-Average
		Weighted-Average	Remaining
	Shares	Exercise Price	Contractual Term

Outstanding at December 31, 2015	5,625,000	$0.59	9.3
Grants	691,250	0.97	9.7
Exercised	(636,783)	0.5	8.8
Canceled	(94,587)	0.5	8.8
Outstanding at June 30, 2016	5,584,880	$0.66	8.9
Exercisable at June 30, 2016	3,303,209	$0.64	8.6

The aggregate intrinsic value of outstanding stock options was ($1,406,058), based on options with an exercise price less than the Company’s stock price of $0.86 as of June 30, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.

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

The fair value of the granted options for the six months ended June 30, 2016 was determined using the Black Scholes option pricing model with the following assumptions:

Table of Contents	14

MassRoots, Inc.

Notes to the Condensed Financial Statements

June 30, 2016 (Unaudited)

Dividend yield:	0%
Volatility	111.89% to 119.16%
Risk free rate:	1.75% to 2.10%
Expected life:	10 years
Estimated fair value of the Company’s common stock	$0.80 to $1.05
Estimated forfeiture rate	0%

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

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the six months ended June 30, 2016 and 2015, rent expense was $60,674 and $22,998, respectively.

NOTE 11  SUBSEQUENT EVENTS

From August 12 to August 17, 2016, the Company raised $1,636,500 in gross proceeds from the sale of shares of the Company’s common stock, together with warrants, with one Warrant entitling the holder to purchase one share of Common Stock at a price equal to $0.90 per share in a registered “best efforts” offering to certain investors pursuant to an effective registration statement (the “Offering”). The purchase price paid by the investors was $0.50 for one share of Common Stock and one half Warrant. The Warrants are immediately exercisable and expire three years from the date of issuance. The shares of Common Stock and Warrants are immediately separable and will be issued separately. A total of 3,273,000 shares of Common Stock and 3,273,000 Warrants were sold in the Offering and will be issued pursuant to the prospectus, dated August 12, 2016 and filed with the Securities and Exchange Commission as of the same date. As of August 17, 2016, 1,247,000 of these shares had been issued.

Subsequent to close of the quarter, the Company issued 136,000 shares recorded as to be issued as of June 30, 2016, 349,000 additional shares for the cash exercise of $0.40 warrants, and 77,500 shares issued as severance compensation to five former employees.

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

Overview

MassRoots, Inc. is a Delaware corporation formed on April 24, 2013. Our principal place of business is located at 1624 Market Street, Suite 201, Denver, CO 80202, our telephone number is (720) 442-0052 and our corporate website is www.MassRoots.com/Investors. The information on our website, mobile apps, and blog is not a part of this Quarterly Report on Form 10-Q.

As discussed in the Notes to the Financial Statements, the Company has experienced recurring losses and negative cash flows from operations since inception. We have relied on equity financing to fund operations. There can be no guarantee that we will ever become profitable, or that adequate additional financing will be realized in the future or otherwise may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our development efforts. We will need to generate significant revenues to achieve profitability and we may never do so. These factors raise substantial doubt about the Company’s ability to continue as a going concern. We have been implementing our strategic plan, as set forth below, on which we believe we will be able to continue operations and become profitable in the future.

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

When fully developed, the revamped MassRoots for Business portal will consolidate many online marketing functions for cannabis-related business in one central platform. We expect businesses will be able to schedule posts on MassRoots, Facebook and Twitter; purchase advertising on both MassRoots owned-properties as well as third party digital properties; and view actionable, real-time data from MassRoots and third party sources in easy-to-read formats. We believe this will serve as a solid foundation for future business-related features as we prepare to integrate dispensary point-of-sale data later this year.

We believe that MassRoots can reach profitability from its current userbase and web traffic. We are focused on including in our app and website features that they previously lacked - the ability to connect users with the dispensaries and products for which they are looking. We believe that our dispensary finder is a solid first step in fixing this deficiency and product pages with live menu pricing will mostly resolve the problem by the end of Q3 2016. MassRoots’ management believes it can get the Company to cash-flow positive on a monthly basis by the end of 2016.

16

Continued Focus on Search Engine Optimization

There are currently tens of millions of Google searches every month for cannabis-related terms and questions – consumers, voters, activists and government officials looking for high-quality, reliable information on cannabis. Since launching MassRoots’ web platform in December 2015, we have been able to generate over 2 million page views from hundreds of thousands of unique visitors by indexing the content on our network and integrating our blog; however, this is only a fraction of the total searches that occurred during the same timeframe. In order to expand our market share of search results and web traffic, we intend to expand the functionality and content of MassRoots’ discover page to better connect consumers with the information for which they are looking.

Expense Reductions

During July 2016, the Company eliminated $54,000 in monthly expenses by terminating relationships with certain vendors, reducing headcount from 33 to 24 full-time employees, and utilizing new technological tools to achieve better results with fewer resources. As many of these contracts and agreements had 30, 60 or 90-day termination clauses, we expect these expense reductions not to be fully reflected until the fourth quarter of 2016. Reductions in staff were concentrated on the content, account services, and sales teams, while the team focused on our core product – development – remains fully intact. Even as MassRoots continues to scale its userbase and revenues, we do not expect a significant increase in the size of our team as we plan to automate as many processes as possible in a self-service platform for our clients. Like other leaders in the technology field, our plan is to scale through automation and technology, not by increasing our staff and overhead. We believe these expense reductions could result significant savings for the Company, currently estimated to be approximately $648,000 annually. MassRoots’ management will continue to review for unnecessary expenses on a weekly basis and believe the Company can reach cash-flow positive on a monthly basis by the end of 2016.

The Team

MassRoots has 24 full-time employees working out of headquarters in downtown Denver, Colorado. The majority of these employees are engineers and designers focused on developing new features for the MassRoots platform. We believe that over the long run, a small, talented and close knit team will outperform larger teams. We believe we have found talented individuals at every level – sales representatives who outperform expectations; managers who make architectural decisions that will prevent costly and time-consuming blunders; and engineers developing new features that have the potential to provide significant long term returns.

One of MassRoots’ top priorities in 2016 has been recruiting and retaining some of the top talent in the cannabis and technology industries. In June 2016, we hired Lance Galey as MassRoots’ Chief Technology Officer. Previously, Mr. Galey served as Chief Software Architect of Cloud Services for Autodesk and Vice President and Principle Architect at Salesforce, where he led the architecture and development of numerous core infrastructure and platform services underlying a large portfolio of Salesforce SaaS applications. In 2013, he was selected as the executive MVP for the technology division of Salesforce.com.

Table of Contents	17

420 Rally

In March 2016, we entered into agreements with Santino Walter Productions and the Denver Annual 420 Rally to produce and promote the Denver Annual 420 Rally (“420 Rally Deal”). Under the terms of the agreements, which are included in our 8-K filed on March 31, 2016, MassRoots purchased a debt note with a principal amount of $156,000 from Santino Walter Productions for a purchase price of $130,000. These funds were wired directly to Young Money Touring and WME Entertainment to book Lil Wayne and Wiz Khalifa to perform at the 420 Rally. Additionally, MassRoots is to received 50% of all ticket and sponsorship sales, 15% of all booth sales and has the right to enter into a materially-similar agreement every year through 2020. MassRoots primarily entered into the 420 Rally Deal to grow its user and clientele base in the Denver metro area – an estimated 100,000 people primarily from the Denver metro area attended this year’s event, the target market for hundreds of dispensaries in Colorado.

On April 16, 2016, the original date of the 420 Rally, a severe snowstorm hit Denver and forced event organizers to postpone the festival until May 21, 2016. MassRoots generated roughly $230,000 in revenue from ticket sales from the 420 Rally but had to incur an additional $130,000 in expenses as a result of the reschedule. Although the event ended up being a monetary loss of approximately $30,000, we believe the exposure, relationships and information gained as a result of the event will be beneficial to the MassRoots brand. MassRoots’ management learned a valuable lesson in risk-exposure and protecting against unforeseen events as a result of the snowstorm and reschedule.

We do not expect MassRoots to be major sponsors or producers of events going forward – we believe we have an incredible core business in digital advertising and that is where our team’s focus needs to remain.

State and National Brand Business Model

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

During the second quarter of 2016, we signed advertising contracts with a total value of $259,450 with 32 of the leading cannabis brands in the industry. As many of these contracts were for 3, 6 or 12-month campaigns, only a portion of the value was realized during the second quarter of 2016, and the rest will be realized over the coming quarters, building a solid foundation on which we can expand.

While the vast majority of MassRoots’ advertising revenue to date has come from brands within the cannabis industry, we have started to see significant interest from mainstream brands and advertising agencies looking to market to cannabis consumers. Uber and Fusion, a division of Univision, became the first mainstream brands to advertise with MassRoots and have opened the doors for other major brands to evaluate the space. We believe that as the regulated cannabis market continues to expand, mainstream brands and advertising agencies will begin to allocate portions of multi-million advertising budgets towards outreach to the millions of cannabis consumers in the United States – especially food, lighter and agricultural brands. We are positioning MassRoots to be one of the first companies to receive these budget allocations.

Local Store Business Model

We launched a beta version of MassRoots’ dispensary finder on August 8, 2016 and currently have over 175 dispensary locations paying for a basic listing. With the core functionality now in place, we aim to rapidly iterate and expand on its functionality to include menus with live pricing, product pages with reviews, and top search result placement for paid advertisers. We believe that each of these features will create new revenue streams for our business – other businesses have generated tens of millions in revenue off of such features.

Table of Contents	18

On Competitive Advantage and Network Effects

We believe network effects serve as the most powerful form of competitive advantage for consumer-facing consumer networks, including MassRoots. Once a person and their friends join a consumer or social network, it is unlikely they switch their active usage to another network in the same category. In 2011, Google+ launched to much fanfare as the, “Facebook Killer,” with the resources of Google at its disposal: billions of dollars in launch and advertising costs, immediate integration with the largest search engine in the world, and the use of the Google brand. However, it failed to gain traction because Facebook already dominated the market. Similarly, Facebook launched Poke in 2013 to compete with Snapchat. However, even with arguably more advanced features and Facebook’s backing, Poke failed to make a dent in Snapchat’s market share and was shuttered shortly after.

Market Share

As of early August 2016, MassRoots had approximately 950,000 users of an estimated 10 million Americans who consume cannabis on a monthly basis according to ArcView Market Research, a market that we believe will continue to grow as additional states pass laws to regulate and control the sale of cannabis. We have approximately 2,500 of the estimated 15,000 cannabis-related businesses in America actively posting on our network according to ArcView Market Research, a market that we believe will continue to grow as additional states pass laws to regulate and control the sale of cannabis.

2016 Elections

MassRoots believes the 2016 elections have the potential to significantly increase the size and scope of the regulated cannabis industry. According to the Marijuana Policy Project, campaigns in Maine, Nevada, Arizona, California, Michigan, Florida, and Massachusetts are expected to succeed in placing initiatives on their states’ ballots for this year’s election.

Historically-speaking, the demographic make-up of the electorate during presidential election years tends to be younger and more diverse than in off-year elections, groups that are generally more supportive of the legalization of cannabis. We believe a number of the state initiatives on this year’s ballot stand a significant chance of becoming law. A 2016 ArcView Market Research Report projects the regulated cannabis industry could grow to $10 billion by 2018 as a result of this year’s elections.

Our business model is designed to benefit from this trend. When a new state passes a medical or recreational cannabis law, we are able to start registering users and businesses in that state with minimal marginal cost. Because MassRoots is not involved in the production or sale of cannabis, we do not have to build outgrow operations, open retail stores, or have a significant physical presence in the state in order to generate revenue. At the same time, MassRoots’ financial model is not tied to the success of a particular location or brand – we believe we will have a significant percentage of all dispensaries and brands on our platform, making MassRoots a play on the industry as a whole.

MassRoots is also in a unique position to help these legalization initiatives become law. With close to 950,000 registered users on our network, half a million followers on other social channels, a 600,000+ person opt-in email list, and relationships with 2,500 businesses, MassRoots has the reach and scale to raise awareness of these initiatives, push voter registration, and drive grassroots donations to these campaigns. To be clear, MassRoots does not intend to allocate material shareholder resources to these campaigns, but to use our social reach and influence to help legalization initiatives pass. Not only will this help expand regulated cannabis markets and our potential revenue, but it will raise awareness and improve favorability of the MassRoots brand amongst cannabis consumers.

Sitting at the intersection of healthcare on the medical cannabis side and a vice industry on the recreational cannabis side, we believe the cannabis industry can continue to grow in any economic climate.

Competition

We do not believe we face any significant competition as a social platform for the cannabis community; there are no other companies with more than 100,000 users or significant capital. However, as more of our localized advertising features come online through the rest of 2016, we have begun to actively compete with dispensary locators and strain guides, such as WeedMaps and Leafly, for dispensaries' advertising budgets.

Table of Contents	19

Results of Operations

	For the three-months ended
	June 30, 2016 (Unaudited)	June 30, 2015 (Unaudited)	$ Change	% Change
Gross revenue	$492,233	$2,126	$490,107	230%

General and administrative expenses	2,322,953	1,493,131	829,822	57%

Loss from Operations	(1,830,360)	(1,491,005)	(339,355)	24%

Other Income /(Expense)	(335,897)	(26,292)	(309,605)	1,178%

Net Loss	($2,166,257)	($1,517,297)	($648,960)	44%

Net loss per share - basic and diluted	($0.05)	($0.03)	($0.02)	57%
	For the six-months ended
	June 30, 2016 (Unaudited)	June 30, 2015 (Unaudited)	$ Change	% Change
Gross revenue	$585,618	$3,066	$582,552	1,900%

General and administrative expenses	4,701,160	2,058,883	2,642,327	129%

Loss from Operations	(4,155,542)	(2,055,817)	(2,059,725)	101%

Other Income /(Expense)	(686,938)	(11,991)	(674,947)	5,629%

Net Loss	($4,802,480)	($2,067,808)	($2,734,672)	133%

Net loss per share - basic and diluted	($0.10)	($0.05)	($0.05)	100%

Revenues

While MassRoots’ consumer-facing network launched in July 2013, we did not start generating advertising revenue until we crossed a half million users in mid-August 2015. Our clients have primarily been ancillary businesses marketing their products to cannabis consumers through endorsed posts on MassRoots, sponsored content on our blog, and mentions in our email newsletter.

For the three months ended June 30, 2016 and 2015, we generated revenues of $492,233 and $2,126, respectively, an increase of $490,107. For the six months ended June 30, 2016 and 2015, we generated revenues of $585,618 and $3,066, respectively, an increase of $582,552. Of this $585,618 generated in the six months ended June 30, 2016, $325,618 was made up of advertising revenue related to the MassRoots network, $240,000 was related to the 420 Rally, while the remaining revenue of $20,000 was made up of sales on our online merchandise store. The increase in revenues for both the three and six months ended June 30, 2016 was primarily caused by more digital advertising sales and 420 Rally ticket sales.

Table of Contents	20

Cost of Goods Sold

For the three months ended June 30, 2016 and 2015, cost of goods sold was $285,228 and $0, respectively. For the six months ended June 30, 2016 and 2015, cost of goods sold was $293,780 and $0, respectively. This is an increase of $285,228 and $293,780 for the three and six months ended June 30, 2016, respectively, is primarily due to $240,000 in costs associated with the 420 Rally as well as the cost of items sold from our online merchandise store, MassRoots.com/Shop. Our primary purpose of both the 420 Rally and the merchandise store was to raise awareness of the MassRoots brand and drive user downloads and web traffic, not to generate profits. MassRoots’ main business model will remain generating digital advertising sales.

Operating Expenses

For the three months ended June 30, 2016 and 2015, our operating expenses were $2,322,952 and $1,493,131, respectively, an increase of $876,423. For the three months ended June 30, 2016, these increases were mainly attributed to an $257,959 increase in payroll-related expenditures and a $393,655 increase in options issued for services. For the six months ended June 30, 2016 and 2015, our operating expenses were $4,701,160 and $2,058,883, respectively. This $2,642,327 increase for the six months ended June 30, 2016 is attributed mainly to an increase of $690,527 in payroll-related expenditures, an increase of $1,017,413 in options issuances for services to employees and service providers, and a $432,629 increase in other general and administrative expenditures, including rent, travel, and legal expenses. Approximately $200,000 of these expenditures were related to commissions, legal, and closing fees of the convertible debt financing closed in March 2016.

Other Income (Expense)

For the three months ended June 30, 2016 and 2015, the Company recorded interest expense of $0 and $2,091, respectively. For the three months ended June 30, 2016 and 2015, the Company realized gains related to the fair value mark to market adjustments of its derivative liabilities of $537,153 and $0, respectively. The derivative liabilities are caused by certain price protections found in the warrants issued as part of the Company’s March 2016 convertible debt offering. For the three months ended June 30, 2016 and 2015, the Company recorded amortization of discount on notes payable of $873,052 and $24,201, respectively.

For the six months ended June 30, 2016 and 2015, the Company recorded interest expense of $8,635 and $4,381, respectively, with the increase primarily caused by interest on the Company’s March 2016 convertible debt offering. For the six months ended June 30, 2016 and 2015, the Company realized gains related to the fair value mark to market adjustments of its derivative liabilities of $314,296 and $42,737, respectively. The derivative liabilities are caused by certain price protections found in the warrants issued as part of the Company’s March 2016 convertible debt offering. For the six months ended June 30, 2016 and 2015, the Company recorded amortization of discount on notes payable of $992,601 and $50,347, respectively.

For the three months ended June 30, 2016 and 2015, we had net losses of $2,166,257 and $1,517,297, respectively, an increase of $648,960, for the reasons discussed above.

For the six months ended June 30, 2016 and 2015, we had net losses of $4,802,480 and $2,067,808, respectively, an increase of $2,734,672, for the reasons discussed above.

Table of Contents	21

Liquidity and Capital Resources

Net cash used in operations for the six months ended June 30, 2016 and 2015 was $2,133,202 and $1,352,043, respectively. This increase was primarily caused by a widening net loss in the Company’s operations, an increase in the value of options issued to employees, and the interest charged on the Company’s March 2016 convertible debt offering. The root cause of these expenses is an increase of the size of MassRoots’ team from 7 employees in early 2015 to 33 in early 2016.

Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was $19,100 and $213,158, respectively. These investing activities were related to the purchase of equipment, primarily computers for the six months ended June 30, 2016 and 2015 of $19,100 and $38,158, respectively. During the six months ended June 30, 2015, MassRoots made a one-time investment in Flowhub of $175,000; as we did not make any such investment in 2016, the net cash used in investing activities decreased.

Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 was $1,816,507 and $1,594,636, respectively. During the six months ended June 30, 2016, these funds came mainly from warrant exercises and the Company’s March 2016 convertible debt offering, while during the six months ended June 30, 2015, they came primarily from equity issuances.

Capital Resources

As of June 30, 2016, we had cash on hand of $50,521 and receivables of $76,752, primarily from clients for advertising services. We believe this is sufficient to fund the Company’s operations through the end of July 2016; however, as of June 30, 2016, there are warrants outstanding to purchase up to 2,489,041 shares with an exercise price of $0.40 per share, which, if all were exercised, would supply $995,616 in cash to the Company.

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

Table of Contents	22

Fundraising

On March 17, 2016, the Company sold to investors six (6) month secured convertible original issue discount notes in the principal amount in the aggregate of $1,514,667, together with five year warrants to purchase up to an amount of shares of the Company’s common stock equal to the number of shares of common stock issuable upon the conversion of the notes in full and having an exercise price of $1.00 per share. If the Company exercises its right to prepay the note, the Company shall make payment to the investor of an amount in cash equal to the sum of the then outstanding principal amount of the note that it desires to prepay, multiplied by (a) 1.2, during the first ninety (90) days after the execution of this Note, or (b) 1.35, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) one dollar ($1.00), and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the note; provided, however, if any part of the principal amount of the note remains unpaid at its maturity date, the conversion price will be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date. The notes require that any net proceeds received from subsequent offerings made by the Company first be used to repay the notes’ outstanding principal amount. If the note is not repaid by the maturity date, the investors will receive, in aggregate, but calculated pro rata to the principal amounts remaining outstanding at the time of maturity, up to five hundred thousand (500,000) shares of the Company’s common stock. Gross proceeds received by the Company for the notes and warrants in this Offering was $1,420,000, while net proceeds were $1,271,600 (excluding legal fees).

From August 12 to August 17, 2016, the Company raised $1,636,500 in gross proceeds from the sale of shares of the Company’s common stock, together with warrants, with one Warrant entitling the holder to purchase one share of Common Stock at a price equal to $0.90 per share in a registered “best efforts” offering to certain investors pursuant to an effective registration statement (the “Offering”). The purchase price paid by the investors was $0.50 for one share of Common Stock and one half Warrant. The Warrants are immediately exercisable and expire three years from the date of issuance. The shares of Common Stock and Warrants are immediately separable and will be issued separately. A total of 3,273,000 shares of Common Stock and 3,273,000 Warrants were sold in the Offering and will be issued pursuant to the prospectus, dated August 12, 2016 and filed with the Securities and Exchange Commission as of the same date.

Required Capital Over the Next Fiscal Year

We believe MassRoots will need to raise an additional $2.5 million over the next fiscal year to sustain operations; however, we expect to be able to raise some of these funds through warrant exercises and through a registered offering of our securities. As of June 30, 2016, there were warrants outstanding to purchase up to 2,489,041 shares with an exercise price of $0.40 per share, which, if all were exercised, would supply $995,616 in cash to the Company.

If we are unable to raise the funds we will seek alternative financing through means such as sales of our securities or borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 1.

Table of Contents	23

Item 3. Quantitative & Qualitative Disclosures about Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2016 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

None.

Item 6. Exhibits

31.2	(1) Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(2) Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2) Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MASSROOTS, INC.

(Registrant)

Dated: August 17, 2016

By: /s/ Isaac Dietrich

Isaac Dietrich, Chief Executive Officer

(Principal Executive Officer)

Dated: August 17, 2016

By: /s/ Jesus Quintero

Jesus Quintero, Chief Financial Officer

(Principal Accounting Officer)

Table of Contents	26