Form 10-Q
period 2016-09-30
MassRoots, Inc.
filed 2016-11-14
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2016

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

(720) 442-0052

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of November 9, 2016, there were 67,894,937 shares of the registrant’s common stock issued and outstanding.

Unless we have indicated otherwise or the context otherwise requires, references in this Quarterly Report to “MassRoots,” the “Company,” “we,” “us” and “our” or similar terms are to MassRoots, Inc.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements include, among other things, statements regarding:

·	the growth of our business and revenues and our expectations about the factors that influence our success;
·	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring and grow our business;
·	our plans for our MassRoots for Business portal and the strategy and timing of any plans to monetize our network, including the paid conversion rates and the willingness of businesses to continue to advertise on our platform;
·	our user growth expectations;
·	our ability to attain funding and the sufficiency of our sources of funding;
·	our expectation that our cost of revenues, development expenses, sales and marketing expenses, and general and administrative expenses will increase;
·	fluctuations in our capital expenditures; and
·	other statements regarding our future operations, financial condition and prospects, and business strategies. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors” in our Prospectus filed August 23, 2016, and any other risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASSROOTS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$ 126,615	$ 386,316
Accounts receivable	111,824	39,500
Prepaid and other	-	12,938
Total current assets	238,439	438,754

Property and equipment, net	77,899	73,023

Other assets:
Investments in Flowhub, LLC	175,000	175,000
Deposits and other assets	33,502	33,502
Total other assets	208,502	208,502

Total assets	$ 524,840	$ 720,279

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$ 744,888	$ 109,997
Accrued expenses	56,505	84,355
Convertible notes payable, short term	767,604	-
Derivative liability	1,288,302	-
Total current liabilities	2,857,299	194,352

Long term debt:
Convertible notes payable, long term	209,100	209,100
Total liabilities	3,066,399	403,452

Stockholders' (deficit) equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 54,010,150 and 46,939,965 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	54,010	46,940
Common stock to be issued, 790,374 and 624,000 shares, respectively	790	624
Additional paid in capital	17,491,266	12,101,784
Accumulated deficit	20,087,625	(11,832,521)
Total stockholders' (deficit) equity	2,541,559	316,827

Total liabilities and stockholders' (deficit) equity	$ 524,840	$ 720,279

See the accompanying notes to the unaudited condensed financial statements

Table Of Contents	1

MASSROOTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:	$ 209,003	$ 60,916	$ 794,621	$ 63,982

Operating expenses:
Cost of revenues	8,807	8,408	302,587	8,408
Advertising	121,642	157,962	679,061	421,082
Payroll and related expenses	478,775	394,176	1,714,819	916,546
Stock based compensation	613,353	557,454	2,306,662	1,265,536
Other general and administrative expenses	871,634	324,154	1,792,242	889,467
Total operating expense	2,094,211	1,442,154	6,795,371	3,501,039

Loss from operations	(1,885,208)	(1,381,238)	(6,000,750)	(3,437,057)

Other income (expense):
Gain (loss) on change in fair value of derivative liabilities	1,006,358	(658,929)	1,320,654	(616,192)
Interest expense	(2,573,814)	(57,080)	(3,575,008)	(111,807)
Total other income (expense):	(1,567,456)	(716,009)	(2,254,354)	(727,999)

Net loss before income taxes	(3,452,664)	(2,097,247)	(8,255,104)	(4,165,056)

Provision of income taxes (benefit)	-	-	-	-

NET LOSS	$ (3,452,664)	$ (2,097,247)	$ (8,255,104)	$ (4,165,056)

Net loss per common share-basic and diluted	$ (0.07)	$ (0.05)	$ (0.17)	$ (0.10)

Weighted average number of common shares outstanding-basic and diluted	51,083,084	44,975,905	48,916,198	42,984,431

See the accompanying notes to the unaudited condensed financial statements

Table Of Contents	2

MASSROOTS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

			Common stock		Additional
	Common stock		To be issued		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2016	46,939,965	$ 46,940	624,000	$ 624	$ 12,101,784	$ (11,832,521)	$ 316,827
Common stock issued related to 2015 stock grants	624,000	624	(624,000)	(624)	-	-	-
Common stock issued for services rendered	611,675	611	-	-	453,183	-	453,794
Common stock issued upon exercise of warrants for cash	1,505,734	1,506	-	-	594,825	-	596,331
Common stock issued upon exercise of options for cash	210,000	210	-	-	24,790	-	25,000
Common stock issued upon cashless exercise of warrants	5,277	5	-	-	(5)	-	-
Common stock issued upon cashless exercise of options	264,158	264	-	-	(264)	-	-
Sale of common stock	2,881,002	2,881	440,000	440	1,657,179	-	1,660,500
Common stock issued in settlement of convertible notes	663,816	664	350,374	350	446,071	-	447,085
Common stock issued for penalties related to convertible notes	304,523	305	-	-	163,316	-	163,621
Fair value of warrants issued for services rendered	-	-	-	-	68,369	-	68,369
Reclassify fair value of derivative liability to equity upon note payment(s)	-	-	-	-	7,308	-	7,308
Stock based compensation	-	-	-	-	1,974,710	-	1,974,710
Net loss	-	-	-	-	-	(8,255,104)	(8,255,104)
Balance, September 30, 2016 (unaudited)	54,010,150	$ 54,010	790,374	$ 790	$ 17,491,266	$ (20,087,625)	$ (2,541,559)

See the accompanying notes to the unaudited condensed financial statements

Table Of Contents	3

MASSROOTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (8,255,104)	$ (4,165,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,224	6,658
Amortization of debt discounts	1,549,669	107,016
Stock based compensation	2,496,873	1,265,536
Change in fair value of derivative liabilities	(1,320,654)	616,192
Non-cash interest	1,265,376	4,791
Penalties related to note maturity	763,872	-
Changes in operating assets and liabilities:
Accounts receivable	(72,324)	4,128
Prepaid and other	12,938	-
Deposits	-	(33,102)
Accounts payable and other liabilities	629,298	203,063
Net cash used in operating activities	(2,915,832)	(1,990,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(19,100)	(45,776)
Investment in Flowhub, LLC	-	(175,000)
Net cash used in investing activities	(19,100)	(220,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	1,660,500	2,073,707
Proceeds from issuance of convertible note	1,420,000	-
Proceeds from exercise of warrants	596,331	341,000
Proceeds from exercise of options	25,000	-
Repayments of convertible notes	(1,026,600)	-
Net cash provided by financing activities	2,675,231	2,414,707

Net decrease) increase in cash	(259,701)	203,157

Cash, beginning of period	386,316	141,928
Cash , end of period	$ 126,615	$ 345,085

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$ -	$ -
Cash paid during period for taxes	$ -	$ -

Non-cash investing and financing activities:
Common stock, warrants and options issued as prepaid expense	$ -	$ 665,641
Common stock issued in settlement of debt	$ 447,085	$ 60,000
Common stock issued in payment of penalties related to notes payable	$ 163,621	$ -
Reclassification of derivative liability to equity upon note payment(s)	$ 7,308	$ -

See the accompanying notes to the unaudited condensed financial statements

Table Of Contents	4

MASSROOTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 30, 2016.

NOTE 2 –GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2016, the Company had cash of $126,615 and working capital deficit (current liabilities in excess of current assets) of $2,618,860. During the nine months ended September 30, 2016, the Company used net cash in operating activities of $2,915,832.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company does not have sufficient funds to meet its funding requirements.

In October and November 2016, the Company sold shares of common stock and warrants for gross proceeds of approximately $3,600,000.  In addition, the Company received approximately $407,000 from the exercise of common stock warrants. It is anticipated that the proceeds from the sale of its common stock and warrants and from the warrant exercise will provide the Company with cash sufficient to fund operations through August 2017. (See Subsequent Events-Note 11)

The Company's primary source of operating funds since inception has been cash proceeds from private placements of common stock, proceeds from the exercise of warrants and options and issuance of notes payable. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has stockholders' deficiencies at September 30, 2016 and will require additional financing to fund future operations.

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

Table Of Contents	5

MASSROOTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Accordingly, the accompanying unaudited condensed interim financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed interim financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, fair values relating to derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Table Of Contents	6

MASSROOTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of September 30, 2016 and December 31, 2015, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not required.

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

Revenue Recognition

The Company recognizes revenue when services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,
(ii)	the services have been rendered and all required milestones achieved,
(iii)	the sales price is fixed and determinable, and
(iv)	collectability is reasonably assured.

The Company primarily generates revenue by charging businesses to advertise on the network. The Company has the ability to target advertisements directly to a clients’ target audience, based on their location, on their mobile devices. In cases where clients sign advertising contracts for an extended period of time, the Company only realizes revenue for services provided during that quarter and defers all other revenue to future quarters.

The Company’s secondary source of income is merchandise sales. The objective with the sales is not to generate large profit margins, but to help offset the cost of marketing. Each t-shirt, sticker and jar the Company sells will likely lead to more downloads and active users.

Cost of Revenue

The Company’s main cost of revenue originates from its merchandise store, where often times the Company realizes low profit margins and is not the main focus of the Company.

Table Of Contents	7

MASSROOTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

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

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable ASC 480-10.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of September 30, 2016 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

Table Of Contents	8

MASSROOTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Stock Based Compensation

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

Net Earnings (Loss) Per Common Share

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

The computation of basic and diluted income (loss) per share as of September 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

September 30, 2016
Common stock issuable upon conversion of convertible debt	2,744,432
Options to purchase common stock	5,569,883
Warrants to purchase common stock	14,079,715
Totals	22,394,030

Reclassification

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as disclosed.

Table Of Contents	9

MASSROOTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2016 and December 31, 2015 is summarized as follows:

	September 30, 2016	December 31, 2015
Computers	$69,116	$58,121
Office equipment	35,209	27,083
Subtotal	104,325	85,224
Less accumulated depreciation	(26,426)	(12,201)
Property and equipment, net	$77,899	$73,023

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $14,224 and $6,658, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On March 24, 2014, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures is $269,100 and originally matured on March 24, 2016 with a zero percent interest rate. The debentures are convertible into shares of the Company’s common stock at $0.10 per share. In March 2016, the debentures were amended to extend the maturity date to March 24, 2018. As of September 30, 2016 and December 31, 2015, the aggregate carrying value of the debentures was $209,100, net of debt discounts of $0.

In February 2016, the Company issued to a service provider a 12 month convertible debenture at 15% interest with a principal amount of $35,000 along with 35,000 3-year warrants to purchase shares of common stock at $1.00 per share. The convertible debenture is payable at maturity, and convertible at the investor’s determination at a price equal to 90% of the price of a subsequent public underwritten offering if one occurs over $5 million, or, if no such subsequent offering occurs, at $0.75 per share. During the nine months ended September 30, 2016, the Company issued or is obligated to issue an aggregate of 343,767 shares in full settlement of the debenture obligation.

On March 14, 2016, the Company sold to investors six (6) month secured convertible original issue discount notes with a principal amount in the aggregate of $1,514,669, together with five year warrants to purchase an amount of shares of the Company’s common stock equal to the number of shares of common stock issuable upon the conversion of the notes in full and having an exercise price of $1.00 per share with reset provisions. If the Company exercises its right to prepay the note, the Company must make payment to the investor of an amount in cash equal to the sum of the then outstanding principal amount of the note that it desires to prepay, multiplied by (a) 1.2, during the first ninety (90) days after the execution of the note, or (b) 1.35, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) $1.00, and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the note; provided, however, for any part of the principal amount of the note that is not paid at its maturity date, September 14, 2016, the conversion price for such amount is equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date, September 14, 2016. The notes require that any net proceeds received in subsequent offerings made by the Company first be used to repay the notes’ outstanding principal amount. Because the note was not repaid by the maturity date, the investors became entitled to receive, in aggregate, but calculated pro rata to the principal amounts remaining outstanding at the time of maturity, up to five hundred thousand (500,000) shares of the Company’s common stock. Gross proceeds received by the Company for the notes and warrants in this offering was $1,420,000, while net proceeds were $1,271,600 (excluding any legal fees). On September 14, 2016, upon maturity of the notes, the Company was unable to make the required payment of the then outstanding aggregate principal amount of $966,384 and was in default under the notes. Penalties in aggregate of $584,735 were added to the carrying amount of the notes and were charged to current period interest.

During the nine months ended September 30, 2016, the Company paid an aggregate of $1,026,800 cash and issued 929,805 shares of its common stock upon conversion of $305,000 of the debenture obligation. In addition, the Company issued an aggregate of 304,523 shares of its common stock as penalty shares valued at $163,621 and was charged to current period interest.

Table Of Contents	10

MASSROOTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

As of September 30, 2016 and December 31, 2015, the aggregate carrying value of the notes were $979,494.

The Company’s convertible debt is summarized as follows as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Note payable dated March 24, 2014	$209,100	$209,100
Secured convertible debentures dated March 17, 2016	767,604	-
Subtotal	976,704	209,100
Less: current portion	(767,604)	-
Long term portion	$209,100	$209,100

NOTE 6 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

The Company identified conversion features embedded within convertible debt and warrants outstanding for the nine months ended September 30, 2016 and the year ending December 31, 2015. The Company has determined that the features associated with the embedded conversion option and exercise prices, in the form of ratchet provisions, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

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

On March 17, 2016, upon issuance of the secured convertible debentures (see Note 5), the Company has determined that the features associated with the embedded conversion option and reset provisions embedded in the issued warrants, in the form of a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. At the date of inception, the Company estimated the fair value of the embedded derivatives of $1,769,121 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 112.29%, (3) weighted average risk-free interest rate of 0.47% to 1.04% (4) expected life of 0.05 to 5.00 years, and (5) estimated fair value of the Company's common stock of $1.04 per share. The estimated fair value of the embedded derivative of $1,769,121 was charged to debt discount up to the net proceeds of $1,420,000 and amortized over the term of the debenture with the excess charged to current period interest.

On September 14, 2016, upon the maturity of certain secured convertible debentures (see Note 5), the embedded conversion terms changed. As such, the Company estimated the fair value of the change in the embedded derivative of $951,254 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 106.24%, (3) weighted average risk-free interest rate of 0.30%, (4) expected life of 3 months, and (5) estimated fair value of the Company's common stock of $0.51 per share. The estimated fair value of the embedded derivative of $951,254 was charged to current period interest.

Table Of Contents	11

MASSROOTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

On September 30, 2016, the Company estimated the fair value of the embedded derivatives of $1,288,302 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 107.61%, (3) weighted average risk-free interest rate of 0.29% to 1.14%, (4) expected life of 0.25 to 4.46 year, and (5) estimated fair value of the Company's common stock of $0.402 per share.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

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

As of September 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

Table Of Contents	12

MASSROOTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of September 30, 2016:

	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Derivative liability	$1,288,302	$-		$-	$1,288,302

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2016:

Balance, December 31, 2015	$—
Transfers in to Level 3:	2,720,375
Transfers out due to conversions and payoffs	(111,419)
Mark to market to September 30, 2016	(1,320,654)
Balance, September 30, 2016	$1,288,302
Gain on change in warrant and derivative liabilities for the nine months ended September 30, 2016	$1,320,654

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

NOTE 7 – CAPITAL STOCK

The Company is currently authorized to issue 200,000,000 shares of its common stock at $0.001 par value per share. As of December 31, 2015, there were 46,939,965 shares of common stock issued and outstanding and 624,000 shares of common stock to be issued. As of September 30, 2016, there were 54,010,150 shares of common stock issued and outstanding and 790,374 shares of common stock to be issued.

The Company is currently authorized to issue 21 Series A preferred shares at $1.00 par value per share with 1:1 conversion and voting rights. As of September 30, 2016, there were no shares of Series A preferred shares issued and outstanding.

Table Of Contents	13

MASSROOTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

The following common stock transactions were recorded during the nine months ended September 30, 2016:

The Company issued an aggregate of 624,000 shares of its common stock which was previously classified as shares to be issued as of December 31, 2015.

The Company issued an aggregate of 611,675 shares of its common stock for services rendered and recorded another 25,000 shares to be issued for services rendered at an average stock price of $0.74 per share.

The Company issued an aggregate of 5,277 shares of its common stock for the cashless exercise of a stock warrant.

The Company issued an aggregate of 1,505,734 shares of its common stock for the cash exercise of stock warrants.

The Company issued an aggregate of 264,158 shares of its common stock for the cashless exercises of stock options.

The Company issued an aggregate of 210,000 shares of its common stock for the cash exercise of stock options.

The Company issued an aggregate of 2,881,002 shares of its common stock and is obligated to issue an additional 440,000 shares of its common stock and warrants for net sales proceeds of $1,660,500.

The Company issued an aggregate of 663,816 shares of its common stock and is obligated to issue an additional 350,374 shares of its common stock in settlement of $305,000 secured convertible debentures (see Note 5).

The Company issued an aggregate of 304,523 shares of its common stock in payment of penalties relating to secured convertible debentures of $163,621 (see Note 5).

NOTE 8 – WARRANTS

In January 2016, the Company issued warrants to purchase 100,000 shares of common stock at $0.83 per share to certain service providers, valued at $68,369.

In February 2016, the Company issued warrants to purchase 35,000 shares of common stock at $1.00 per share to a service provider, valued at $24,301.

On March 24, 2016, in connection with the issuance of convertible notes, the Company granted to the same investors five year warrants to purchase an aggregate of 1,514,669 shares of the Company’s common stock at $1.00 per share. The warrants may be exercised any time after the issuance through and including the fifth (5th) anniversary of its original issuance. The warrants have a fair market value of $910,596. The fair market value was calculated using the Binomial Option Pricing Model, assuming approximately 0% risk-free interest, 0% dividend yield, 112.3% volatility, and expected life of 5 years.

In August and September 2016, the Company issued an aggregate of 3,385,002 warrants to purchase the Company’s common stock at $0.90 per share, exercisable for 3 years in connection with the sale of common stock.

In August 2016, upon the sale of the Company’s common stock, the Company issued an additional 1,514,669 warrants to purchase the Company’s common stock at $0.50 per share, exercisable through March 14, 2021. The exercise price of the previously issued 1,514,669 warrants issued in connection with the debt was reset from $1.00 per share to $0.50

Table Of Contents	14

MASSROOTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Warrants outstanding and exercisable on September 30, 2016 are as follows:

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.001	3,963,659	0.81	3,963,659
0.40	1,927,041	0.48	1,927,041
0.50	3,129,338	4.42	3,129,338
0.60	50,000	3.52	50,000
0.83	100,000	4.30	100,000
0.90	3,560,002	2.95	3,560,002
1.00	796,000	1.18	796,000
1.06	146,200	2.23	146,200
3.00	407,475	2.11	407,475
	14,079,715	2.20	14,079,715

A summary of the warrant activity for the nine months ended September 30, 2016 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2016	9,018,609	$0.42	2.26	6,857,509
Grants	6,549,340	0.71	3.95	-
Exercised	(1,488,234)
Canceled	-
Outstanding at September 30, 2016	14,079,715	$0.56	2.20	$1,593,281

Vested and expected to vest at September 30, 2016	14,079,715	$2.00	2.3	$1,593,281
Exercisable at September 30, 2016	14,079,715	$2.00	2.3	$1,593,281

The aggregate intrinsic value outstanding stock warrants was $1,593,281, based on warrants with an exercise price less than the Company’s stock price of $0.402 as of September 30, 2016, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

During the nine months ended September 30, 2016, the Company issued 100,000 warrants to purchase the Company’s common stock at $0.83 per share, exercisable for five years for services rendered. The estimated fair value of $68,369 was charged to current period operations. The fair market value was calculated using the Black Scholes Option Pricing Model, assuming approximately 1.46% risk-free interest, 0% dividend yield, 119.14% volatility, and expected life of 5 years.

During the nine months ended September 30, 2016, the Company issued an aggregate of 1,549,669 warrants to purchase the Company’s common stock at $1.00 per share, exercisable for five years in connection with the issuance of debt (see Note 5). As a result of certain reset provisions, an additional 1,514,669 warrants were required to be issued and, along with 1,514,669 previously issued warrants, all were reset to an exercise price of $0.50 per share.

During the nine months ended September 30, 2016, the Company issued an aggregate of 3,385,002 warrants to purchase the Company’s common stock at $0.90 per share, exercisable for three years.

Table Of Contents	15

MASSROOTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

NOTE 9 – EMPLOYEE EQUITY INCENTIVE PLANS

During the nine months ended September 30, 2016, the Company granted options to purchase 691,250 shares at an average of $0.96 per share to 12 employees and consultants of the Company under the Company’s 2015 equity incentive plan, with most vesting monthly over the course of one year. The fair market value of the options is $1,330,984.

Stock options outstanding and exercisable on September 30, 2016 are as follows:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.10	1,500,000	7.68	875,000
0.50	628,220	8.33	614,880
0.60	105,000	8.53	105,000
0.80	145,000	9.30	136,652
0.83	100,000	9.30	0
0.90	1,860,413	9.20	1,761,564
1.00	850,000	9.22	37,494
1.05	381,250	9.48	379,136
	5,569,883	8.71	3,909,726

A summary of the stock option activity for the nine months ended September 30, 2016:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2016	5,625,000	$0.59	9.30	$6,044,500
Grants	691,250	0.97	9.70	-
Exercised	(636,780)	0.50	8.80
Forfeiture/Canceled	(109,587)	$0.50	8.80	-
Outstanding at September 30, 2016	5,569,883	$0.66	8.71	$453,000
Exercisable at September 30, 2016	3,909,726	$0.66	8.74	$264,250

The aggregate intrinsic value of outstanding stock options was based on options with an exercise price less than the Company’s stock price of $0.402 as of September 30, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.

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

Table Of Contents	16

MASSROOTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

The fair value of the granted options for the nine months ended September 30, 2016 was determined using the Black Scholes option pricing model with the following assumptions:

September 30, 2016
Risk-free interest rate	1.75% - 2.10%
Dividend yield	0%
Stock price volatility	111.89% to 119.16%
Expected life	10 years
Weighted average grant date fair value	$$0.80 to $1.05

The fair value of all options vesting during the three and nine months ended September 30, 2016 of $643,726 and $1,974,710, respectively, and during the three and nine months ended September 30, 2015 of $159,809 and $473,380, respectively, was charged to current period operations.  Unrecognized compensation expense of $717,107 at September 30, 2016 will be expensed in future periods.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating leases

On April 14, 2015, the Company completed the relocation of its headquarters to 1624 Market Street, Suite 201, Denver, CO 80202 which we leased on March 20, 2015 pursuant to a lease agreement with RVOF Market Center, LLC (“201 Lease”). Under the 201 Lease, we agreed to rent 3,552 square feet of office space at that location for a term of 37 months, under which the Company will pay a base rate of $0 for the first month, $8,288 for months two through 13, $8,584 for months 14 through 25, and $8,880 for months 26 through 37. We did not incur a significant cost related to the move to this location.

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

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the nine months ended September 30, 2016, rent expense was $100,630.

NOTE 11 – SUBSEQUENT EVENTS

From October 1, 2016 to October 21, 2016, the Company completed it registered direct offering to certain investors pursuant to which we raised an aggregate in $3,559,499 in gross proceeds from the sale of shares of the Company’s common stock, together with warrants, with one warrant entitling the holder to purchase one share of common stock at a price equal to $0.90 per share. The purchase price paid by the investors was $0.50 for one share of common stock and one warrant. The warrants are immediately exercisable and expire three years from the date of issuance. The shares of common stock and warrants are immediately separable and are issued separately. This offering was closed on October 21, 2016.

Table Of Contents	17

MASSROOTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

A total of 10,000,000 shares of common stock and warrants to purchase a total of 10,000,000 shares of common stock were sold in the offering and have been or will be issued pursuant to the Company’s Prospectus dated August 12, 2016, as amended, on August 19, 2016 and October 5, 2016, of which 7,131,448 shares were issued subsequent to September 30, 2016.

From October 1 to November 9, 2016, the Company issued 790,374 shares recorded as to be issued as of September 30, 2016; received exercises for 450,000 shares of the Company’s $0.90 warrants for cash proceeds to the Company of $405,000; received exercises for 2,963,659 shares of the Company’s $0.001 warrants for cash proceeds to the Company of $2,963; received conversions under the Company’s March 2016 convertible debentures for 1,434,413 shares; received exercises for 1,140,000 shares of the Company’s $0.50 warrants for cash proceeds to the Company of $0 with total shares issued of 614,893 shares; and 500,000 shares for received conversions for $50,000 in convertible debt at $0.10 per share.

The Company had 585,476 shares recorded as to be issued on November 9, 2016.

Table Of Contents	18

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

Revamped MassRoots for Business Portal

We originally introduced MassRoots for Business in early 2015 as an online portal for businesses to schedule posts and view analytics; while useful for businesses, it did not have the features or capacity to scale to millions of dollars in revenue. Simultaneously with our migration from Parse, MassRoots began developing a new business portal directly on Amazon Web Services that took into account the feedback and research we received from over 2,500 cannabis-related businesses over the past year.

When fully developed, the revamped MassRoots for Business portal will consolidate many online marketing functions for cannabis-related businesses in one central platform. We expect businesses will be able to schedule posts on MassRoots, Facebook and Twitter; purchase advertising on both MassRoots owned-properties as well as third party digital properties; and view actionable, real-time data from MassRoots and third party sources in easy-to-read formats. We believe this will serve as a solid foundation for future business-related features as we prepare to integrate dispensary point-of-sale data later this year.

We believe that MassRoots can reach profitability from its current userbase and web traffic. We are focused on including features in our app and website that they previously lacked, including the ability to connect users with the dispensaries and products for which they are looking. We believe that our dispensary finder is a solid first step in fixing this deficiency and product pages with live menu pricing will mostly resolve the problem by the end of Q4 2016. MassRoots’ management believes it can get the Company to cash-flow positive on a monthly basis by the end of 2016.

Table Of Contents	19

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

Expense Reductions

From July to September 2016, the Company eliminated $150,000 in monthly expenses by terminating relationships with certain vendors, reducing headcount from 33 to 24 full-time employees, cutting executive salaries, and utilizing new technological tools to achieve better results with fewer resources. As many of these contracts and agreements had 30, 60 or 90-day termination clauses, we expect these expense reductions not to be fully reflected until the fourth quarter of 2016. Reductions in staff were concentrated on the content, account services, and sales teams, while the team focused on our core product – development – remains fully intact. Even as MassRoots continues to scale its user base and revenues, we do not expect a significant increase in the size of our team as we plan to automate as many processes as possible in a self-service platform for our clients. Like other leaders in the technology field, our plan is to scale through automation and technology, not by increasing our staff and overhead. We believe these expense reductions could result in significant savings for the Company, currently estimated to be approximately $1,300,000 annually. MassRoots’ management will continue to review for unnecessary expenses on a weekly basis and believes the Company can reach cash-flow positive on a monthly basis by the end of 2016.

The Team

MassRoots has 24 full-time employees working out of headquarters in downtown Denver, Colorado. The majority of these employees are engineers focused on developing new features for the MassRoots platform. We believe that over the long run, a small, talented and close knit team will outperform larger teams. We believe we have found talented individuals at every level – sales representatives who outperform expectations; managers who make architectural decisions that will prevent costly and time-consuming blunders; and engineers developing new features that have the potential to provide significant long term returns.

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

Table Of Contents	20

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

Local Store Business Model

We launched a beta version of MassRoots’ dispensary finder on August 8, 2016 and currently have over 175 dispensary locations paying for a basic listing. With the core functionality now in place, we aim to rapidly iterate and expand on its functionality to include menus with live pricing, product pages with reviews, and top search result placement for paid advertisers. We believe that each of these features will create new revenue streams for our business. Other businesses have generated tens of millions in revenue off of such features.

Our Competitive Advantage and Network Effects

We believe network effects serve as the most powerful form of competitive advantage for consumer-facing networks, including MassRoots. Once a person and their friends join a consumer or social network, it is unlikely they switch their active usage to another network in the same category. In 2011, Google+ launched to much fanfare as the “Facebook Killer,” with the resources of Google at its disposal: billions of dollars in launch and advertising costs, immediate integration with the largest search engine in the world, and the use of the Google brand. However, it failed to gain traction because Facebook already dominated the market. Similarly, Facebook launched Poke in 2013 to compete with Snapchat. However, even with arguably more advanced features and Facebook’s backing, Poke failed to make a dent in Snapchat’s market share and was shuttered shortly after.

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

2016 Elections

On November 8, 2016, voters in California, Nevada, Maine and Massachusetts voted to regulate the production and sale of cannabis for recreational purposes while Florida, North Dakota, Arkansas and Montana voters authorized its medical use. According to ArcView Market Research, these initiatives will cause the regulated cannabis industry to expand from roughly $6 billion in 2016 to more than $23 billion once these initiatives take effect.

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

Table Of Contents	21

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

Results of Operations

	Three months ended September 30,
	2016	2015	$ Change	% Change
Revenues:	$ 209,003	$ 60,916	$ 148,087	243%
Total operating expense	2,094,211	1,442,154	652,057	43%
Loss from operations	(1,885,208)	(1,381,238)	(477,170)	35%
Total other income (expense):	(1,567,456)	(716,009)	(851,447)	119%
NET LOSS	$ (3,452,664)	$ (2,097,247)	$ (1,355,417)	63%

	Nine months ended September 30,
	2016	2015	$ Change	% Change
Revenues:	$ 794,621	$ 63,982	$ 730,639	1,142%
Total operating expense	6,795,371	3,501,039	3,294,332	94%
Loss from operations	(6,000,750)	(3,437,057)	(2,563,693)	74%
Total other income (expense):	(2,254,354)	(727,999)	(1,526,355)	210%
NET LOSS	$ (8,255,104)	$ (4,165,056)	$ (4,090,048)	98%

Revenues

While MassRoots’ consumer-facing network launched in July 2013, we did not start generating advertising revenue until we crossed a half million users in mid-August 2015. Our clients have primarily been ancillary businesses marketing their products to cannabis consumers through endorsed posts on MassRoots, sponsored content on our blog, and mentions in our email newsletter.

For the three months ended September 30, 2016 and 2015, we generated revenues of $209,003 and $60,916, respectively, an increase of $148,087. For the nine months ended September 30, 2016 and 2015, we generated revenues of $794,621 and $63,982, respectively, an increase of $730,639. Of this $794,621 generated in the nine months ended September 30, 2016, $554,621 was made up of advertising revenue related to the MassRoots network, $240,000 was related to the 420 Rally, while the remaining revenue of $20,000 was made up of sales on our online merchandise store. The increase in revenues for both the three and nine months ended September 30, 2016 was primarily caused by more digital advertising sales and 420 Rally ticket sales.

Operating Expenses

For the three months ended September 30, 2016 and 2015, our operating expenses were $2,094,211 and $1,442,154, respectively, an increase of $652,057. For the three months ended September 30, 2016, these increases were mainly attributed to an increase in consulting and other service provider fees and increases in payroll and payroll-related expenditures. For the nine months ended September 30, 2016 and 2015, our operating expenses were $6,795,371 and 3,501,039, respectively. This $3,294,332 increase for the nine months ended September 30, 2016 is attributed mainly to an increase of $798,273 in payroll-related expenditures, an increase in advertising of $257,979, an increase of $294,179 in cost of revenues, an increase of $1,041,126 in options issuances for services to employees and service providers, and a $902,775 increase in other general and administrative expenditures, including rent, travel, and legal expenses. Approximately $200,000 of these expenditures were related to commissions, legal, and closing fees of the convertible debt financing closed in March 2016.

Table Of Contents	22

Other Income (Expense)

For the three months ended September 30, 2016 and 2015, the Company recorded interest expense of $2,573,814 and $57,080, respectively. For the three months ended September 30, 2016 and 2015, the Company realized gains (loss) related to the fair value mark to market adjustments of its derivative liabilities of $1,006,358 and $(658,929), respectively. The derivative liabilities are caused by certain price protections found in the warrants issued as part of the Company’s convertible debt offering. For the three months ended September 30, 2016 and 2015, the Company recorded amortization of discount on notes payable of $676,617 and $56,670, respectively. In addition, during the three months ended September 30, 2016, we incurred non-cash interest and penalties relating to our convertible debt of $1,265,375 and $584,735, respectively.

For the nine months ended September 30, 2016 and 2015, the Company recorded interest expense of $3,575,008 and $111,807, respectively, with the increase primarily caused by interest on the Company’s convertible debt offering. For the nine months ended September 30, 2016 and 2015, the Company realized gains (losses) related to the fair value mark to market adjustments of its derivative liabilities of $1,320,654 and $(616,192), respectively. The derivative liabilities are caused by certain price protections found in the warrants issued as part of the Company’s convertible debt offering. For the nine months ended September 30, 2016 and 2015, the Company recorded amortization of discount on notes payable of $1,549,669 and $6,658, respectively. In addition, during the nine months ended September 30, 2016, we incurred non-cash interest and penalties relating to our convertible debt of $1,265,375 and $584,735, respectively.

For the three months ended September 30, 2016 and 2015, we had net losses of $3,452,664 and $2,097,247, respectively, an increase of $1,355,417, for the reasons discussed above.

For the nine months ended September 30, 2016 and 2015, we had net losses of $8,255,104 and $4,090,048, respectively, an increase of $4,063,248, for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended September 30, 2016 and 2015 was $2,915,832 and $1,990,774, respectively. This increase was primarily caused by a widening net loss in the Company’s operations, an increase in the value of options issued to employees, and the interest charged on the Company’s March 2016 convertible debt offering. The root cause of these expenses is an increase of the size of MassRoots’ team from 7 employees in early 2015 to 33 in early 2016.

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $19,100 and $220,776, respectively. These investing activities were related to the purchase of equipment, primarily computers, for the nine months ended September 30, 2016 and 2015 of $19,100 and $45,776, respectively. During the nine months ended September 30, 2015, MassRoots made a one-time investment in Flowhub, LLC of $175,000; as we did not make any such investment in 2016, the net cash used in investing activities decreased.

Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $2,675,231 and $2,414,707, respectively. During the nine months ended September 30, 2016, these funds came mainly from warrant exercises, the Company’s March 2016 convertible debt offering and equity issuances, while during the nine months ended September 30, 2015, they came primarily from equity issuances and warrant exercises.

Table Of Contents	23

Capital Resources

As of September 30, 2016, we had cash on hand of $126,615 and receivables of $111,824, primarily from clients for advertising services. We believe this is sufficient to fund the Company’s operations through the end of November 2016; however, as of September 30, 2016, there are warrants outstanding to purchase up to 1,927,041 shares with an exercise price of $0.40 per share, which, if all were exercised, would supply $770,816 in cash to the Company.

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

Fundraising

On March 14, 2016, the Company sold to investors six (6) month secured convertible original issue discount notes with principal amount in the aggregate of $1,514,669, together with five year warrants to purchase an amount of shares of the Company’s common stock equal to the number of shares of common stock issuable upon the conversion of the notes in full and having an exercise price of $1.00 per share with reset provisions. If the Company exercises its right to prepay the note, the Company shall make payment to the investor of an amount in cash equal to the sum of the then outstanding principal amount of the note that it desires to prepay, multiplied by (a) 1.2, during the first ninety (90) days after the execution of the note, or (b) 1.35, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) $1.00, and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the note; provided, however, for any part of the principal amount of the note that is not paid at its maturity date, September 14, 2016, the conversion price for such amount is equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date, September 14, 2016. The notes require that any net proceeds received in subsequent offerings made by the Company first be used to repay the notes’ outstanding principal amount. Because the note was not repaid by the maturity date, the investors became entitled to receive, in aggregate, but calculated pro rata to the principal amounts remaining outstanding at the time of maturity, up to five hundred thousand (500,000) shares of the Company’s common stock. Gross proceeds received by the Company for the notes and warrants in this offering was $1,420,000, while net proceeds were $1,271,600 (excluding any legal fees). On September 14, 2016, upon maturity of the notes, the Company was unable to make the required payment of the then outstanding aggregate principal amount of $966,384.27 and was in default under the notes. As of October 7, 2016, the Company completed the repayment of all outstanding principal and other amounts due under the notes. Since the issuance of the notes on March 14, 2016, the Company made payment to the holders of (i) an aggregate of $1,479,298 in cash and (ii) pursuant to the right of conversion of the notes, issued an aggregate of 2,377,861 shares of the Company’s common stock at a conversion price equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to September 14, 2016. The Company believes that it has completed all of its obligations under the notes and is no longer in default under the notes or any related agreements. The notes are being retired.

Table Of Contents	24

From August 12, 2016 to October 21, 2016, Company completed it registered direct offering to certain investors pursuant to which we raised an aggregate in $5,000,000 in gross proceeds from the sale of shares of the Company’s common stock, together with warrants, with one warrant entitling the holder to purchase one share of common stock at a price equal to $0.90 per share. The purchase price paid by the investors was $0.50 for one share of common stock and one warrant. The warrants are immediately exercisable and expire three years from the date of issuance. The shares of common stock and warrants are immediately separable and are issued separately. This offering was closed on October 21, 2016. A total of 10,000,000 shares of common stock and warrants to purchase a total of 10,000,000 shares of common stock were sold in the offering and have been or will be issued pursuant to the Prospectus dated August 12, 2016, as amended on August 19, 2016 and October 5, 2016.

Required Capital Over the Next Fiscal Year

We believe MassRoots has sufficient capital to reach cash-flow positive.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Part I, Item 1 of this Quarterly Report.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2016 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table Of Contents	25

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

item 4. mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.2	(1) Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(2) Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2) Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table Of Contents	26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MASSROOTS, INC.

(Registrant)

Dated: November 14, 2016

By: /s/ Isaac Dietrich

Isaac Dietrich, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Jesus Quintero

Jesus Quintero, Chief Financial Officer

(Principal Accounting Officer)

Table Of Contents	27