Form 10-K
period 2016-12-31
MassRoots, Inc.
filed 2017-03-31
CIK 1589149

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2016

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

(720) 442-0052
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $23,299,600 based on the price at which stock was last sold on that date.

As of March 31, 2017, there were 84,874,773 shares of the Registrant’s common stock issued and outstanding.

Documents incorporated by reference: None.

MASSROOTS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2016
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors” in our most resent registration statement and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of property and equipment, cost reimbursement income, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

NOTE REGARDING KEY METRICS

We review a number of metrics, including active Users, User Interactions, and other metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. For the definitions of these terms and additional information, see the section entitled “Business – Definitions of Key Metrics.”

While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring usage and User engagement across our User-base around the country. For example, we treat multiple accounts held by a single person or organization as multiple Users for purposes of calculating our Users because we permit people and organizations to have more than one account. Additionally, some accounts used by organizations are used by many people within the organization. As such, the calculations of our Users may not accurately reflect the actual number of people or organizations using our platform.

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

Organization

We were incorporated in the state of Delaware on April 26, 2013 as a technology platform for the cannabis industry.

On January 25, 2017, we consummated a reverse triangular merger (the “Whaxy Merger”), whereby we acquired all of the outstanding common stock of DDDigtal Inc (“DDDigtal”), a Colorado corporation. Upon consummation of the Whaxy Merger, each share of DDDigtal’s common stock was exchanged for a number of shares of our common stock (or a fraction thereof), based on an exchange ratio, as ultimately calculated, equal to approximately 5.273-for-1, such that 1 share of our common stock was issued for every 5.273 shares of DDDigtal’s common stock. At the same time, all shares of common stock of our merger subsidiary, created solely for the purpose of effectuating the Whaxy Merger, was converted into and exchanged for one share of common stock of DDDigtal, and all shares of DDDigtal’s common stock that were outstanding immediately prior to the effectiveness of the Whaxy Merger automatically cancelled and retired. DDDigtal continued as our surviving wholly-owned subsidiary (“Whaxy”), and the merger subsidiary ceased to exist. In connection with the Whaxy Merger, each stockholder of DDDigtal prior to such merger entered into a lock-up agreement with us, thereby prohibiting each such stockholder from offering, selling, contracting to sell, pledging, giving, donating, transferring or otherwise disposing of, directly or indirectly, any shares of our common stock obtained pursuant to the Whaxy Merger for a period of six (6) months following the effective date of such merger, which was January 25, 2017.

Our principal executive office is located at MassRoots, Inc., 1624 Market Street, Suite 201, Denver, CO 80202, and our telephone number is (720) 442-0052.

For the year ended December 31, 2016, we raised an aggregate of $6,158,770 from the sale of our securities (including the exercise of previously issued warrants for the purchase of our common stock). For the year ended December 31, 2016, we had a net loss of $18,030,124.

Our independent registered public accounting firm has issued an audit opinion for our Company, which includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

Emerging Growth Company

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies.

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

Table Of Contents	2

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

Background

MassRoots was formed in April 2013 as a technology platform for the medical cannabis community. In July 2013, we launched in the App Store and since that time, have grown into a community of more than 1,000,000 cannabis consumers. Our platform enables medical cannabis patients to review strains and products based on their effect, for example, being effective at treating back-pain or nausea. We then present this information in easy-to-use, actionable formats for everyday cannabis consumers to make purchasing decisions. Our growth has been primarily driven by MassRoots’ increasing popularity as one of the first national cannabis brands and word of mouth virility from our Users.

As a technology company, MassRoots is able to rapidly scale its products and services with minimal marginal costs – each additional User or business that we add to our platform only costs negligible server hosting fees. It also allows us to have exposure to every regulated cannabis market without establishing a physical presence in each state. This minimizes the costs of scaling and required capital while, at the same time, offering a direct role in the cannabis industry without ever touching the plant itself.

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

Definitions of Key Metrics

Total users (“Users”) is defined as every user who currently has an account with MassRoots. It does not include users who have deleted their account. It does not reflect active usage over any set period of time.

User interactions (“Interactions”) is defined as anytime a User follows another User, posts a status, comments on a status, or likes a status.

Our Products and Services

Our technology platform consists of: our consumer-facing social network (accessible through our Android application, iOS application, and web portal) and our business-facing advertising portal, MassRoots for Business.

The MassRoots Network

The MassRoots network is accessible as a free mobile application through the iOS App Store, the Amazon App Store, the Google Play Marketplace, and as a website at www.MassRoots.com. These applications and services work in a similar manner as other social networks, such as Facebook, Instagram, Twitter and Vine:

•	Users may create a profile by choosing a username, setting their password and agreeing to our Terms and Conditions. We do not require Users’ real names or phone numbers.

Table Of Contents	3

•		Users have the ability to follow other Users on the network. By “following” an account, Users are essentially “opting-in” to their posts, allowing them to be displayed on their newsfeed.
	•	Users have the ability to reviews strains and products based on their quality and other factors. These reviews are then displayed on product pages within the app and on the users’ profile.
•		Users’ newsfeed displays all the posts from Users in which they follow in reverse-chronological order, with the most recent posts being at the top. A Users’ profile page displays all the posts from that particular Users.
•		Users have the ability to like, comment and report statuses from other Users. By “liking” a status, a User is indicating their approval of the post’s content. By commenting on a status, Users are free to voice their opinions or comments on the post’s content. By reporting a status, Users can flag content that violates our Terms and Conditions, including spam and harassing content.
•		Users have the ability to tag other Users and use hashtags to categorize posts. By using the “@” symbol followed by a username, Users can tag other Users in posts they want them to see or if they are included in the picture or post. By using the “#” followed by a categorical word, Users can categorize posts based on their content.
•		Users have the ability to post pictures with text captions or just text statuses.
•		Users have the ability to search for Users based on their username and the ability to search by hashtag to display all results within a particular category. Users can sort hashtag searches by their popularity or when they were posted.
•		Users have the ability to set their profile to public and private. By setting their profile to public, any User on MassRoots’ apps will be able to see the public profile’s posts and follow the account. When a profile is private, another User must request to follow their account and the account owner must grant permission before they can view any of the account’s posts.

Integration with Dispensary Point of Sale Systems

During the third quarter of 2016, we began integrating MassRoots with dispensary point of sale systems, enabling businesses to target advertising to Users based on their purchasing history. For example, if a particular User goes to a dispensary every week for a month and purchases a chocolate brownie edible and then does not come back for two weeks, the dispensary would be able to send them a targeted ad offering them 20% off their next chocolate brownie edible purchase. The dispensary would be able to control the advertising offer, the targeting options, and all other relevant information. This will enable cannabis-related businesses to use data to target advertising directly to the consumers most likely to take action based on them, very similar to other social networks.

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

On January 25, 2017, pursuant to the Whaxy Merger, we acquired DDDigtal and its menu management and online ordering platform for licensed cannabis businesses, known as “Whaxy”. Prior to the acquisition, Whaxy had processed over $5 million in volume across 40,000 unique transactions. The acquisition of Whaxy expands our offerings to include a full suite of dispensary software solutions – online ordering, marketing, and real-time inventory management— for cannabis businesses. Additionally, the Company retained Zach Marburger and Micah Davidson, Whaxy’s former Chief Executive Officer and Chief Technology Officer, respectively, as part of the MassRoots team.

User Growth and Product Distribution Channels

The MassRoots app is distributed free of charge through the iOS App Store, the Google Play Marketplace and the Amazon App Store. Prospective users can search for MassRoots on these platforms, read user-reviews and make a decision on whether to download and utilize the MassRoots app. The MassRoots network is also accessible through desktop and mobile web browsers by navigating to www.MassRoots.com. Our MassRoots for Business portal is distributed at MassRoots.com/business where companies may request access.

Table Of Contents	4

MassRoots has primarily gained Users through organic growth - Users telling their friends to join the network. This is supported by the number of endorsements MassRoots receives on Instagram and Twitter, viewable by searching “#MassRoots”.

App/Play Store Issues, User Support and Similar Matters

On November 4, 2014, the MassRoots App was removed from Apple’s iOS App Store due to what we originally believed was a compliance issue with the App Store review team. Existing iOS Users were still able to access and use the MassRoots App; however, new Users were prohibited from downloading it. We discovered that this was a result of the App Store review team changing their app enforcement guidelines to prohibit all social cannabis applications.

When we learned of the true nature of this policy change, we began organizing the cannabis community and industry against it. In early January 2015, we co-signed a letter to Apple’s CEO, Tim Cook, along with several cannabis business leaders, arguing that the App Store’s policies were stifling innovation in the cannabis industry. Over 10,000 of our Users sent personal emails to Apple advocating why MassRoots should return to the App Store - with their arguments ranging from freedom of speech and expression to cannabis patients suffering from anxiety who need social support networks.

In early February 2015, an App Store representative informed us Apple had revised its enforcement guidelines - social cannabis applications that were geo-restricted to the 23 states with medical cannabis laws were once again permitted. On February 12, 2015, MassRoots returned to the App Store after we implemented the geo-restrictions.

While we are grateful to Apple for reversing its decision, we cannot guarantee this policy will remain in place. The iOS App Store is one of the largest content distribution channels in the world and is the only way to effectively distribute software to the large percentage of the United States population who own iPhones and iPads. The iOS App Store review team is essentially a regulator for our product - they decide what rules all applications in the iOS App Store must operate by and how to enforce those regulations. The rules related to cannabis-related apps are not published, enforcement of those rules is difficult to predict, and the App review and appeal processes are conducted in secret without public oversight. MassRoots will continue to push for a more open and transparent app review process - especially when such policies and decisions directly impact a large portion of the population - but there is no guarantee we will be successful in those efforts.

MassRoots, along with most other cannabis apps, regularly encounter issues with the Google Play Store review team in the normal course of business due to Google Play Store’s absence of clear rules and guidelines regarding cannabis-related apps. On November 18, 2016, the MassRoots App was removed from the Google Play Store due to a compliance review. On March 21, 2017, Google Play approved the MassRoots App for distribution to Android devices through the Google Play Store once again.

On December 1, 2016, MassRoots’ Android application received approval from the Amazon App Store for listing, and is presently available for download on the Amazon App Store.

Under their respective developer license agreements, Apple, Inc., Google, Inc. and Amazon.com, Inc. have the right to update their iOS App Store, Play Store and Amazon App Store policies, respectfully, to prohibit cannabis-related applications at any time. This could result in many prospective users being unable to access and join our network and existing Users being unable to access our App.

Our activities outside of the application stores have also faced backlash and resistance due to our status as a cannabis-related company. For example, our Instagram account has a wide following of over 435,000 followers, one of the most of any cannabis related company, and we utilize this following to help expand our user-base. However, in a situation similar to the iOS App Store removal, our Instagram account (along with several other cannabis related accounts) was suspended in January 2016 without notice or explanation from Instagram. The account was later reinstated on February 26, 2016. While we feel that our platform is at the point where any potential suspension will not affect our User growth, we expect to continue to face similar situations in the future that may cause disruptions, if only temporary, to our business plan.

Table Of Contents	5

Market Conditions

MassRoots is poised to take advantage of two rapidly growing industries: cannabis and mobile technology.

Cannabis Market Growth and Current Trends

Since the MassRoots app first launched in July 2013, there have been a series of events that have help further shape the development of the cannabis and mobile technology industries:

On August 29, 2013, Deputy Attorney General James Cole issued a memo (“The Cole Memo”) in response to certain states passing measures to legalize the medical and adult-use of cannabis. The Cole Memo does not alter the Department of Justice’s authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law, but does recommend that U.S. Attorneys to focus their time and resources on certain priorities, rather than businesses legally operating under state law. These guidelines focus on ensuring that cannabis does not cross state lines, keeping dispensaries away from schools and public facilities, and strict-enforcement of state laws by regulatory agencies, among other priorities.

On January 1, 2014, the first sales of cannabis for adult-use permissible under state law took place in Colorado. This event resulted in significant media coverage for the industry. Since that time, three other states and the District of Columbia have made adult-use permissible under their state law and several states have ballot proposals pending at upcoming elections.

On February 14, 2014, the Departments of Justice and Treasury issued a joint memo allowing banks and financial institutions to accept deposits from dispensaries operating legally under state law. In most cases, dispensaries had been forced to operate on a cash basis, presenting significant security and accounting issues. This was a major step in legitimizing and accepting the cannabis industry on a national level. Further, the passing of the Rohrabacher Farr Amendment (as defined below) in 2014 and 2015 indicates some level of support in Congress for medicinal cannabis, even if its actual effect is still undetermined.

For additional information concerning the Cole Memo, Rohrabacher Farr Amendment and regulatory conditions, see the section entitled “Business – Government Regulation.”

Current States With Laws Permitting the Medical or Adult Use of Cannabis

As of December 31, 2016, 28 states and the District of Columbia have passed laws allowing some degree of medical use of cannabis, while eight of those states and the District of Columbia have also legalized the adult-use of cannabis. The states which have enacted such laws are listed below:

Table Of Contents	6

State	Year Passed
1. Alaska*	1998
2. Arizona	2010
3. Arkansas	2016
4. California*	1996
5. Colorado*	2000
6. Connecticut	2012
7. District of Columbia*	2010
8. Delaware	2011
9. Florida	2016
10. Hawaii	2000
11. Illinois	2013
12. Maine*	1999
13. Maryland	2014
14. Massachusetts*	2012
15. Michigan	2008
16. Minnesota	2014
17. Montana	2004
18. Nevada*	2000
19. New Hampshire	2013
20. New Jersey	2010
21. New Mexico	2007
22. New York	2014
23. North Dakota	2016
24. Pennsylvania	2016
25. Ohio	2016
26. Oregon*	1998
27. Rhode Island	2006
28. Vermont	2004
29. Washington*	1998

* State has enacted laws permitting the adult use of cannabis, in addition to medical use.

Public Support for Legalization Increasing

A Quinnipiac poll conducted in February 2017 found that 93% of the American people supported legalizing the medicinal use of cannabis, 59% supported legalizing the adult-use of cannabis, and 77% of Americans were opposed to federal government interference with state marijuana programs.

A 2017 ArcView Market Research report predicts an additional 14 states will legalize the adult-use of cannabis and two states will legalize medical-use within the next five years. If public support for cannabis legalization continues to increase, we believe it is likely that Federal policies towards marijuana will be reformed. The combination of additional states legalizing adult-use under state law, expansion of medical-use provisions in states where it is currently permitted under state law and increased public awareness is projected to cause marijuana sales permitted under state law to grow from $1.43 billion in 2013 to $10.2 billion in 2018, according to ArcView Market Research.

Table Of Contents	7

Market Conditions that Could Limit Our Business

Cannabis is a Schedule I Controlled Substance under Federal law and, as such, there are several factors that could limit our market and our business. They include, but are not limited to:

•	The Federal government and many private employers prohibit drug use of any kind, including cannabis, even where it is permissible under state law. Random drug screenings and potential enforcement of these employment provisions significantly reduce the size of the potential cannabis market;
•	Enforcement of Federal law prohibiting cannabis occurs randomly and often without notice. This could scare many potential investors away from cannabis-related investments and makes it difficult to make accurate market predictions;
•	There is no guarantee that additional states will pass measures to legalize cannabis under state law. In many states, public support of legalization initiatives is within the margin of error of pass or fail. This is especially true when a supermajority is needed to pass measures, like in Florida where a state constitutional amendment permitting medical cannabis has been proposed, but requires 60% approval to pass. Changes in voters’ attitudes and turnout have the potential to slow or stop the cannabis legalization movement and potentially reverse recent cannabis legalization victories;
•	There has been some resistance and negativity as a result of recent cannabis legalization at the state level, especially as it relates to drugged driving. The lack of clearly defined and enforced laws at the state level has the potential to sway public opinion against marijuana legalization; and
•	Even if the Federal government does not enforce the Federal law prohibiting cannabis, the legality of the state laws regarding the legalization of cannabis are being challenged through lawsuits. Oklahoma and Nebraska recently sued Colorado over the legalization of cannabis, and other lawsuits have been brought by private groups and local law enforcement officials. If these lawsuits are successful, state laws permitting cannabis sales may be overturned and significantly reduce the size of the potential cannabis market and affect our business.

Additional discussion of government regulations is available in the “Government Regulation” section below.

Fundraising and Previous Offerings

Since our inception, we have spent considerable effort on fundraising to support the operations of the Company.

In connection with an offering that occurred in October 2013, the Company filed an Amended and Restated Certificate of Incorporation which authorized the issuance of 21 shares of preferred stock (6,397,958 common shares post-Exchange, as defined below) with a par value of $1.00 per share, 17.65 shares (5,377,332 common shares post-Exchange) of which were designated as Series A Preferred Stock. Among other rights and privileges, holders of Series A Preferred Stock are entitled to a cumulative dividend of 7% annually, preferential payments over common stock in liquidation and other events, and the ability to convert their Series A Preferred Stock to common stock on a one to one basis (taking into account any unpaid dividends).

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

The Reorganization and Exchange

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

Table Of Contents	8

The March 2014 Offering and Registration Rights

In March 2014, we raised gross proceeds of $475,000 through an offering of our securities to certain accredited and non-accredited investors consisting of: (i) $269,100 face amount of convertible debentures convertible into up to 2,691,000 shares of the Company’s common stock at $0.10 per share (the “2014 Debentures”), together with warrants, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock underlying the 2014 Debentures, at $0.40 per share (the “2014 Debenture Warrants”); and (ii) 2,059,000 shares of our common stock at $0.10 per share with a warrant, exercisable into an amount of our common stock equal to fifty percent (50%) of the common stock purchased, at $0.40 per share (the “2014 Common Stock Warrants”) (collectively, the “March 2014 Offering”). Five investors received 2014 Debentures and 2014 Debenture Warrants, while 36 accredited and unaccredited investors received the common stock and 2014 Common Stock Warrants. In July 2015, one investor exchanged 1,000,000 shares of our common stock for a warrant exercisable into 1,000,000 shares of our common stock at $0.001 per share, with materially the same terms as the $0.001 Consulting Warrants (as defined below).

In connection with the March 2014 Offering, we entered into certain registration rights agreements (the “Registration Rights Agreement”), whereby we agreed to use our commercially reasonable efforts to prepare and file a registration statement with the SEC within forty-five (45) days after March 24, 2014, covering all outstanding shares of common stock (including all shares of common stock sold in the March 2014 Offering), in addition to all shares of common stock underlying the 2014 Debentures, 2014 Debenture Warrants, and 2014 Common Stock Warrants.

Additionally, as payment for consulting services provided in relation to the March 2014 Offering, we issued Dutchess Opportunity Fund, II LP (“Dutchess”) a warrant exercisable into 4,050,000 shares of our common stock at $0.001 per share, and a warrant exercisable into 2,375,000 shares of our common stock at $0.40 per share. The Company also granted certain registration rights to Dutchess covering all shares of common stock issuable upon the exercise of each of the warrants it received in connection to the March 2014 Offering. As of December 31, 2016, all such warrants issued as payment for consulting services had been exercised.

On September 15, 2014, our resale registration statement on Form S-1 covering 50,400,000 shares of common stock outstanding or shares of common stock underlying warrants or debentures received in connection to the March 2014 Offering (“2014 Registration Statement”) became effective.

In March 2016, holders of the 2014 Debentures agreed to revise the maturity date of the 2014 Debentures from March 24, 2016 to March 24, 2018.

Between January 1, 2016 and December 31, 2016, holders of the 2014 Debenture Warrants and 2014 Common Stock Warrants exercised such warrants into 1,809,011 shares of the Company’s common stock, resulting in gross proceeds to the Company of $723,604.

Additional Offerings / Private Placements

From September 15, 2014 to March 11, 2015, we completed an offering of $861,000 of our securities to certain accredited and non-accredited investors consisting of 1,732,000 shares of our common stock at $0.50 per share and warrants to purchase up to 866,000 shares of common stock at $1 per share.

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

From June 10, 2015 through July 13, 2015, we sold 1,540,672 shares of unregistered common stock to certain accredited investors for gross proceeds of $1,140,502. In connection with this offering, Chardan Capital Markets LLC, its placement agent for the offering, received $27,200 in cash and 80,560 shares of the Company’s common stock as commission for this placement.

Table Of Contents	9

On November 9, 2015, we sold 815,500 shares of common stock, with warrants to purchase 407,475 shares of common stock, in a registered offering to certain unaccredited and accredited investors for gross proceeds of $1,019,375 to the Company. We did not utilize a placement agent in this transaction.

In December 2015, we issued 146,200 three year warrants with an exercise price of $1.06 to our holders of outstanding warrants issued in conjunction with our September 15, 2014 to March 11, 2015 offering. These warrants were issued in exchange for the holder agreeing to waive certain provisions providing price protection of the warrant received in the September 15, 2014 to March 11, 2015 offering.

The March 2016 Note Offering

In March 2016, we completed a private offering (“March 2016 Note Offering”) to certain accredited investors of six (6) month secured convertible notes with a principal amount of $1,514,669 (the “Bridge Notes”) together with five year warrants to purchase an amount of shares of the Company’s common stock equal to the number of shares of common stock issuable upon the conversion of the Bridge Notes in full and having an exercise price of $1.00 per share. The Bridge Notes were secured by all the assets of the Company, and each of the executive officers of the Company entered into a lock-up agreement whereby they agreed to not sell or offer any shares of the Company’s common stock owned by them until the Bridge Notes were fully repaid, redeemed or converted. The Bridge Notes were convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) one dollar ($1.00), and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the Bridge Note; provided, however, if any part of the principal amount of the Bridge Note remains unpaid at its maturity date, the conversion price would be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the Bridge Note’s maturity date.

On September 14, 2016, upon maturity of the Bridge Notes, the Company was unable to make the required payment of the then outstanding aggregate principal amount of $966,384 and was in default under the Bridge Notes. Because the Bridge Notes were not repaid by the maturity date, the investors became entitled to receive, in aggregate, but calculated pro rata to the principal amounts remaining outstanding at the time of maturity, up to five hundred thousand (500,000) shares of the Company’s common stock. Gross proceeds received by the Company for the Bridge Notes and warrants in the March 2016 Note Offering were $1,420,000, while net proceeds were $1,271,600 (excluding any legal fees). In connection with the March 2016 Note Offering, Chardan Capital Markets LLC, our placement agent for the offering, received $123,400 in cash as commission for this placement.

On October 7, 2016, the Company announced that the Company had completed the repayment to the holders of all outstanding principal and other amounts due pursuant to the March 2016 Note Offering. In total, the Company made payment to the holders of (i) an aggregate of $1,479,298 in cash and (ii) pursuant to the right of conversion of the notes, issued an aggregate of 2,377,861 shares of the Company’s common stock at a conversion price equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to September 14, 2016. The Company believes that it has completed all of its obligations under the Bridge Notes and is no longer in default under the Bridge Notes or any related agreements. The Bridge Notes are now retired.

Our 2016 Direct Registered Offering

From August 12, 2016 to October 21, 2016, Company completed it registered direct offering to certain investors pursuant to which we raised an aggregate in $5,000,000 in gross proceeds from the sale of shares of the Company’s common stock, together with warrants, with one warrant entitling the holder to purchase one share of common stock at a price equal to $0.90 per share (the “2016 Direct Registered Offering”). The purchase price paid by investors was $0.50 for one share of common stock and one warrant. The warrants are immediately exercisable and expire three years from the date of issuance. The shares of common stock and warrants are immediately separable and are issued separately. This offering was closed on October 21, 2016. A total of 10,000,000 shares of common stock and warrants to purchase a total of 10,000,000 shares of common stock were sold in the offering and have been or will be issued pursuant to the Prospectus dated August 12, 2016, as amended on August 19, 2016 and October 5, 2016.

Table Of Contents	10

NASDAQ Application and Withdrawal

On August 20, 2015, we applied to have our common stock listed on the NASDAQ Capital Market (“NASDAQ”). In connection to this application, we also received approval from our shareholders to effect a reverse stock split in order to meet the initial listing requirements of NASDAQ.

While we believe the Company would meet the NASDAQ listing requirements, on May 23, 2016, the Company received preliminary notice that its application for listing had been denied. While not confirmed in writing by NASDAQ, the Company believes that this preliminary denial was at least partially related to the cannabis-related nature of our business. On June 7, 2016, the Company formally withdrew its application to list on NASDAQ and reaffirmed its focus on its core business. The Company will continue to evaluate the potential for filing a new application with NASDAQ or other securities exchange going forward; however, there can be no assurance that the Company will ever decide to file a new application, or, even if a new application is filed, that the Company will ever be successful in having its shares listed on a securities exchange.

Employees and Consultants

MassRoots has 31 full-time employees, two part time employees, and one full time independent contractor.

Government Regulation

Marijuana is a categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. However, 28 states and the District of Columbia have passed state laws that permit doctors to prescribe cannabis for medical-use and eight states and the District of Columbia have enacted laws that legalize the adult-use of cannabis for any reason. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under certain state laws but in violation of Federal law.

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

The Cole Memo is meant only as a guide for United States Attorneys and does not alter in any way the Department of Justice’s authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. We believe we have implemented procedures and policies to ensure we are operating in compliance with the “Cole Memo”. However, we cannot provide assurance that our actions are in full compliance with the Cole Memo or any other laws or regulations. Per MassRoots’ Terms and Conditions:

•	Users must agree that they are located in a state where medical-use or adult-use of cannabis is legal;
•	Users must be of legal age to consume cannabis in their particular state (18 or 21 years old, depending on the state);
•	Users may only post content that is in compliance with their state’s laws;
•	Users may not solicit or distribute cannabis through MassRoots unless they are a licensed dispensary (we also do not currently facilitate in-app messaging, forcing all conversations to take place in a public environment);
•	Posting of any other drugs or substances, including prescription pain pills, is prohibited and will result in account termination;
•	Posting of any violence or threat of violence is prohibited and will result in account termination;
•	Posting of any drugged-driving content is prohibited and will result in account termination; and
•	Posting of any copyright-protected content is prohibited and will result in account termination.

Table Of Contents	11

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

In addition, as part of the agreement to allow our app to return to the Apple App Store, we implemented restrictions to restrict new Users to our mobile apps to the 28 states with medical cannabis laws.

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

Rohrabacher Farr Amendment

On December 16, 2014, H.R. 83 - Consolidated and Further Continuing Appropriations Act, 2015 was enacted and included a provision known as the “Rohrabacher Farr Amendment” which states:

None of the funds made available in this Act to the Department of Justice may be used, with respect to the States of Alaska, Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Hawaii, Illinois, Iowa, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Hampshire, New Jersey, New Mexico, Oregon, Rhode Island, South Carolina, Tennessee, Utah, Vermont, Washington, and Wisconsin, to prevent such States from implementing their own State laws that authorize the use, distribution, possession, or cultivation of medical marijuana.

The Rohrabacher Farr Amendment represents one of the first times in recent history that Congress has taken action indicating support of medical cannabis. The Rohrabacher Farr Amendment was renewed by Congress in 2015 and remains in effect currently.

The Rohrabacher Farr Amendment would appear to protect the right of the states to determine their own laws on medical cannabis use; however, the actual effects of the amendment are still unclear. The Rohrabacher Farr Amendment did not remove the federal ban on medical cannabis and cannabis remains regulated as a Schedule I controlled substance. Further, the United States Department of Justice has interpreted the Rohrabacher Farr Amendment as only preventing federal action that prevents states from creating and implementing cannabis laws - not against the individuals or businesses that actually carry out cannabis laws – and has continued to sporadically commence enforcement actions against individuals or businesses participating in the cannabis industry despite such participation being legal under state law. Whether this interpretation is appropriate is still being litigated, and, while an initial district court decision has not supported the Department of Justice’s interpretation, such decision is currently under appellate review. In addition, no matter what the interpretation is adopted by the courts, there is no question that the Rohrabacher Farr Amendment does not protect any party not in full compliance with state medicinal cannabis laws.

Potential Changes to Federal Laws and Enforcement Priorities

Although the Department of Justice has stated in the Cole Memo that it is not an efficient use of limited resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical cannabis, there is no guarantee that the Department of Justice’s position will not change regarding the low-priority enforcement of federal laws. However, the United State Department of Justice is now under new leadership following the 2016 election. The new administration could introduce a less favorable cannabis enforcement policy. To date, the new administration has not affirmed or altered the policies outlined in the Cole Memo. There can be no assurances that the new administration or any future administration would not change the current enforcement policy and decide to strongly enforce the federal laws.

In light of the 2005 U.S. Supreme Court ruling in Gonzales v. Raich, under the commerce clause of the constitution, Congress may pass laws to criminalize the production and use of home-grown cannabis even where states have approved its use for medicinal purposes, which leads to the conclusion that the Controlled Substances Act may preempt state laws relating to any cannabis-related activity. Any such change in the federal enforcement program of current federal laws could cause significant financial damage to our business. While we do not directly harvest or distribute cannabis today, we still may be deemed to be violating federal law and may be irreparably harmed by a change in enforcement by the federal or state governments.

Table Of Contents	12

Trademarks

On March 31, 2014, we applied for a trademark of the “MassRoots, Inc.” name in the United States. However, several factors, including the Company’s app being removed from Apple’s iOS App Store, required the Company to focus its resources in other areas, away from completing the trademark application process, and the trademark application was deemed to be abandoned. The Company reapplied for this trademark in 2016, and is currently responding to staff comments on its application.

Competitors, Methods of Completion, Competitive Business Conditions

MassRoots competes with cannabis information platforms such as WeedMaps and Leafly. All of these services and MassRoots provide information on dispensary locations, strain information, and news relating to the cannabis industry. MassRoots’ primary competitive advantage is the social aspects of our platform – Users have profiles, build an online personality and preferences, and follow other Users with similar interests.

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

We do not use raw materials in our business.

Seasonal Aspect of our Business

None of our products are affected by seasonal factors.

Reports to Security Holders

We are required to file reports and other information with the SEC. You may read and copy any document that we file at the SEC’s public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings are available to you free of charge at the SEC’s web site at www.sec.gov. We are an electronic filer with the SEC and, as such, our information is available through the Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. This information may be found at www.sec.gov and posted on our website at investors.massroots.com.

Table Of Contents	13

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

On April 14, 2015, the Company completed the relocation of its headquarters to 1624 Market Street, Suite 201, Denver, CO 80202 which we leased on March 20, 2015 pursuant to a lease agreement with RVOF Market Center, LLC (“201 Lease”). Under the 201 Lease, we agreed to rent 3,552 square feet of office space at that location for a term of 37 months, under which the Company paid a base rate of $0 for the first month, $8,288 for months two through 13, $8,584 for the months 14 through 25, and $8,880 for the months 25 through 37. We did not incur a significant cost related to the move to this location.

We amended this lease in January 2016 to include Suite 203, also located at 1624 Market Street in Denver, CO 80202, which allowed us to expand our headquarters by an additional 1,508 square feet of office space. For this expansion (and in addition to the rent paid under the 201 Lease), we paid $0 until May 30, 2016, $3,644 for each month from June 1, 2016 to May 30, 2017, $3,770 for each month from June 1, 2017 to May 30, 2018, and $3,896 for each month from June 1, 2018 to November 30, 2018. Pursuant to the amendment, the lease on Suite 201 was also extended to November, 30, 2018.

We do not own any properties or land.

We believe that our facilities are adequate for our current needs and that, if required, we will be able to expand our current space or locate suitable new office space and obtain a suitable replacement for our executive and administrative headquarters.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Table Of Contents	14

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

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

	2016
	High	Low
First Quarter	$1.54	$0.65
Second Quarter	$1.67	$0.66
Third Quarter	$0.85	$0.38
Fourth Quarter	$1.08	$0.40

	2015
	High	Low
Second Quarter	$7.01	$1.02
Third Quarter	$2.34	$0.80
Fourth Quarter	$1.80	$0.84

Holders

As March 20, 2017, there were 111 shareholders of record per the Company’s transfer agency’s listing of shareholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer Company, located at 173 Keith Street, Suite 3, Warrenton, Virginia 20186.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

On January 25, 2017, in connection with the Whaxy Merger, the Company issued 2,926,829 shares of its common stock pro rata to all stockholders of DDDigtal, in exchange for all of their shares of common stock of DDDigtal, now our wholly-owned subsidiary.

From October 10 to November 10, 2016, holders of our $0.50 financing warrants, issued pursuant to our March 2016 Note Offering, exercised 1,510,000 warrants on a cashless basis into 633,774 shares of the Company’s common stock.

From August 24 to September 30, 2016, a service provider to the Company converted $35,000 of a convertible debenture issued for services into 84,385 shares of the Company’s common stock.

From September 15, 2016 to October 6, 2016, the Company issued 2,377,861 shares of its common stock to holders of the Bridge Notes issued in the March 2016 Note Offering, in satisfaction of its debt obligations.

Table Of Contents	15

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with financial statements and notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in “Risk Factors” section of the Company’s prospectus, dated and filed with the SEC on August 11, 2016.

Overview

MassRoots, Inc. is a Delaware corporation formed on April 26, 2013. Our principal place of business is located at 1624 Market Street, Suite 201, Denver, CO 80202, our telephone number is (720) 442-0052 and our corporate website is www.MassRoots.com/Investors. The information on our website, mobile apps, and blog is not a part of this Annual Report on Form 10-K.

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

We believe that MassRoots can reach profitability from its current User-base and web traffic. We are focused on including features in our app and website that they previously lacked, including the ability to connect Users with the dispensaries and products for which they are looking. We believe that our dispensary finder is a solid first step in fixing this deficiency and product pages with live menu pricing will mostly resolve the problem by the end of the the second quarter of 2017.

The Team

MassRoots has 31 full-time employees working out of headquarters in downtown Denver, Colorado. The majority of these employees are engineers focused on developing new features for the MassRoots platform. We believe that over the long run, a small, talented and close knit team will outperform larger teams. We believe we have found talented individuals at every level – sales representatives who outperform expectations; managers who make architectural decisions that will prevent costly and time-consuming blunders; and engineers developing new features that have the potential to provide significant long term returns.

Table Of Contents	16

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

Competition

As more of our localized advertising features come online throughout 2017, we are competing with dispensary locators and strain guides, such as WeedMaps and Leafly, for dispensaries’ advertising budgets.

Table Of Contents	17

Results Of Operations

	For the Fiscal Year ended
	31-Dec-16	31-Dec-15	$ Change	% Change
Gross revenue	$701,581	$213,963	$487,618	227.9%

Operating expenses	14,303,960	6,339,063	7,964,897	125.6%

Loss from Operations	(13,602,379)	(6,125,100)	(7,477,279)	(122.1)%

Other Income /(Expense)	(4,427,745)	(2,347,798)	(2,079,947)	(88.6)%

Net Loss	(18,030,124)	(8,472,898)	(9,557,226)	(112.8)%

Net loss per share - basic and diluted	$(0.34)	$(0.19)	$(0.15)	(79.9)%

Since inception on April 26, 2013, and during the year ended December 31, 2016, our business operations have been primarily focused developing our mobile applications, web platform and increasing our User-base.

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

For the year ended December 31, 2016, we generated $701,581 in total revenues, as compared to $213,963 for the year ended December 31, 2015, an increase of $487,618. This revenue was primarily generated from advertising sales. Of our $701,581 in 2016 revenues, $669,778, or 95% was generated from advertising services. Our User-base averaged roughly 850,000 Users during this time period, equating to an average of $0.78 in revenue per User during 12 months of monetization.

Operating Expenses

Our cost of revenues increased $122,816 during 2016, from $57,611 during fiscal year 2015 to $180,427 during fiscal year 2016. This increase was mainly a result of higher sales and merchandise activity in 2016.

We incurred $985,342 in advertising expenses during fiscal year 2016, an increase of $267,569, from $717,773 in fiscal year 2015. This increase was mainly a result of increased marketing in 2016.

Payroll and related expenses increased $731,808 to $2,112,879 during fiscal year 2016 from $1,381,071 during fiscal year 2016. This increase was mainly a result of added personnel in 2016.

Over the course of fiscal year 2016, we issued $4,199,906 in common stock for services, as compared to $1,219,904 during fiscal year 2015, an increase of $2,980,002. This increase was mainly a result of a combination of additional consultants added for our business development and higher valuation of our stock price.

Options issued for services also increased during fiscal year 2016 to $3,112,156 from $1,273,483 during 2015, an increase of $1,838,673. This increase was mainly a result of compensation to employees past services. We saw a decrease in the value of warrants issued for services from $229,365 during 2015 to $68,369 during 2016, a decrease of $160,996.

MassRoots’ other general and administrative expenses increased to $3,644,881 during fiscal year 2016 from $1,459,946 in 2016, an increase of $2,184,935. This increase was attributed to the following:

Table Of Contents	18

•	Legal expenses increased during the year ended December 31, 2016 to $295,325 from $223,548 during the year ended December 31, 2015. This increase was primarily a result of additional costs associated with our Registration Statement filed in 2016 and our March 2016 Note Offering.
•	Independent contractor expenses decreased from $144,452 during 2015 to $72,183 during 2016 due to our initiative to bring all programing and development in house in 2015.
•	During fiscal 2016, MassRoots incurred $2,112,690 in consulting and accounting related expenses as compared to $345,411 in fiscal 2015. This increase was primarily caused by increased investor relations and other professionals in establishing a market for our common stock.
•	Travel and related expenses increased to $188,723 in fiscal 2016 from $182,929 during the same period in 2015. Over the course of the year, the MassRoots team attended over 25 conferences and hundreds of meetings with cannabis related businesses that have built the relationships necessary for our Company to grow.

The combination of these increasing expenditures resulted in MassRoots’ total operating expenses growing to $14,303,960 in fiscal year 2016 versus $6,339,063 in 2015, an increase of $7,964,897.

Loss from Operations

MassRoots’ Loss from Operations increased $7,477,279 to $13,602,379 during fiscal year 2016, from $6,125,100 during fiscal year 2015.

Other Income (Expense)

During the fiscal years ended 2016 and 2015, the Company realized losses related to the fair value mark to market adjustments of its derivative liabilities of $581,912 and $2,236,401, respectively.

During the fiscal years ended 2016 and 2015, interest expense increased to $3,845,833 during fiscal 2016 from $111,397 during fiscal 2015, an increase of $3,734,436. This increase is mainly from non-cash interest and penalty charges relating to our 2016 issued convertible debt of $1,265,376 and $763,872, respectively and amortization of debt discounts. For the fiscal years ended 2016 and 2015, the Company recorded amortization of discount on notes payable of $1,549,669 and $107,016, respectively.

Net Loss

Our net loss increased $9,557,226 to $18,030,124 during fiscal year 2016, from $8,472,898 during fiscal year 2015.

Liquidity And Capital Resources

Net cash used in operations for the year ended December 31, 2016 and December 31, 2015 was $6,182,816 and $3,129,240, respectively. This increase was primarily caused by a widening net loss in the Company’s operations, an increase in the value of options issued to employees, and the interest charged on the Company’s March 2016 Note Offering. The root cause of these expenses is an increase of the size of MassRoots’ team from 7 employees in early 2015, to 33 in early 2016.

Net cash used in investing activities for the year ended December 31, 2016 and December 31, 2015 was $83,750 and $244,035, respectively. These investing activities were related to the purchase of equipment, primarily computers, for the year ended December 31, 2016 and December 31, 2015 of $23,750 and $69,035, respectively. During the year ended December 31, 2016, MassRoots made a deposit of our 2017 acquisition of DDDigtal LLC and in 2015, MassRoots made a one-time investment in Flowhub, LLC of $175,000; as we did not make any such investment in 2016, the net cash used in investing activities decreased by $160,285.

Net cash provided by financing activities for the year ended December 31, 2016 and December 31, 2015 was $6,254,740 and $3,617,663, respectively. During the year ended December 31, 2016, these funds came mainly from warrant and option exercises, the Company’s March 2016 Note Offering and equity issuances, while during the year ended December 31, 2015, they came primarily from equity issuances and warrant exercises.

Table Of Contents	19

Capital Resources

As of December 31, 2016, we had cash on hand of $374,490. From January 1, 2017 through March 18, 2017, the Company received an aggregate of approximately $2,900,000 proceeds from the exercise of warrants to purchase shares of the Company’s common stock. We believe the capital raised from the exercise of such warrants is sufficient to fund the Company’s operations through the end of June 2017. In addition, as of March 18, 2017, there were warrants outstanding to purchase up to 561,000 shares of the Company’s common stock with an exercise price of $0.40 per share and warrants outstanding to purchase up to 6,975,002 shares of the Company’s common stock with an exercise price of $0.90 per share, which, if all were exercised, would supply $6,501,902 in cash to the Company. These warrants have various expiring dates through October 2019.

We currently have two credit cards with American Express, one with a credit limit of $3,000 and one with no pre-set credit limit. Additionally, we have a $10,000 line of credit with On-Deck Financial. We currently have no other external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

Fundraising

On March 14, 2016, the Company completed its March 2016 Note Offering, whereby it sold to investors six (6) month secured convertible original issue discount Bridge Notes with principal amount in the aggregate of $1,514,669, together with five year warrants to purchase an amount of shares of the Company’s common stock equal to the number of shares of common stock issuable upon the conversion of the Bridge Notes in full and having an exercise price of $1.00 per share with reset provisions. The Bridge Notes were convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) $1.00, and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the Bridge Note; provided, however, for any part of the principal amount of the Bridge Note that was not paid at its maturity date, September 14, 2016, the conversion price for such amount was equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to such maturity date. On September 14, 2016, upon maturity of the Bridge Notes, the Company was unable to make the required payment of the then outstanding aggregate principal amount of $966,384 and was in default under the Bridge Notes. Because the Bridge Notes were not repaid by the maturity date, the investors became entitled to receive, in aggregate, but calculated pro rata to the principal amounts remaining outstanding at the time of maturity, up to five hundred thousand (500,000) shares of the Company’s common stock. Gross proceeds received by the Company for the Bridge Notes and warrants in this offering were $1,420,000, while net proceeds were $1,271,600 (excluding any legal fees). As of October 7, 2016, the Company completed the repayment of all outstanding principal and other amounts due under the Bridge Notes. Since the issuance of the Bridge Notes on March 14, 2016, the Company made payment to the holders of (i) an aggregate of $1,479,298 in cash and (ii) pursuant to the right of conversion of the Bridge Notes, issued an aggregate of 2,377,861 shares of the Company’s common stock at a conversion price equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to September 14, 2016. The Company believes that it has completed all of its obligations under the Bridge Notes and is no longer in default under the Bridge Notes or any related agreements. The Bridge Notes have been retired.

From August 12, 2016 to October 21, 2016, Company completed its 2016 Direct Registered Offering to certain investors, pursuant to which we raised an aggregate in $5,000,000 in gross proceeds from the sale of shares of the Company’s common stock, together with warrants, with one warrant entitling the holder to purchase one share of common stock at a price equal to $0.90 per share. The purchase price paid by the investors was $0.50 for one share of common stock and one warrant. The warrants are immediately exercisable and expire three years from the date of issuance. The shares of common stock and warrants are immediately separable and are issued separately. This offering was closed on October 21, 2016. A total of 10,000,000 shares of common stock and warrants to purchase a total of 10,000,000 shares of common stock were sold in the offering and have been or will be issued pursuant to the Prospectus dated August 12, 2016, as amended on August 19, 2016 and October 5, 2016.

Required Capital Over the Next Fiscal Year

We believe MassRoots does not have sufficient capital to reach cash-flow positive.

Table Of Contents	20

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

The FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The amendment is part of the FASB’s simplification initiative and is intended to simplify the accounting around share-based payment award transactions. The amendments include changing the recording of excess tax benefits from being recognized as a part of surplus capital to being charged directly to the income statement, changing the classification of excess tax benefits within the statement of cash flows, and allowing companies to account for forfeitures on an actual basis, as well as tax withholding changes. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment requires different transition methods for various components of the standard. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash and restricted cash equivalents. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations

In April 2015, the FASB issued ASU No. 2015-03(ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Table Of Contents	21

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, and due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Our principal executive officer and principal financial officer do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

There was a material weakness in the Company’s internal control over financial reporting due to the fact that the Company did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion. We expect that the Company will need to hire accounting personnel with the requisite knowledge to improve the levels of review of accounting and financial reporting matters. The Company may experience delays in doing so and any such additional employees would require time and training to learn the Company’s business and operating processes and procedures. For the near-term future, until such personnel are in place, this will continue to constitute a material weakness in the Company’s internal control over financial reporting that could result in material misstatements in the Company’s financial statements not being prevented or detected.

Table Of Contents	22

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The Company’s CEO and or CFO has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

ITEM 9B. OTHER INFORMATION

Not applicable.

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

Name	Age	Position and Term
Isaac Dietrich	24	Director and Chairman of the Board (Since 2013), Chief Executive Officer (Since 2013)

Vincent “Tripp” Keber	48	Director (Since 2014)

Ean Seeb	41	Director (Since 2014)

Terence Fitch	57	Director (Since 2015)

Daniel Hunt	23	Chief Operations Officer (Since 2015)

Lance Galey	41	Chief Technology Officer (Since 2016)

George Robert Pullar	48	Chief Financial Officer (Since 2016)

Isaac Dietrich, Chief Executive Officer, Chairman of the Board and Director - Isaac Dietrich is the founder, CEO, largest shareholder, and Chairman of the Board of MassRoots, each since our inception. He is responsible for executing our strategic business development. Mr. Dietrich was the co-founder and majority shareholder of RoboCent.com from June 2012 until his buyout in December 2016, scaling the business to millions in revenue. He also founded Tidewater Campaign Solutions, LLC, a Virginia Beach-based political strategy firm that was retained by 30 political campaigns and political action committees from January 2010 to December 2012. From February to December 2010, Mr. Dietrich served as Field Director for former Congressman E. Scott Rigell’s campaign.

Table Of Contents	23

Vincent “Tripp” Keber, Director – Tripp Keber has served as a Director of MassRoots since 2014. Mr. Keber also is a co-founder, Director and Chief Executive Officer of Dixie Elixirs & Edibles, a Colorado licensed medical marijuana infused products manufacturer. He is a founding director of the National Cannabis Industry Association, and, since 2013, has served as a director of the Marijuana Policy Project. He is also an advisory board member of the Medical Marijuana Industry Group in Colorado. Mr. Keber also serves as a board member of American Cannabis Company (2014-current). In his current role as CEO of Dixie, Mr. Keber is responsible for the overall strategy, licensing, marketing, branding and expansion efforts related to the Dixie brand, both domestically and internationally. Mr. Keber has been featured on CBS’s 60 Minutes and CNBC.

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

Ean Seeb, Director – Ean Seeb has served as a Director of MassRoots since 2014. Mr. Seeb was previously the co-owner and manager of Denver Relief LLC, formerly Denver’s oldest medical and adult use cannabis operation. Denver Relief’s cultivation and infused products manufacturing facility was sold in July 2016 to county music legend Willie Nelson (CMH Brands). As a founding partner of Denver Relief Consulting LLC and seasoned cannabis dispensary operator, Mr. Seeb has significant experience navigating complex legislation and regulatory demands unique to legal cannabis operations. Mr. Seeb also serves as a board member of Quark Distribution (2014-present), Manna Molecular Science (2015-current), Vapor Slide (2016-current) and is on the board of advisors for U.S. Coffee (2017-current). He serves as a current board member and former Board Chair for the National Cannabis Industry Association and holds leadership positions with charitable organizations focused on a range of social causes, from civil rights to sustainable volunteer farming. Mr. Seeb has been actively involved with non-profit groups for over two decades. His years of humanitarian experience lead Mr. Seeb to conceptualize and develop a cannabis-centric service organization called the Denver Relief GREEN TEAM in 2010. He holds a B.S. degree in Business Administration with an emphasis in Computer Information Systems from University of Northern Colorado. We believe that Mr. Seeb will use his experience and industry knowledge to help guide our leadership team.

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

Daniel “Dan” Hunt, Chief Operations Officer - Since June 2015, Daniel Hunt has served as the Company’s Chief Operations Officer, responsible for overseeing the Company’s daily operations, including marketing, sales, business development, staffing, processes and infrastructure. From July 2014 to June 2015, Mr. Hunt served as the Company’s Vice President of Marketing, where he was responsible for the coordination and implementation of the Company’s marketing initiatives. From June 2011 to July 2014, Mr. Hunt served as Head of Business Development for SearchParty Music, a media production company in Massachusetts. Prior to joining the Company, Mr. Hunt attended James Madison University from 2012-2014, where he gained experience while supporting the operations of early-stage startups as a member of the Society of Entrepreneurs. Mr. Hunt also served on the board of managers of Flowhub, LLC, a private cannabis point-of-sale company, from May 2015 to September 2016.

Table Of Contents	24

Lance Galey, Chief Technology Officer – Lance Galey joined MassRoots as its Chief Technology Officer in June 2016. Previously, Mr. Galey was the Chief Cloud Architect for Autodesk from February 2014 to April 2016, where he helped transform their products into strategic SaaS businesses. From June 2012 to February 2015, Mr. Galey served as Vice President and Principal Architect at Salesforce, where he led the architecture and development of numerous core infrastructure services underlying a large portfolio of Salesforce SaaS applications and was selected as the executive MVP for the technology division of Salesforce.com. Prior to his time at Salesforce, Mr. Galey served as Technical Advisor for PLUMgrid Inc. (2012-2013); Chief Architect and Head of OpenStack Engineering of Cloud Services for WebEx, a division of Cisco (2011-2012); and as the Director of Architecture for the Disney Connected and Advanced Technologies division of The Walt Disney Company (2009-2011). Mr. Galey also served as Sr. Program Manager at Microsoft Inc. (2006-2009) and began his career at Amazon (2005-2006) and Level 3 Communications (2000-2005). Mr. Galey is passionate about helping technology companies scale their teams and products to meet growing demands. He holds a B.S. in computer science from Regis University.

George Robert “Bob” Pullar, Chief Financial Officer – Bob Pullar joined MassRoots as its Chief Financial Officer in December 2016. Prior to joining MassRoots, since October 2006, Mr. Pullar, co-owned and served as Managing Director of Axis Private Equity Group, LLC, an investment firm focused on making equity investments in well-managed, profitable companies. Mr. Pullar’s experience includes the negotiation of leveraged buyouts, management buyouts, recapitalizations and equity investments with privately held businesses and subsidiaries or divisions of public companies. Mr. Pullar brings to the Company a strong understanding of and tremendous experience in the financial industry.

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

Our Board of Directors

Our Board of Directors (our “Board”) currently consists of five members. The number of directors on our Board can be determined from time to time by action of our Board.

Table Of Contents	25

Our Board has decided that it would judge the independence of its directors by the heightened standards established by the NASDAQ Stock Market, despite the Company not being subject to these standards at such time. Accordingly, the Board has determined that our three non-employee directors, Ean Seeb, Terence Fitch, and Tripp Keber, each meet the independence standards established by the NASDAQ Stock Market and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our Audit Committee and Compensation Committee. Our Board considers a director to be independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the NASDAQ Stock Market and the rules and regulations of the SEC.

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

Committees of the Board

In December 2015, our Board designated the following three committees of the Board: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Terence Fitch is the Chairman of the Audit Committee, and Ean Seeb and Tripp Keber are members. the Audit Committee is responsible for, among other things, overseeing the financial reporting and audit process and evaluating our internal controls over financial reporting. The Board has determined that Terence Fitch, Ean Seeb and Tripp Keber would each be considered “independent directors” and “Audit Committee financial experts” within the meaning of the NASDAQ and Exchange Act rules.

Tripp Keber is the Chairman of the Compensation Committee, and Ean Seeb is a member. The Compensation Committee is responsible for, among other things, establishing and overseeing the Company’s executive and equity compensation programs, establishing performance goals and objectives, and evaluating performance against such goals and objectives. The Board has determined that Tripp Keber and Ean Seeb would each be considered “independent directors” within the meaning of the NASDAQ and Exchange Act rules.

Ean Seeb is the Chairman of the Nominating and Corporate Governance Committee, and Tripp Keber is a member. The Nominating and Corporate Governance Committee is responsible for, among other things, identifying and recommending candidates to fill vacancies occurring between annual shareholder meetings and reviewing the Company’s policies and programs relating to matters of corporate citizenship, including public issues of significance to the Company and its shareholders. The Board has determined that Ean Seeb and Tripp Keber would be considered “independent directors” within the meaning of the NASDAQ and Exchange Act rules.

Current copies of the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our corporate website at https://massroots.com/investors/governance.

Table Of Contents	26

Risk Oversight

Our Board oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. Our Board performs this oversight role by using several different levels of review. In connection with its reviews of the operations and corporate functions of our Company, our Board addresses the primary risks associated with those operations and corporate functions. In addition, our Board reviews the risks associated with our Company’s business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies. Each of our Board committees also coordinates oversight of the management of our risk that falls within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. The Board also is provided updated by the CEO and other executive officers of the Company on a regular basis.

Section 16 Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding shares of common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership in our common stock and other equity securities. Specific due dates for these records have been established, and we are required to report in this report any failure in 2016 to file by these dates. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2016, all filing requirements applicable to the Reporting Persons were timely met.

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

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our “named executive officers” for the 2016 fiscal year consisted of the following individuals:

Isaac Dietrich, our Chief Executive Officer
Dan Hunt, our Chief Operations Officer Lance Galey, Chief Technology Officer

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

Table Of Contents	27

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards (1) $	Option Awards (1) $	Non-Equity Incentive Plan Compensation $	All Other Compensation $	Total $
Isaac Dietrich Chief Executive Officer, Director	2016 2015	107,917 81,220	— —	— —	— —	— —	— —	107,917 81,220

Daniel Hunt Chief Operating Officer	2016 2015	104,377 67,500	__ —	178,000(2) 25,000(4)(6)	706,335(3) 245,951(4)(6)	__ —	__ —	988,712 338,451

Lance Galey Chief Technology Officer	2016 2015	10,000 —	__ —	__ —	706,335(3) —	__ —	__ —	716,335 —

(1)	These amounts are the aggregate fair value of the equity compensation incurred by the Company for payments to executives during the fiscal year. The aggregate fair value is computed in accordance with FASB ASC Topic 718. The fair market value was calculated using the Black-Scholes options pricing model. Assumptions underlying the valuation of each specific award are included in Note 9 of our Financial Statements included in this Annual Report on Form 10-K.
(2)	On December 14, 2015, the Company’s Board approved the grant of 200,000 unvested restricted shares to Mr. Hunt. However, pursuant to the 2015 Plan, the grant would not occur until shareholder approval of the 2015 Plan became effective, which occurred in January 2016 (as described further in the section below entitled “Our Equity Incentive Plans”). As such, this grant will be included as compensation for Mr. Hunt in fiscal year 2016.
(3)	On December 19, 2016, the Company granted each to Mr. Hunt and Mr. Galey 1,000,000 options to purchase the Company’s common stock at $0.86 per share for ten years, vesting immediately.
(4)	On January 1, 2015, the Company approved the issuance to Daniel Hunt of 50,000 shares of its common stock and 100,000 options to purchase shares of common stock at $0.50 per share pursuant to the 2014 Plan (as defined below), which would vest over the period of one year on a monthly basis.
(5)	On December 14, 2015, the Board approved a grant of 800,000 vested options to purchase shares of common stock at $1.00 per share to Mr. Hunt pursuant to the 2015 Plan (as defined below) which vest as follows: upon the Company reaching 1,000,000 registered Users, 200,000 options shall vest; upon the Company reaching 2,500,000 registered Users, 200,000 options shall vest; upon the Company reaching $1,000,000 in cumulative revenue, 200,000 options shall vest; and, upon the Company reaching $2,500,000 in cumulative revenue, 200,000 options shall vest.

Outstanding Equity Awards at December 31, 2016 Fiscal Year End

The following table sets forth the equity awards our named executive officers had outstanding at December 31, 2016.

Table Of Contents	28

Option Awards
Name	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option exercise price	Option expiration date
Isaac Dietrich	—	—	—		$—	—
Daniel Hunt	100,000	—	—		$0.50	1/1/2025
	200,000	—	600,000	(1)	$1.00	12/14/2025
	—	1,000,000	—		$0.86	12/19/2026
Lance Galey	400,000	200,000	—		$0.53	10/3/2026
	—	1,000,000	—		$0.86	12/19/2026

(1)	The 600,000 unvested options were awarded pursuant to the 2015 Plan, which vest as follows: upon the Company reaching 2,500,000 registered Users, 200,000 options shall vest; upon the Company reaching 1,000,000 in cumulative revenue, 200,000 options shall vest; and, upon the Company reaching $2,500,000 in cumulative revenue, 200,000 options shall vest.

Narrative Disclosure to Summary Compensation and Option Tables

Isaac Dietrich

Isaac Dietrich provides services to us as our Chief Executive Officer pursuant to an at-will agreement (with one month notice to be given prior to termination) that provides that Mr. Dietrich would be paid an amount determined by the Company in accordance with the Company’s normal payroll procedures. From April 1, 2014 to March 31, 2015, Mr. Dietrich was paid a salary of $5,000 per month. From April 1, 2015 until March 31, 2016, Mr. Dietrich was paid a salary of $6,500 per month. From April 1, 2016 until September 30, 2016, Mr. Dietrich was paid a salary of $10,833 per month. From October 1, 2016 and thereafter, Mr. Dietrich was paid a salary of $7,917 per month. Mr. Dietrich did not receive any compensation related to his position as a director.

In December 2015, Mr. Dietrich started receiving health, vision and dental insurance. No retirement plan, life insurance or employee benefits program has been awarded to Mr. Dietrich and he serves at the direction of the Board.

Daniel Hunt

Daniel “Dan” Hunt provides services to us as our Chief Operating Officer pursuant to an “at-will” agreement that became effective July 19, 2015. Pursuant to this agreement, Mr. Hunt receives a salary of $78,000 per year and may be terminated by either party with or without cause with one (1) month’s written notice. From January 1, 2015 until July 17, 2015, Mr. Hunt served as an at will employee with a salary of 3,500 per month. From July 17, 2015 to March 31, 2016, Mr. Hunt was paid a salary of $6,500 per month. From April 1, 2016 until September 30, 2016, Mr. Hunt was paid a salary of $10,833 per month. From October 1, 2016 and thereafter, Mr. Hunt was paid a salary of $7,500 per month

In addition, on January 1, 2015, the Company approved the issuance to Mr. Hunt 50,000 shares of its common stock and 100,000 options to purchase shares of common stock at $0.50 per share pursuant to the 2014 Plan, which would vest over the period of one year on a monthly basis. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.17% risk-free interest, 0% dividend yield, 1.50% volatility, and expected term of 5.25 years.

Table Of Contents	29

On December 14, 2015, the Board approved a grant of 800,000 unvested options to purchase shares of common stock at $1.00 per share to Mr. Hunt pursuant to the 2015 Plan, which vest as follows: upon the Company reaching 1,000,000 registered Users, 200,000 options shall vest; upon the Company reaching 2,500,000 registered Users, 200,000 options shall vest; upon the Company reaching $1,000,000 in cumulative revenue, 200,000 options shall vest; and, upon the Company reaching $2,500,000 in cumulative revenue, 200,000 options shall vest. The fair market value was calculated using the Black-Scholes options pricing model. Under this model, the fair market value of the 200,000 options that vest upon the Company reaching 1,000,000 register Users was calculated assuming approximately 2.23% risk-free interest, 0% dividend yield, 280% volatility, and expected term of 5.25 years. No cost is recognized in 2015 for the other 600,000 options as the probability of achieving those targets is not currently estimable. As of December 31, 2016, 200,000 options had vested.

On that same date, the Company’s Board approved the grant of 200,000 unvested restricted shares to Mr. Hunt. However, pursuant to the 2015 Plan, the grant did not occur until shareholder approval of the 2015 Plan became effective, which occurred in January 2016. As such, this grant has been included as compensation for Mr. Hunt in fiscal year 2016.

On December 19, 2016, the Board approved a grant of unvested options to purchase up to 1,000,000 shares of common stock at $0.86 per share to Mr. Hunt pursuant to the 2017 Plan (as defined below), which vest as follows: (i) 83,333 options on the first day of each of January, February, April, May, July, August, October and November of 2017; and (ii) 83,334 options on the first day of each of March, June, September and December of 2017. Because no options vested in fiscal year 2016, this grant will included as compensation for Mr. Hunt in fiscal year 2017.

Lance Galey

Lance Galey provides services to us as our Chief Technology Officer pursuant to an “at-will” agreement that became effective June 20, 2016.

On October 3, 2016, pursuant to the Company’s 2016 Plan (as defined below), the Board granted Mr. Galey a stock grant of 600,000 unvested restricted shares of the Company’s common stock (the “Galey Stock Award”) and unvested options to purchase up to 600,000 shares of the Company’s common stock with an exercise price of $0.51 which will expire ten years from issuance (the “Galey Option Award”). The Galey Stock Award will vest as follows: (i) 300,000 shares will vest on October 3, 2016 and (i) 50,000 shares will vest on the first day of each month from November 2016 through April 2017. If the Company terminates the employment of Mr. Galey prior to the full vesting of the Galey Stock Award and Galey Option Award, or in the event of a change of control, merger, or similar event affecting the Company, all remaining unvested options and shares will vest immediately.

On December 19, 2016, the Board approved a grant of unvested options to purchase up to 1,000,000 shares of common stock at $0.86 per share pursuant to the 2017 Plan to Mr. Galey pursuant to the 2017 Plan, which vest as follows: (i) 83,333 options on the first day of each of January, February, April, May, July, August, October and November of 2017; and (ii) 83,334 options on the first day of each of March, June, September and December of 2017. Because no options vested in fiscal year 2016, this grant will be included as compensation for Mr. Galey in fiscal year 2017.

Compensation Adjustments

On March 29, 2016, our Board, upon the recommendation of the Company’s Compensation Committee, approved increases in the salary of Mr. Dietrich and Mr. Hunt, such that each would receive $10,833 per month for their services in their respective positions.

Table Of Contents	30

On October 5, 2016, our Board, upon the recommendation of the Company’s Compensation Committee, approved adjustments to several officers’ compensation packages. Specifically, in connection with the Board’s expense reduction initiatives, the Board approved (i) a decrease of the annual salary of the Company’s President and Chief Executive Officer, Isaac Dietrich, to $95,000 per year from $130,000 per year; (ii) a decrease of the annual salary of the Company’s Chief Operating Officer, Dan Hunt, to $90,000 per year from $130,000 per year; and (iii) a decrease of the annual salary of the Company’s Chief Technology Officer, Lance Galey, to $60,000 per year from $150,000 per year.

In addition to the salary decrease, Mr. Galey agreed to waive $51,785 in salary which he had earned but deferred payment of in connection with the Board’s approval of the grant, pursuant to the Company’s 2016 Plan, to Mr. Galey of an 600,000 unvested restricted shares of the Company’s common stock (the “Galey Stock Award”) and unvested options to purchase up to 600,000 shares of the Company’s common stock with an exercise price of $0.51 which will expire ten years from issuance (the “Galey Option Award”). The Galey Stock Award will vest as follows: (i) 300,000 shares will vest on October 3, 2016 and (i) 50,000 shares will vest on the first day of each month from November 2016 through April 2017. If the Company terminates the employment of Mr. Galey prior to the full vesting of the Galey Stock Award and Galey Option Award, or in the event of a change of control, merger, or similar event affecting the Company, all remaining unvested options and shares will vest immediately.

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

The following table shows for the fiscal year ended December 31, 2016, certain information with respect to the compensation of all non-employee directors of the Company:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	Total
Ean Seeb(2)(3)	$-	$-	$706,335	$706,335
Tripp Keber(2)(3)	$-	$-	$706,335	$706,335
Terence Fitch(2)	$-	$-	$706,335	$706,335

Table Of Contents	31

(1)	These amounts are the aggregate fair value of the equity compensation granted to our directors during the fiscal year. The fair value is computed in accordance with FASB ASC Topic 718. The fair market value was calculated using the Black-Scholes options pricing model. Assumptions underlying the valuation of each specific award are included in Note 9 of our Financial Statements included in this Annual Report on Form 10-K.
(2)	Messrs. Seeb, Keber and Fitch joined our Board on June 4, 2014, March 31, 2014 and December 9, 2015, respectively.
(3)	As discussed below, Ean Seeb and Tripp Keber received stock awards and options on June 4, 2014 intended to compensate them for approximately three years of service on the Company’s Board. On December 19, 2016, the Company granted Messrs. Seeb and Keber options to acquire 1,000,000 shares of the Company’s common stock each, for ten years with an exercise price of $0.86 per share and vesting monthly over one year.

On December 9, 2015, in exchange for his service as a Director, the Board approved the issuance to Mr. Terence Fitch, pursuant to the 2015 Plan, unvested options to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.90 per share that will expire ten years from date of issuance and vest monthly over the period of one year, beginning January 1, 2016. All vesting per the above schedule shall cease thirty days from the time the applicable director is dismissed from the Board, fails to win re-election by shareholders, or resigns as a director. The fair market value of the options was calculated using the Black-Scholes options pricing model, assuming approximately 2.23% risk-free interest, 0% dividend yield, 280% volatility, and expected term of 5.25 years.

Also on December 9, 2015, the Company’s Board approved the grant of 100,000 shares to Mr. Fitch. However, pursuant to the 2015 Plan, the grant did not occur until shareholder approval of the 2015 Plan became effective, which occurred in January 2016. As such, this grant has been included as compensation for Mr. Fitch in fiscal year 2016.

On June 6, 2014, each of Ean Seeb and Tripp Keber, received the following pursuant to the 2014 Plan for their service as a director: (i) a stock award of 250,000 shares of our Common Stock (the “Stock Award”) and (ii) options to purchase up to 750,000 shares of our common stock at $0.10 per share (each an “Option”) which vest as follows:

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

All vesting per the above schedule shall cease thirty days from the time the applicable director is dismissed from the Board, fails to win re-election by shareholders, or resigns as a director. As of December 31, 2016, 750,000 Options held by each of Messrs. Seeb and Keber had vested and were available for exercise. No additional grants were made to Messrs. Keber and Seeb during 2015. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.61% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 10 years.

On December 19, 2016, the Board approved a grant of unvested options to purchase up to 1,000,000 shares of common stock at $0.86 per share pursuant to the 2017 Plan to each of Messrs. Seeb, Keber and Fitch pursuant to the 2017 Plan, which vest as follows for each such recipient: (i) 83,333 options on the first day of each of January, February, April, May, July, August, October and November of 2017; and (ii) 83,334 options on the first day of each of March, June, September and December of 2017. Because no options vested in fiscal year 2016, this grant will be included as compensation for Messrs. Seeb, Keber and Fitch in fiscal year 2017.

Table Of Contents	32

Indemnification of Officers and Directors

Our Amended and Restated Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by applicable law against all liability and loss suffered and expenses (including attorneys” fees) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities. We shall be required to indemnify a director or officer in connection with an action or proceeding commenced by such director or officer only if the commencement of such action or proceeding by the director or officer was authorized in advance by the Board of Directors.

We currently maintain director’s and officer’s liability insurance having a total aggregate limit of liability of $1,000,000, and an umbrella policy for up to $1,000,000 in excess coverage.

Our Equity Incentive Plans

Our shareholders approved our 2014 Equity Incentive Plan (“2014 Plan”) in June 2014, our 2015 Equity Incentive Plan (“2015 Plan”) in December 2015, our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016 and our 2017 Equity Incentive Plan (“2017 Plan”, and collectively, the “Plans”) in December 2016. The Plans are identical, except for number of shares reserved for issuance under each.

The Plans provide for the grant of incentive stock options to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our Plans also provide that the grant of performance stock awards may be paid out in cash as determined by the Committee (as defined herein).

Plan Details

The following table and information below sets forth information as of December 31, 2016 on our Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2014 Equity Incentive Plan	2,233,220	$0.31	0
2015 Equity Incentive Plan	3,336,248	$0.94	24,095
2016 Equity Incentive Plan	2,220,117	$0.51	144,219
2017 Equity Incentive Plan	8,775,000	$0.87	13,507,769

Equity compensation plans not approved by security holders	—	—	—
Total	16,564,585	$0.76	13,676,083

Summary of the Plans

Table Of Contents	33

Authorized Shares

A total of 4,000,000 shares of our common stock are reserved for issuance pursuant to the 2014 Plan. A total of 4,500,000 shares of our common stock are reserved for issuance pursuant to the 2015 Plan. A total of 6,000,000 shares of our common stock are reserved for issuance pursuant to the 2016 Plan. A total of 25,000,000 shares of our common stock are reserved for issuance pursuant to the 2017 Plan. Shares issued under our Plans may be authorized but unissued or reacquired shares of our common stock. Shares subject to stock awards granted under our Plans that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under our Plans. Additionally, shares issued pursuant to stock awards under our Plans that we repurchase or that are forfeited, as well as shares reacquired by us as consideration for the exercise or purchase price of a stock award, will become available for future grant under our Plans.

Administration

Our Board, or a duly authorized committee thereof (collectively, the “Committee”), has the authority to administer our Plans. Our Board may also delegate to one or more of our officers the authority to designate employees other than Directors and officers to receive specified stock, which, in respect to those awards, said officer or officers shall then have all that the Committee would have.

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

Stock Options

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

Performance Shares

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

Restricted Stock

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

Table Of Contents	34

Other Share-Based Awards and Cash Awards

The Committee may make other forms of equity-based awards under our Plans, including, for example, deferred shares, stock bonus awards and dividend equivalent awards. In addition, our Plans authorizes us to make annual and other cash incentive awards based on achieving performance goals that are pre-established by our compensation committee.

Change in Control

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

Change in Capitalization

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

Plan Amendment or Termination

Our Board has the authority to amend, suspend, or terminate our Plans, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. The Plans will terminate ten (10) years after the earlier of (i) the date the each Plan is adopted by the Board, or (ii) the date a Plan is approved by the stockholders, except that awards that are granted under the applicable Plan prior to its termination will continue to be administered under the terms of the that Plan until the awards terminate, expire or are exercised.

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

Each of the Company’s outstanding debentures convertible into common stock and warrants to purchase common stock include a provision which prevents the Company from effecting the conversion or exercise of the respective debenture or warrant, to the extent that, as a result of such conversion or exercise, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion or exercise (collectively, the “4.99% Blocker”).

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of March 20, 2017, and the address for each director and executive officer of the Company is: c/o MassRoots, Inc., 1624 Market Street, Suite 201, Denver, CO 80202. Mr. Dietrich is the only beneficial owner of more than 5% of the outstanding shares of common stock; therefore a table listing 5% beneficial owners has been omitted.

Table Of Contents	35

	Number of Shares Beneficially Owned(1)		Percentage Outstanding(2)

Directors and Named Executive Officers
Isaac Dietrich	17,743,831	(3)	21.19%	(3)
Daniel Hunt	1,234,166	(6)	1.47%
Ean Seeb	1,575,454	(4)	1.88%
Vincent “Tripp” Keber	1,416,666	(5)	1.69%
Terence Fitch	616,666	(7)	0.74%
George Robert Pullar(10)	204,169	(11)	0.24%
Lance Galey(8)	2,033,332	(9)	2.43%
All directors and named executive officers as a group (7 persons)	24,824,284		29.65%

(1)			The Company believes that each shareholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each shareholder is determined under the rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power and (ii) any shares which the individual has the right to acquire within 60 days after March 20, 2017 through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such shareholder of beneficial ownership of those shares of common stock.
(2)			Based on 83,728,315 shares of common stock issued and outstanding as of March 20, 2017.
(3)			The 17,743,831 shares of common stock include (i) 17,718,831 shares of common stock; (ii) up to 5,000 shares of common stock issuable upon exercise of our $1.00 warrants; and (iii) up to 20,000 shares of common stock issuable upon exercise of our $0.90 warrants. These are aggregated without regard to the 4.99% Blocker and the percentage outstanding calculated without regard to the 4.99% Blocker. With regard to the 4.99% Blocker, the amount beneficially owned would be 17,738,831 shares, which would be equal to 21.19% of the Company’s outstanding shares.
(4)			Mr. Seeb’s 1,575,454 shares of common stock consists of (i) 363,788 shares common stock held by Denver Relief Consulting, which is controlled by Mr. Seeb, (ii) 30,000 shares of common stock held by E-3 Events, which Mr. Seeb shares a 1/3 interest in, (iii) up to 15,000 shares of common stock issuable upon exercise of our $1.00 warrants, also held by E-3 Events, (iv) vested options to purchase up to 750,000 shares of our common stock; and (v) options issued pursuant to the 2017 Plan to purchase up to 416,666 shares of our common stock which have vested by or will vest within 60 days of the date of this report.
(5)			Mr. Keber’s 1,416,666 shares of common stock consists of (i) 250,000 shares common stock held by Dixie Holdings LLC, which is controlled by Mr. Keber; (ii) vested options to purchase up to 750,000 shares of our common stock; and (iii) options to purchase up to 416,666 shares of our common stock which have vested by or will vest within 60 days of the date of this report.
(6)			Mr. Hunt’s 1,234,166 shares of common stock consists of (i) 280,000 shares of common stock; (ii) up to 37,500 shares of common stock issuable upon exercise of our $0.40 warrants; (iii) vested options to purchase up to 500,000 shares of our common stock; and (iv) options issued pursuant to the 2017 Plan to purchase up to 416,666 shares of our common stock which have vested by or will vest within 60 days of the date of this report. These amounts do not include the unvested grants of 50,000 shares of restricted stock and the underlying shares related to options to purchase up to 400,000 shares of our common stock held by Mr. Hunt which had not yet vested and were not exercisable within 60 days of the date of this report, and/or contained conditions preventing their exercise.
(7)			Mr. Fitch’s 616,666 shares of common stock consists of (i) 100,000 shares common stock; (ii) vested options to purchase up to 100,000 shares of our common stock; and (iii) options issued pursuant to the 2017 Plan to purchase up to 416,666 shares of our common stock which have vested by or will vest within 60 days of the date of this report.
(8)			Mr. Galey became the Company’s Chief Technology Officer on June 20, 2016.
(9)			Mr. Galey’s 2,033,332 shares of common stock consists of (i) 600,000 shares common stock; (ii) options issued pursuant to the 2016 Plan to purchase up to 1,016,666 shares of our common stock which have vested by or will vest within 60 days of the date of this report; and (iii) options issued pursuant to the 2017 Plan to purchase up to 416,666 shares of our common stock which have vested by or will vest within 60 days of the date of this report.
(10)			Mr. Pullar became the Company’s Chief Financial Officer on December 21, 2016.
(11)			Mr. Pullar’s 204,169 shares of common stock consists of (i) 100,000 shares common stock; and (ii) options issued pursuant to the 2017 Plan to purchase up to 104,169 shares of our common stock which have vested by or will vest within 60 days of the date of this report.

Table Of Contents	36

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described herein, none of the following parties (each a “Related Party”) has, in our fiscal years ended December 31, 2016 and 2015, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us (except those described in Item 11, above):

•	any of our directors or officers;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
•	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

On October 28, 2014, each of Isaac Dietrich and Stewart Fortier, our then Chief Executive Officer and Chief Technology Officer (former), respectively, each participated in the Company’s private offering that took place beginning September 15, 2014 and continued until March 11, 2015, whereby Mr. Dietrich purchased $5,000 of the Company’s securities consisting of 10,000 shares of the Company’s common stock and warrants to purchase 5,000 shares at $1 per share, while Mr. Fortier purchased $10,000 of the Company’s securities consisting of 20,000 shares of the Company’s common stock and warrants to purchase 5,000 shares at $1 per share. On March 11, 2015, E3 Events, LLC, which is controlled by our Director, Ean Seeb, purchased $15,000 of the Company’s securities consisting of 30,000 shares of the Company’s common stock and warrants to purchase 15,000 shares at $1 per share. On March 10, 2015, Michael and Shelly Seeb, Mr. Seeb’s parents, as well as JEAP Partners, owned by Mr. Seeb’s father in law, participated in the Company’s private offering, purchasing $5,000 and $20,000 of the Company’s securities respectively. Each of these purchases were made on the same terms as other, non-affiliated investors.

On August 31, 2016, Isaac Dietrich, our Chief Executive Officer, participated in the 2016 Direct Registered Offering that took place beginning August 12, 2016 and continued until October 24, 2016, whereby Mr. Dietrich purchased $5,000 of the Company’s securities consisting of 10,000 shares of the Company’s common stock and warrants to purchase up to 10,000 shares of Company’s common stock at $0.90 per share.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and therefore, the Company is not subject to any director independence requirements. Our Board considers a director to be independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the NASDAQ Stock Market and the rules and regulations of the SEC. Under this standard, Messrs. Dietrich and Hunt, along with our former directors, Messrs. Fortier and Knight, would not be considered “independent” under such standards.

Table Of Contents	37

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board approved formation of an Audit Committee in December 2016 which is comprised of three members of the Board.

As disclosed in our Form 8-K filed on January 21, 2016, pursuant to the recommendation of our Audit Committee, we dismissed N.K.A. L&L CPAs, PA (formerly known as Bongiovanni & Associates, PA), (“L&L”) as our independent accountant on January 15, 2016, and engaged Liggett & Webb P.A. (“Liggett Webb”) to serve as our new independent accountant. The following table sets forth the aggregate fees billed to us by L&L for a portion of the fiscal year ended December 31, 2015, and by Liggett Webb for a portion of the fiscal year ended December 31, 2015 and for the fiscal year ended December 31, 2016:

	Liggett Webb		L&L
	2015	2016	2015
Audit Fees	$47,558	$71,500	$26,500
Audit-Related Fees	—	-	—
Tax Fees	—	-	—
Other Fees	—	2,500	3,000
Totals	$47,558	$74,000	$29,500

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and fees associated with reviewing our quarterly filings.

Other fees represent the fees associated with reviewing our Registration Statements on Form S-1.

The audit committee of the Company approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

Table Of Contents	38

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2016 and 2015

Statements of Operations for the Years Ended December 31, 2016 and 2015

Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2016 and 2015

Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Notes to Financial Statements

Table Of Contents	39

(b) Exhibit Index

No.	Description	Note(s)
2.1	Plan of Reorganization, dated March 18, 2014.	(1)
2.2	Agreement and Plan of Merger between MassRoots, Inc. and Whaxy Inc. and DDDigtal Inc. and Zachary Marburger and the Stockholders of DDDigtal Inc., dated December 15, 2016.	(2)
3.1	Amended and Restated Certificate of Incorporation of the Company.	(1)
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company.	(1)
3.3	Bylaws of the Company.	(1)
4.1	Form of Common Stock Certificate.	(1)
10.1	Amended Employment Agreement between the Company and Isaac Dietrich, dated April 1, 2014.	(5)+
10.2	Amended Employment Agreement between the Company and Daniel Hunt, dated June 17, 2015.	(6)+
10.3	Employment Agreement between the Company and Stewart Fortier, dated April 1, 2014.	(1)+
10.4	Lease between the Company and RVOF Market Center LLC.	(5)
10.5	First Amendment to Lease between the Company and RVOF Market Center LLC, dated December 11, 2015.	(7)+
10.6	Subscription Agreement between MassRoots and Flowhub, dated May 26, 2015.	(8)
10.7	2014 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder.	(1)+
10.8	Consulting Agreement between MassRoots and Demeter Capital, dated June 15, 2015.	(10)
10.9	Investment Banking Agreement between Chardan and the Company, dated September 24, 2015.	(11)
10.10	2015 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder.	(7)+
10.11	Form of Security Agreement Related to Convertible Debentures from the March 2014 Offering.	(1)
10.12	Form of Subscription Agreement from the March 2014 Offering.	(1)
10.13	Form of Warrant issued for consulting services from the March 2014 Offering at $0.40 per share.	(1)
10.14	Form of Warrant issued for consulting services from the March 2014 Offering at $0.001 per share.	(1)
10.15	Form of Warrant issued together with Convertible Debentures from the March 2014 Offering at $0.40 per share.	(1)
10.16	Form of Convertible Debenture Agreement Issued in the March 2014 Offering.	(1)
10.17	Form of Debenture Registration Rights Agreement related to the March 2014 Offering.	(1)
10.18	Form of Warrant issued with Subscription Agreement from March 2014 Offering at $0.40 per share.	(1)
10.19	Form of Subscription Agreement from September 15, 2014 to the March 11, 2015 Private Placement.	(7)+
10.20	Form of Warrant issued with Subscription Agreement in September 15, 2014 to March 11, 2015 Private Placement at $1.00 per share.	(7)+
10.21	Form of Subscription Agreement from April 1, 2015 through April 17, 2015 Private Placement.	(12)
10.22	Form of Subscription Agreement from June 10, 2015 through July 13, 2015 Private Placement.	(13)
10.23	Form of Warrant Utilized by Service Providers.	(14)+
10.24	Form of Subscription Agreement for the Registered Offering Occurring in November 2015.	(11)
10.25	Form of Warrant for the Registered Offering Occurring in November 2015.	(11)
10.26	Form of Note in March 2016 Note Offering.	(15)
10.27	Form of Warrant in March 2016 Note Offering.	(15)
10.28	Form of Security Agreement in March 2016 Note Offering.	(15)
10.29	Form of Securities Purchase Agreement utilized in March 2016 Note Offering.	(15)
10.30	2016 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder.	(4)+
10.31	Senior Secured Promissory Note between the Company and Santino Walter Productions, LLC, dated March 23, 2016.	(16)

Table Of Contents	40

10.32	420 Event Agreement between the Company and Santino Walter Productions, LLC, dated March 23, 2016.	(16)
10.33	License Agreement between the Company and Santino Walter Productions, LLC, dated March 23, 2016.	(16)
10.34	Employment Agreement between the Company and Lance Galey Hunt, dated June 20, 2016.	(17)+
10.35	Employment Agreement between the Company and Robert Pullar, dated December 21, 2016.	(18)+
10.36	Form of Lock-Up Agreement between MassRoots, Inc. and each stockholder of DDDigtal Inc.	(3)
10.37	2017 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder.	(9)
14.1	Code of Ethics of the Company.	(5)
16.1	Letter of L&L CPAS, PA dated January 29, 2016.	(19)
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act.	*
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act.	*
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act.	*
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act.	*
99.1	Charter of the Audit Committee.	(20)
99.2	Charter of the Compensation Committee.	(20)
99.3	Charter of the Nominating/Corporate Governance Committee.	(20)
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity/ (Deficit), (iv) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.	*

+ Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 16, 2016.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 27, 2017.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2016.
(5)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 31, 2015.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 19, 2015.
(7)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 28, 2015.
(9)	Incorporated by reference to our Definitive Schedule 14C Information Statement filed with the SEC on December 9, 2016.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on July 22, 2015.
(11)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1/A filed with the SEC on October 7, 2015.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 17, 2015.
(13)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2015.
(14)	Incorporated by reference our Registration Statement on Form S-1 filed with the SEC on April 11, 2016.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 23, 2016.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 27, 2016
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 27, 2016.
(19)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on February 1, 2016.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2015.

Table Of Contents	41

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 31, 2017	By:	/s/ Isaac Dietrich Isaac Dietrich Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Isaac Dietrich	Principal Executive Officer and Chairman of the Board of Directors	March 31, 2017
Isaac Dietrich

/s/ Vincent “Tripp” Keber	Director	March 31, 2017
Vincent “Tripp” Keber

/s/ Terence Fitch	Director	March 31, 2017
Terence Fitch

/s/ Daniel Hunt	Director, Chief Operations Officer	March 31, 2017
Daniel Hunt

/s/ Ean Seeb	Director	March 31, 2017
Ean Seeb

/s/ George Robert Pullar	Chief Financial Officer and Chief Accounting Officer	March 31, 2017
George Robert Pullar

Table Of Contents	42

MASSROOTS, INC.

FINANCIAL STATEMENTS

Table Of Contents	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MassRoots, Inc.

Denver, Colorado

We have audited the accompanying balance sheets of MassRoots, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.

New York, New York

March 31, 2017

Table Of Contents	F-2

MASSROOTS, INC.

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS
Current assets:
Cash	$374,490	$386,316
Accounts receivable	3,306	39,500
Prepaid and other	—	12,938
Total current assets	377,796	438,754

Property and equipment, net	77,322	73,023

Other assets:
Investments	235,000	175,000
Deposits and other assets	33,502	33,502
Total other assets	268,502	208,502

Total assets	$723,620	$720,279

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$382,550	$109,997
Accrued expenses	—	84,355
Deferred revenue	27,010	—
Derivative liability	1,301,138	—
Total current liabilities	1,710,698	194,352

Long term debt:
Convertible notes payable, long term	108,100	209,100
Total liabilities	1,818,798	403,452

Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 71,908,370 and 46,939,965 shares issued and outstanding as of December 31, 2016 and 2015, respectively	71,908	46,940
Common stock to be issued, 1,740,000 and 624,000 shares, respectively	1,740	624
Additional paid in capital	28,693,819	12,101,784
Accumulated deficit	(29,862,645)	(11,832,521)
Total stockholders’ (deficit) equity	(1,095,178)	316,827

Total liabilities and stockholders’ (deficit) equity	$723,620	$720,279

See the accompanying notes to the financial statements

Table Of Contents	F-3

MASSROOTS, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015
Revenues:	$701,581	$213,963

Operating expenses:
Cost of revenues	180,427	57,611
Advertising	985,342	717,773
Payroll and related expenses	2,112,879	1,381,071
Stock based compensation	7,380,431	2,722,662
Other general and administrative expenses	3,644,881	1,459,946
Total operating expense	14,303,960	6,339,063

Loss from operations	(13,602,379)	(6,125,100)

Other income (expense):
Loss on change in fair value of derivative liabilities	(581,912)	(2,236,401)
Interest expense	(3,845,833)	(111,397)
Total other income (expense):	(4,427,745)	(2,347,798)

Net loss before income taxes	(18,030,124)	(8,472,898)

Provision of income taxes (benefit)	—	—

NET LOSS	$(18,030,124)	$(8,472,898)

Net loss per common share-basic and diluted	$(0.34)	$(0.19)

Weighted average number of common shares outstanding-basic and diluted	53,151,429	43,834,157

See the accompanying notes to the financial statements

Table Of Contents	F-4

MASSROOTS, INC.

 STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Common stock		Additional
	Common stock		To be issued		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2014	38,909,000	$ 38,909	1,048,000	$ 1,048	$ 2,372,867	$ (3,359,623)	$ (946,799)
Common stock issued due from prior year	1,048,000	1,048	(1,048,000)	(1,048)	-	-	-
Common stock canceled in consideration of warrants	(1,000,000)	(1,000)	-	-	1,000	-	-
Sale of common stock	3,966,509	3,967	34,000	34	3,071,576	-	3,075,577
Common stock issued in settlement of convertible notes	600,000	600	-	-	59,400	-	60,000
Common stock issued upon exercise of warrants for cash	2,426,341	2,426	-	-	534,660	-	537,086
Common stock issued upon exercise of options for cash	-	-	50,000	50	4,950	-	5,000
Common stock issued upon cashless exercise of warrants	41,995	42	-	-	(42)	-	-
Common stock issued for services rendered	948,120	948	540,000	540	1,218,416		1,219,904
Fair value of warrants issued for services	-	-	-	-	229,365		229,365
Fair value of stock options issued for services	-	-	-	-	1,273,483	-	1,273,483
Reclassify fair value of derivative liability to equity upon note payment(s)	-	-	-	-	3,336,109	-	3,336,109
Net loss	-	-	-	-	-	(8,472,898)	(8,472,898)
Balance, December 31, 2015	46,939,965	$ 46,940	624,000	$ 624	$ 12,101,784	$ (11,832,521)	$ 316,827

See the accompanying notes to the financial statements

Table Of Contents	F-5

MASSROOTS, INC.

 STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Common stock		Additional
	Common stock		To be issued		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	46,939,965	$ 46,940	624,000	$ 624	$ 12,101,784	$ (11,832,521)	$ 316,827
Common stock issued related to 2015 stock grants	624,000	624	(624,000)	(624)	-	-	-
Common stock issued for services rendered	4,225,675	4,226	1,740,000	1,740	4,193,940	-	4,199,906
Common stock issued upon exercise of warrants for cash	5,242,393	5,242	-	-	1,128,252	-	1,133,494
Common stock issued upon exercise of options for cash	210,000	210	-	-	24,790	-	25,000
Common stock issued upon cashless exercise of warrants	639,051	639	-	-	(639)	-	-
Common stock issued upon cashless exercise of options	264,158	264	-	-	(264)	-	-
Sale of common stock	10,350,376	10,350	-	-	4,989,925	-	5,000,275
Common stock issued in settlement of convertible notes	3,108,229	3,108	-	-	1,356,783	-	1,359,891
Common stock issued for penalties related to convertible notes	304,523	305	-	-	163,316	-	163,621
Fair value of warrants issued for services rendered	-	-	-	-	68,369	-	68,369
Reclassify fair value of derivative liability to equity upon note payment and warrant exercise(s)	-	-	-	-	1,555,407	-	1,555,407
Fair value of stock options issued for services	-	-	-	-	3,112,156	-	3,112,156
Net loss	-	-	-	-	-	(18,030,124)	(18,030,124)
Balance, December 31, 2016	71,908,370	$ 71,908	1,740,000	$ 1,740	$ 28,693,819	$ (29,862,645)	$ (1,095,178)

See the accompanying notes to the financial statements

Table Of Contents	F-6

MASSROOTS, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (18,030,124)	$ (8,472,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,451	10,174
Amortization of debt discounts	1,549,669	107,016
Stock based compensation	7,380,431	2,722,662
Change in fair value of derivative liabilities	581,912	2,236,401
Non cash interest	1,265,376	4,381
Penalties related to note maturity	763,872	-
Changes in operating assets and liabilities:
Accounts receivable	36,194	(28,299)
Prepaid and other	12,938	209,370
Deposits	-	(30,953)
Accounts payable and other liabilities	210,455	112,906
Deferred revenue	27,010	-
Net cash used in operating activities	(6,182,816)	(3,129,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(23,750)	(69,035)
Investment in DDDigtal LLC	(60,000)	-
Investment in Flowhub	-	(175,000)
Net cash used in investing activities	(83,750)	(244,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	5,000,275	3,075,577
Proceeds from issuance of convertible note	1,420,000	-
Proceeds from exercise of warrants	1,133,494	542,086
Proceeds from exercise of options	25,000	-
Repayments of convertible notes	(1,324,029)	-
Net cash provided by financing activities	6,254,740	3,617,663

Net (decrease) increase in cash	(11,826)	244,388

Cash, beginning of period	386,316	141,928
Cash, end of period	$ 374,490	$ 386,316

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$ -	$ -
Cash paid during period for taxes	$ -	$ -

Non cash investing and financing activities:
Common stock issued in settlement of debt	$ 1,359,891	$ 60,000
Common stock issued in payment of penalties related to notes payable	$ 163,621	$ -
Beneficial conversion feature relating to convertible note payable	$ 945,596	$ -
Reclassification of derivative liability to equity upon note payment(s)	$ 1,555,407	$ 3,336,109

See the accompanying notes to the financial statements

Table Of Contents	F-7

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and organization

MassRoots, Inc. (“MassRoots” or the “Company”) has created a technology platform for the cannabis industry focused on enabling users to share their cannabis content, follow their favorite dispensaries, and stay connected with the legalization movement. The Company was incorporated in the State of Delaware on April 26, 2013.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, fair values relating to derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of December 31, 2016 and December 31, 2015, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not required.

Table Of Contents	F-8

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At December 31, 2016 and 2015, deposits in excess of FDIC limits were $124,490 and $136,316, respectively.

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

The Company primarily generates revenue by charging businesses to advertise on the network. The Company has the ability to target advertisements directly to a clients’ target audience, based on their location, on their mobile devices. In cases where clients sign advertising contracts for an extended period of time, the Company only realizes revenue for services provided during that period and defers all other revenue to future periods.

The Company’s secondary source of income is merchandise sales. The objective with the sales is not to generate large profit margins, but to help offset the cost of marketing. Each t-shirt, sticker and jar the Company sells will likely lead to more downloads and active users.

At December 31, 2016 and 2015, the Company had deferred revenues of $27,010 and $0, respectively.

Cost of Revenue

The Company’s main cost of revenue originates from its merchandise store, where often times the Company realizes low profit margins and is not the main focus of the Company.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of three to five years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Long-Lived Assets

The Company follows ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Table Of Contents	F-9

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable ASC 480-10: Accounting for Redeemable Equity Instruments: Distinguishing Liabilities from Equity.

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2016 using the applicable classification criteria enumerated under ASC 815, Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. Certain outstanding warrants at December 31, 2016 contain an anti-dilutive (reset) feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share under ASC 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

Table Of Contents	F-10

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The computation of basic and diluted income (loss) per share as of December 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2016	2015
Common stock issuable upon conversion of convertible debentures	1,081,000	2,091,000
Options to purchase common stock	14,824,158	5,625,000
Warrants to purchase common stock	15,448,056	9,018,609
Totals	31,353,214	16,734,609

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $985,342 and $717,773 as advertising costs for the year ended December 31, 2016 and 2015, respectively.

Income Taxes

The Company follows ASC 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances.

Table Of Contents	F-11

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

The FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The amendment is part of the FASB’s simplification initiative and is intended to simplify the accounting around share-based payment award transactions. The amendments include changing the recording of excess tax benefits from being recognized as a part of surplus capital to being charged directly to the income statement, changing the classification of excess tax benefits within the statement of cash flows, and allowing companies to account for forfeitures on an actual basis, as well as tax withholding changes. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment requires different transition methods for various components of the standard. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash and restricted cash equivalents. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Table Of Contents	F-12

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 2 –GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2016, the Company had cash of $374,490 and working capital deficit (current liabilities in excess of current assets) of $1,332,902. During the year ended December 31, 2016, the Company used net cash in operating activities of $6,182,816. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company does not have sufficient funds to meet its funding requirements.

In 2016, the Company sold shares of common stock and warrants for net proceeds of approximately $5,000,000.  In addition, the Company received approximately $1,158,494 from the exercise of common stock warrants and options and $1,420,000 from the issuance of convertible notes. It is anticipated that the proceeds from the sale of its common stock and warrants and from the warrant exercise will not provide the Company with cash sufficient to fund operations in 2017.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common stock, proceeds from the exercise of warrants and options and issuance of notes payable. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has stockholders’ deficiencies at December 31, 2016 and will require additional financing to fund future operations.

Management’s plans with regard to these matters encompass the following actions: (1) obtain funding from new and potentially current investors to alleviate the Company’s working deficiency, and (2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to translate its user base into sales. However, the outcome of management’s plans cannot be ascertained with any degree of certainty.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – INVESTMENTS

To facilitate the integration with dispensary point of sale systems, in 2015, the Company invested $175,000 in exchange for preferred shares of Flowhub LLC (“Flowhub”), a seed-to-sale system, equal to 8.95% of the then outstanding equity of Flowhub. The Company currently is working with Flowhub to integrate their system with the Company’s network. The acquired preferred shares are considered non-marketable securities.

In 2016, the Company paid $60,000 acquisition deposit to acquire DDDitgal LLC. See Subsequent Events Note 13.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2016 and 2015 is summarized as follows:

	2016	2015
Computers	$72,124	$58,141
Office equipment	36,850	27,083
Subtotal	108,974	85,224
Less accumulated depreciation	(31,652)	(12,201)
Property and equipment, net	$77,322	$73,023

Depreciation expense for the year ended December 31, 2016 and 2015 was $19,451 and $10,174, respectively.

Table Of Contents	F-13

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On March 24, 2014, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures is $269,100 and originally matured on March 24, 2016 with a 0% interest rate. The debentures are convertible into shares of the Company’s common stock at $0.10 per share. In March 2016, the debentures were amended to extend the maturity date to March 24, 2018. In 2016, the Company issued an aggregate of 1,010,000 shares of its common stock in settlement of 101,000 of outstanding debentures. As of December 31, 2016 and 2015, the aggregate carrying value of the debentures was $108,100 and $209,100, net of debt discounts of $0, respectively.

In February 2016, the Company issued to a service provider a 12 month convertible debenture at 15% interest with a principal amount of $35,000 along with 35,000 3-year warrants to purchase shares of common stock at $1.00 per share. The convertible debenture is payable at maturity, and convertible at the investor’s determination at a price equal to 90% of the price of a subsequent public underwritten offering if one occurs over $5 million, or, if no such subsequent offering occurs, at $0.75 per share. During the year ended December 31, 2016, the Company issued an aggregate of 343,767 shares in full settlement of the debenture obligation.

On March 14, 2016, the Company sold to investors six (6) month secured convertible original issue discount notes with a principal amount in the aggregate of $1,514,669, together with five-year warrants to purchase an amount of shares of the Company’s common stock equal to the number of shares of common stock issuable upon the conversion of the notes in full and having an exercise price of $1.00 per share with reset provisions. If the Company exercises its right to prepay the note, the Company must make payment to the investor of an amount in cash equal to the sum of the then outstanding principal amount of the note that it desires to prepay, multiplied by (a) 1.2, during the first ninety (90) days after the execution of the note, or (b) 1.35, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) $1.00, and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the note; provided, however, for any part of the principal amount of the note that is not paid at its maturity date, September 14, 2016, the conversion price for such amount is equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date, September 14, 2016. The notes require that any net proceeds received in subsequent offerings made by the Company first be used to repay the notes’ outstanding principal amount. Because the note was not repaid by the maturity date, the investors became entitled to receive, in aggregate, but calculated pro rata to the principal amounts remaining outstanding at the time of maturity, up to five hundred thousand (500,000) shares of the Company’s common stock. Gross proceeds received by the Company for the notes and warrants in this offering were $1,420,000, while net proceeds were $1,271,600 (excluding any legal fees). On September 14, 2016, upon maturity of the notes, the Company was unable to make the required payment of the then outstanding aggregate principal amount of $966,384 and was in default under the notes. Penalties in aggregate of $584,735 were added to the carrying amount of the notes and were charged to current period interest.

During the year ended December 31, 2016, the Company paid an aggregate of $1,479,498 cash and issued 1,754,462 shares of its common stock upon conversion of $619,906 of the debenture obligation and accrued interest. In addition, the Company issued an aggregate of 304,523 shares of its common stock as penalty shares valued at $163,621 and was charged to current period interest. As of December 31, 2016, the debentures were paid in full.

The Company’s convertible debt is summarized as follows as of December 31, 2016 and 2015:

	2016	2015
Note payable dated March 24, 2014	$108,100	$209,100
Less: current portion	—	—
Long term portion	$108,100	$209,100

Table Of Contents	F-14

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 6 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

The Company identified conversion features embedded within convertible debt and warrants outstanding during the year ended December 31, 2016 and 2015. The Company has determined that the features associated with the embedded conversion option and exercise prices, in the form of ratchet provisions, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

During the third quarter of 2015, the Company and the convertible debt note and warrant holders agreed to amend terms of the agreements to remove the ratchet provisions. Accordingly, the Company reclassified the derivative liability to equity classification resulting in an increase to additional paid in capital by $3,336,109.

During the fourth quarter of 2015, the Company and the holders of warrants previously issued as part of our offering from September 2014 to March 2015 with an exercise price of $1.00 per share and all other warrant holders agreed to amend the warrants to remove the ratchet provision in exchange for a warrant of an additional 20% of their original warrant shares at $1.06 per share. This reduced the Company’s derivative liability by $1,155,199 and increased additional paid in capital by $761,426.

On March 17, 2016, upon issuance of the secured convertible debentures (see Note 5), the Company has determined that the features associated with the embedded conversion option and reset provisions embedded in the issued warrants, in the form of a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. At the date of inception, the Company estimated the fair value of the embedded derivatives of $1,769,121 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 112.29%, (3) weighted average risk-free interest rate of 0.47% to 1.04% (4) expected life of 0.05 to 5.00 years, and (5) estimated fair value of the Company’s common stock of $1.04 per share. The estimated fair value of the embedded derivative of $1,769,121 was charged to debt discount up to the net proceeds of $1,420,000 and amortized over the term of the debenture with the excess charged to current period interest.

On September 14, 2016, upon the maturity of certain secured convertible debentures (see Note 5), the embedded conversion terms changed. As such, the Company estimated the fair value of the change in the embedded derivative of $951,254 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 106.24%, (3) weighted average risk-free interest rate of 0.30%, (4) expected life of three months, and (5) estimated fair value of the Company’s common stock of $0.51 per share. The estimated fair value of the embedded derivative of $951,254 was charged to current period interest.

On December 31, 2016, the Company estimated the fair value of the embedded derivatives of $1,301,138 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 110.39%, (3) weighted average risk-free interest rate of 1.47%, (4) expected life of 4.21 years, and (5) estimated fair value of the Company’s common stock of $1.03 per share.

The Company adopted the provisions of ASC 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Table Of Contents	F-15

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

As of December 31, 2016 and 2015, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of December 31, 2015 and 2016:

	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$ -	$-

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,301,138	$-	$ -	$1,301,138

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended December 31, 2016:

Table Of Contents	F-16

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Balance, January 1, 2015	$1,099,708
Transfers out due to term modifications	(3,336,109)
Mark-to-market	2,236,401
Balance, December 31, 2015	—
Transfers in to Level 3:	2,720,375
Transfers out due to conversions and payoffs	(2,001,149)
Mark to market to December 31, 2016	581,912
Balance, December 31, 2016	$1,301,138
Loss on change in warrant and derivative liabilities for the year ended December 31, 2016	$(581,912)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in higher fair value measurement. A 10% change in pricing inputs and changes in volatilities and correlation factors would not result in a material change in our Level 3 fair value.

NOTE 7 – CAPITAL STOCK

Preferred stock

The Company is authorized to issue 21 Series A preferred shares at $1.00 par value per share with 1:1 conversion and voting rights. As of December 31, 2016 and 2015, there were no shares of Series A preferred shares issued and outstanding.

Common stock

The Company is authorized to issue 200,000,000 shares of its common stock at $0.001 par value per share. As of December 31, 2016, there were 71,908,370 shares of common stock issued and outstanding and 1,740,000 shares of common stock to be issued. As of December 31, 2015, there were 46,939,965 shares of common stock issued and outstanding and 624,000 shares of common stock to be issued.

The following is a summary of the common stock transactions incurred during the years ended December 31, 2016 and 2015:

From September 15, 2014 to March 11, 2015, the Company completed an offering of $861,000 of its securities to certain accredited and non-accredited investors, consisting of 1,722,000 shares of its common stock at $0.50 per share. As of December 31, 2015, 1,732,000 shares of common stock had been issued, of which 10,000 shares of common stock were improperly issued and were booked as shares to be rescinded.

In April 2015, the Company issued 960,337 shares of its common stock to certain accredited and unaccredited investors, pursuant to which, the Company received gross proceeds of $576,200. The Company terminated this offering as of April 17, 2015. The Company compensated Chardan Capital Markets, LLC $20,000 cash and 262,560 shares of common stock as commission for this placement.

On April 28, 2015, the Company entered into a consulting agreement with Torrey Hills Capital. Under the terms of the agreement, Torrey Hills Capital was issued 75,000 shares of common stock for setting-up non-deal roadshows for the Company.

Table Of Contents	F-17

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

From June to July 2015, the Company issued 1,540,672 shares of its unregistered common stock to certain accredited investors for gross proceeds of $1,140,502. In connection with this offering, Chardan Capital received $27,200 in cash and 80,560 shares of common stock as commission for the placement.

On November 9, 2015, the Company sold 815,500 shares of its common stock, with warrants to purchase 407,475 shares of its common stock, in a registered offering to certain unaccredited and accredited investors for gross proceeds of $1,019,375 to the Company. MassRoots did not utilize a placement agent in this transaction. As of December 31, 2015, 781,500 shares of common stock had been issued and 34,000 shares of commons stock were recorded as to be issued.

During the year ended December 31, 2015, the Company issued 1,340,000 shares of its common stock for the exercise of $0.40 warrants; 1,086,341 shares of its common stock for the exercise of $0.001 warrants; and 41,995 shares of its common stock for the cashless exercise of $1.00 warrants.

During the year ended December 31, 2015, the Company issued 230,000 shares of its common stock to six employees and consultants under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”). During the same time period, the Company granted 540,000 shares of its common stock to ten employees and consultants under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). As of December 31, 2015, none of the share issuances under the 2015 Plan had been made and 540,000 shares of common stock were recorded as to be issued.

In October 2015, the holder of 50,000 options at $0.10 per share exercised their right to purchase common stock for $5,000. These shares of common stock were recorded as to be issued as of December 31, 2015.

During the year ended December 31, 2016, the Company issued an aggregate of 624,000 shares of its common stock which was previously classified as shares to be issued as of December 31, 2015.

During the year ended December 31, 2016, the Company issued an aggregate of 4,225,675 shares of its common stock for services rendered and recorded another 1,740,000 shares to be issued for services rendered at an average stock price of $0.70 per share.

During the year ended December 31, 2016, the Company issued an aggregate of 639,051 shares of its common stock for the cashless exercise of stock warrants.

During the year ended December 31, 2016, the Company issued an aggregate of 5,242,393 shares of its common stock for the cash exercise of stock warrants.

During the year ended December 31, 2016, the Company issued an aggregate of 264,158 shares of its common stock for the cashless exercises of stock options.

During the year ended December 31, 2016, the Company issued an aggregate of 210,000 shares of its common stock for the cash exercise of stock options.

The Company issued an aggregate of 10,350,376 shares of its common stock for net sales proceeds of $5,000,275.

The Company issued an aggregate of 3,108,229 shares of its common stock in settlement of $1,359,891 secured convertible debentures (see Note 5).

Table Of Contents	F-18

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The Company issued an aggregate of 304,523 shares of its common stock in payment of penalties relating to secured convertible debentures of $163,621 (see Note 5).

NOTE 8 – WARRANTS

From September 2014 to March 31, 2015, in connection to the sale of 1,722,000 shares of common stock, the Company granted three−year warrants to purchase an aggregate of 861,000 shares of its common stock at $1.00 per share. The warrants may be exercised any time after the issuance through and including the third (3rd) anniversary of its original issuance. The warrants have a fair market value of $168,358. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1% risk-free interest, 0% dividend yield, 150% volatility, and expected life of 3 years. See Note 6 for further discussion.

On February 27, 2015, the Company issued warrants for a nominal amount to purchase 100,000 shares of common stock at $0.50 per share to certain service providers, valued at $43,704.

On April 8, 2015, the Company issued warrants to purchase 50,000 shares of its common stock at $0.60 per share to certain service providers, valued at $51,378.

In July 2015, a shareholder retired 1,000,000 shares of registered common stock in exchange for 1,000,000 warrants exercisable at $0.001 per share for a period of three years.

On July 30, 2015, the Company issued warrants to purchase 175,000 shares of its common stock at $0.90 per share to certain service providers, valued at $100,340

On November 9, 2015, in connection to the sale of 815,500 shares of its common stock, the Company granted three−year warrants to purchase an aggregate of 407,475 shares of its common stock at $3.00 per share. The warrants may be exercised any time after the issuance through and including the third (3rd) anniversary of its original issuance.

In December 2015, the Company issued 146,200 three-year warrants with an exercise price of $1.06 to our holders of outstanding warrants issued in conjunction with our September 15, 2014 to March 11, 2015 offering. These warrants were issued in exchange for the holder agreeing to waive certain provisions providing price protection of the warrant received in the September 15, 2014 to March 11, 2015 offering.

During the year ended December 31, 2015, warrants to purchase 1,340,000 shares of common stock at $0.40 per share were exercised for gross proceeds to the Company of $536,000. Over the same time period, warrants to purchase 1,086,341 shares of common stock at $0.001 per share were exercised for gross proceeds to the Company of $1,086. In October 2015, a shareholder exercised 100,000 warrants to purchase shares of common stock at $1.00 per share through the warrant’s cashless provision pursuant to which he was issued 41,995 shares of common stock at $1.00 per share for no gross proceeds to the Company.

In January 2016, the Company issued warrants to purchase 100,000 shares of common stock at $0.83 per share to certain service providers. The estimated fair value of $68,369 was charged to current period operations. The fair market value was calculated using the Black Scholes Option Pricing Model, assuming approximately 1.46% risk-free interest, 0% dividend yield, 119.14% volatility, and expected life of five years.

In February 2016, the Company issued warrants to purchase 35,000 shares of common stock at $1.00 per share to a service provider. The estimated fair value of $24,301was charged to current period operations. The fair market value was calculated using the Black Scholes Option Pricing Model, assuming approximately 0.71% risk-free interest, 0% dividend yield, 117.43% volatility, and expected life of 3 years.

Table Of Contents	F-19

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On March 24, 2016, in connection with the issuance of convertible notes, the Company granted to the same investors five-year warrants to purchase an aggregate of 1,514,669 shares of the Company’s common stock at $1.00 per share. The warrants may be exercised any time after the issuance through and including the fifth (5th) anniversary of its original issuance. The warrants have a fair market value of $910,596. The fair market value was calculated using the Binomial Option Pricing Model, assuming approximately 0.47% risk-free interest, 0% dividend yield, 112.3% volatility, and expected life of five years.

In August and September 2016, the Company issued an aggregate of 3,385,002 warrants to purchase the Company’s common stock at $0.90 per share, exercisable for three years in connection with the sale of common stock.

In August 2016, upon the sale of the Company’s common stock, the Company issued an additional 1,514,669 warrants to purchase the Company’s common stock at $0.50 per share, exercisable through March 14, 2021. The exercise price of the previously issued 1,514,669 warrants issued in connection with the debt was reset from $1.00 per share to $0.50.

In October 2016, upon the sale of the Company’s common stock, the Company issued an additional 6,659,000 warrants to purchase the Company’s common stock at $0.90 per share, exercisable through October 26, 2019.

Warrants outstanding and exercisable on December 31, 2016 are as follows:

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.001	1,000,000	1.53	1,000,000
0.40	1,604,041	0.23	1,604,041
0.50	1,619,338	4.14	1,619,338
0.60	50,000	3.27	50,000
0.83	100,000	4.04	100,000
0.90	9,725,002	2.76	9,725,002
1.00	796,000	0.93	796,000
1.06	146,200	1.98	146,200
3.00	407,475	1.86	407,475
	15,448,056	2.44	15,448,056

A summary of the warrant activity for the two years ended December 31, 2016 is as follows:

Table Of Contents	F-20

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2015	9,324,000	$0.26	4.3
Grants	2,220,950	0.11	5.0
Exercised	(2,526,341)	0.25	1.3
Canceled	-	-	-
Outstanding at December 31, 2015	9,018,609	$0.42	2.26	6,857,509
Grants	13,164,340	0.72	2.51	-
Exercised	(6,734,893)	0.25
Canceled	-
Outstanding at December 31, 2016	15,448,056	$0.81	2.4	$4,225,936

Vested and expected to vest at December 31, 2016	15,448,056	$0.81	2.4	$4,225,936
Exercisable at December 31, 2016	15,448,056	$0.81	2.4	$4,225,936

The aggregate intrinsic value outstanding stock warrants was $4,225,936, based on warrants with an exercise price less than the Company’s stock price of $1.03 as of December 31, 2016, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

NOTE 9 – EMPLOYEE EQUITY INCENTIVE PLANS

The Company’s shareholders approved our 2014 Plan in June 2014, our 2015 Plan in December 2015, our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016 and our 2017 Equity Incentive Plan (“2017 Plan”, together with the 2014 Plan, 2015 Plan and 2016 Plan, the “Plans”) in December 2016. The Plans are identical, except for number of shares reserved for issuance under each. As of December 31, 2016, the Company had granted an aggregate of 16,564,585 securities under the plans, with 13,676,083 available for future issuances.

The Plans provide for the grant of incentive stock options to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our Plans also provide that the grant of performance stock awards may be paid out in cash as determined by the Committee.

During the year ended December 31, 2016, the Company granted options to purchase 9,958,031 for ten years. The fair value of $6,450,317, was determined using the Black-Scholes Option Pricing Model, assuming approximately 1.75% to 2.10% risk-free interest, 0% dividend yield, 107.63% to 119.16% volatility, and expected life of five to ten years and will be charged to operations over the vesting terms of the options.

During the year ended December 31, 2015, the Company granted options to purchase 3,925,000 for seven to ten years. The fair value of $3,197,634, was determined using the Black-Scholes Option Pricing Model, assuming approximately 0.48% to 2.53% risk-free interest, 0% dividend yield, 119.43% to 129.88% volatility, and expected life of seven to ten years and will be charged to operations over the vesting terms of the options.

The summary terms of the issuances are as follows:

Table Of Contents	F-21

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Exercise	Number of	Vesting
Price	Options	Terms
$0.51	600,000	50% immediately; 50% six months
0.51	1,566,781	Monthly over one year
0.77	1,600,000	Monthly over one year
0.80	160,000	Monthly over one year
0.83	100,000	Market contingent
0.86	5,400,000	Monthly over one year
0.89	100,000	Monthly over one year, beginning April 2017
1.00	50,000	Monthly over one year
1.05	381,250	Monthly over one year
0.78	9,958,031

Stock options outstanding and exercisable on December 31, 2016 are as follows:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.10	1,500,000	7.43	1,000,000
0.50	628,220	8.08	628,220
0.51	2,166,781	9.76	1,456,769
0.60	105,000	8.27	105,000
0.77	1,600,000	9.95	99,999
0.80	145,000	9.04	145,000
0.83	100,000	9.05	-
0.86	5,400,000	9.97	1,312,499
0.89	100,000	9.98	-
0.90	1,860,413	8.95	1,860,413
1.00	837,494	8.97	237,494
1.05	381,250	9.22	373,436
	14,824,158	9.37	7,218,830

A summary of the stock option activity for the two years ended December 31, 2016:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2015	2,050,000	$0.10	9.6
Grants	3,925,000	0.80	9.9
Exercised	(50,000)	0.10	9.3
Canceled	(300,000)	0.10	8.6
Outstanding at December 31, 2015	5,625,000	0.59	9.30	$6,044,500
Grants	9,958,031	0.78	9.84	-
Exercised	(636,780)	0.50	8.80
Forfeiture/Canceled	(122,093)	$0.55	8.80	-
Outstanding at December 31, 2016	14,824,158	$0.52	9.37	$4,566,717
Exercisable at December 31, 2016	7,218,830	$0.35	9.03	$2,596,395

Table Of Contents	F-22

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The aggregate intrinsic value of outstanding stock options was based on options with an exercise price less than the Company’s stock price of $1.03 as of December 31, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.

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

The fair value of all options vesting during the year ended December 31, 2016 and 2015 of $3,112,156 and $1,273,393, respectively.  Unrecognized compensation expense of $5,185,927 at December 31, 2016 will be expensed in future periods.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating leases

On April 14, 2015, the Company completed the relocation of its headquarters to 1624 Market Street, Suite 201, Denver, CO 80202 which the Company leased on March 20, 2015 pursuant to a lease agreement with RVOF Market Center, LLC (“201 Lease”). Under the 201 Lease, MassRoots agreed to rent 3,552 square feet of office space at that location for a term of 37 months, under which the Company will pay a base rate of $0 for the first month, $8,288 for months two through 13, $8,584 for months 14 through 25, and $8,880 for months 26 through 37. The Company did not incur a significant cost related to the move to this location.

The Company amended this lease in January 2016 to include Suite 203, also located at 1624 Market Street in Denver, CO 80202, which allows us to expand our headquarters by an additional 1,508 square feet of office space. For this expansion (and in addition to the rent paid under the 201 Lease), the Company will pay $0 until May 30, 2016, $3,644 for each month from June 1, 2016 to May 30, 2017, $3,770 for each month from June 1, 2017 to May 30, 2018, and $3,896 for each month from June 1, 2018 to November 30, 2018. Pursuant to the amendment, the lease on suite 201 was extended to November 30, 2018

Rent expense charged to operations during the year ended December 31, 2016 and 2015 was $138,818 and $64,438, respectively.

Future minimum lease payments under these two agreements are as follows:

Year Ending December 31,
2017	149,395
2018	139,904
$289,299

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2016.

Table Of Contents	F-23

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 11 – RELATED PARTY TRANSACTIONS

On August 31, 2016, Isaac Dietrich, the Company’s Chief Executive Officer, participated in the Company’s registered offering that took place beginning August 12, 2016 and continued until October 24, 2016, whereby Mr. Dietrich purchased $5,000 of the Company’s securities consisting of 10,000 shares of the Company’s common stock and warrants to purchase 10,000 shares at $0.90 per share.

NOTE 12 – INCOME TAXES

At December 31, 2016, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $12,500,000, expiring in the year 2036, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.  During the year ended December 31, 2016, the Company has increased the valuation allowance from $2,374,000 to $4,946,000.

The Company has adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.

Tax position that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), provide for annual limitations on the utilization of net operating loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382 of the Code. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382 of the Code, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. In the event such ownership change occurs, the annual limitation may result in the expiration of the net operating losses prior to full utilization.

The Company is required to file income tax returns in the U.S. Federal jurisdiction and in Colorado. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2012.

The Company’s deferred taxes as of December 31, 2016 and 2015 consist of the following:

	2016	2015
Non-Current deferred tax asset:
Net operating loss carry-forwards	$4,946,000	$2,374,000
Valuation allowance	(4,946,000)	(2,374,000)
Net non-current deferred tax asset	$—	$—

Table Of Contents	F-24

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 13 – SUBSEQUENT EVENTS

Acquisition

On December 15, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whaxy Inc., a wholly-owned subsidiary of the Company (“Merger Subsidiary”), DDDigtal Inc, a Colorado corporation (“DDDigtal”), Zachary Marburger, an individual acting solely in his capacity as Stockholder Representative, and all of the stockholders of DDDigtal. Pursuant to the Merger Agreement, the parties agreed to merge Merger Subsidiary with and into DDDigtal, whereby DDDigtal would survive as a wholly-owned subsidiary of MassRoots (the “Merger”).

On January 25, 2017 (the “Effective Date”), the Merger was completed and became effective upon the filing of certificates of merger with the respective Secretary of State of the States of Delaware and Colorado, in such forms as required by, and executed in accordance with, the relevant provisions of the Delaware General Corporation Law and the Colorado Business Corporation Act.

Pursuant to the terms of the Merger Agreement, each share of DDDigtal’s common stock was to be exchanged for a number of shares of the Company’s common stock (or a fraction thereof), based on an exchange ratio, as ultimately calculated, equal to approximately 5.273-for-1, such that 1 share of the Company’s’ common stock was issued for every 5.273 shares of DDDigtal’s common stock.

On the Effective Date, the Company issued 2,926,829 shares of the Company’s common stock pro rata to all stockholders of DDDigtal (the “Share Consideration”) in exchange for all of their shares of DDDigtal’s common stock. At the same time, each share of the common stock of Merger Subsidiary was converted into and exchanged for one share of common stock of DDDigtal held by the Company, and all shares of DDDigtal common stock outstanding immediately prior to the Effective Date automatically cancelled and retired. DDDigtal continued as a surviving wholly-owned subsidiary of the Company, and Merger Subsidiary ceased to exist.

Also pursuant to the terms of the Merger Agreement, the Company paid cash consideration of $40,000 to Zachary Marburger and $20,000 to Micah Davidson, as repayment of outstanding debts owed by DDDigtal to the individuals.

As a condition to the closing of the Merger, the Company hired Zachary Marburger as its new Vice President of Strategy, and engaged Micah Davidson as a Senior Software Engineer. As a condition of Mr. Marburger’s employment and pursuant to the Merger Agreement, the Company will pay Mr. Marburger an additional $40,000 following the one-year anniversary of his constant employment with the Company.

From January 1 to March 31, 2017, the Company issued 1,740,000 shares recorded as to be issued as of December 31, 2016; 2,926,829 shares to all stockholders of DDDigtal; received exercises for 4,355,000 shares of the Company’s $0.90 warrants for cash proceeds to the Company of $3,919,500; received exercises for 1,000,000 shares of the Company’s $0.001 warrants for cash proceeds to the Company of $1,000; received exercises for 1,080,541 shares of the Company’s $0.40 warrants for cash proceeds to the Company of $432,216; received exercises for 682,668 shares of the Company’s $0.50 warrants for cash proceeds to the Company of $0 with total shares issued of 355,689 shares; received exercises for 75,000 shares of the Company’s $0.50 options for cash proceeds to the Company of $0 with total shares issued of 41,153 shares; issued 2,908,232 shares under the Company’s 2017 Employee Stock Option Program; and 1,081,000 shares for received conversions for $108,100 in convertible debt at $0.10 per share.

The Company had 2,522,041 shares recorded as to be issued on March 31, 2017.

From January 1 to March 31, 2017, the Company issued 2,354,000 options to purchase common stock at a weighted average exercise price of $0.84 per share to employees of the Company under the 2017 Plan.

Table Of Contents	F-25

MASSROOTS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On February 23, 2017, the Company subscribed to 23,810 shares of Class A Common Stock of High Times Holding Corporation for $100,002.

Table Of Contents	F-26