Form 10-Q
period 2017-03-31
MassRoots, Inc.
filed 2017-05-22
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2017

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

(720) 442-0052

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

As of May 15, 2017, there were 88,158,815 shares of the registrant’s common stock issued and outstanding.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements include, among other things, statements regarding:

·	the growth of our business and revenues and our expectations about the factors that influence our success;

·	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring and grow our business;

·	our plans for our MassRoots for Business portal and the strategy and timing of any plans to monetize our network, including the paid conversion rates and the willingness of businesses to continue to advertise on our platform;

·	our user growth expectations;

·	our ability to attain funding and the sufficiency of our sources of funding;

·	our expectation that our cost of revenues, development expenses, sales and marketing expenses, and general and administrative expenses will increase;

·	fluctuations in our capital expenditures; and

·	other statements regarding our future operations, financial condition and prospects, and business strategies. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors” in our Prospectus filed August 23, 2016, and any other risks described in any other filings we make with the United States Securities and Exchange Commission (“SEC”). Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to financial instruments, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASSROOTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$2,228,708	$374,490
Accounts receivable	—	3,306
Total current assets	2,228,708	377,796

Property and equipment, net	105,601	77,322

Other assets:
Goodwill and other intangibles	2,967,772	—
Investments	275,002	235,000
Deposits and other assets	33,502	33,502
Total other assets	3,276,276	268,502

Total assets	$5,610,585	$723,620

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$54,494	$382,550
Accrued expenses	106,351	—
Due to related parties	46,503	—
Deferred revenue	32,833	27,010
Derivative liability	636,273	1,301,138
Total current liabilities	876,454	1,710,698

Long term debt:
Convertible notes payable, long term	—	108,100
Total liabilities	876,454	1,818,798

Stockholders' equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized; 87,546,315 and 71,908,370 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	87,546	71,908
Common stock to be issued, 112,500 and 1,740,000 shares, respectively	113	1,740
Additional paid in capital	41,956,294	28,693,819
Accumulated deficit	(37,309,822)	(29,862,645)
Total stockholders' equity (deficit)	4,734,131	(1,095,178)

Total liabilities and stockholders' equity (deficit)	$5,610,585	$723,620

See the accompanying notes to the unaudited condensed consolidated financial statements

Table Of Contents	1

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2017	2016
Revenues:	$134,741	$93,385

Operating expenses:
Advertising	193,431	188,287
Payroll and related expenses	851,860	595,498
Stock based compensation	5,231,003	1,002,719
Other general and administrative expenses	1,359,522	592,063
Total operating expense	7,635,816	2,378,567

Loss from operations	(7,501,075)	(2,285,182)

Other income (expense):
(Gain) loss on change in fair value of derivative liabilities	53,898	(222,857)
Interest expense	—	(128,184)
Total other income (expense):	53,898	(351,041)

Net loss before income taxes	(7,447,177)	(2,636,223)

Provision of income taxes (benefit)	—	—

NET LOSS	$(7,447,177)	$(2,636,223)

Net loss per common share-basic and diluted	$(0.09)	$(0.06)

Weighted average number of common shares outstanding-basic and diluted	80,267,659	47,135,702

See the accompanying notes to the unaudited condensed consolidated financial statements

Table Of Contents	2

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2017

			Common stock		Additional
	Common stock		To be issued		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	71,908,370	$71,908	1,740,000	$1,740	$28,693,819	$(29,862,645)	$(1,095,178)
Common stock issued for services rendered	4,810,232	4,810	(1,740,000)	(1,740)	2,951,490	—	2,954,560
Common stock issued upon exercise of warrants for cash	6,423,041	6,423	112,500	113	4,436,660	—	4,443,196
Common stock issued upon cashless exercise of options	41,153	41	—	—	(41)	—	—
Common stock issued upon cashless exercise of warrants	355,689	356	—	—	(356)	—	—
Common stock issued in settlement of convertible notes	1,081,000	1,081	—	—	107,019	—	108,100
Common stock issued to acquire DDDigtal LLC.	2,926,830	2,927	—	—	2,880,293	—	2,883,220
Reclassify fair value of derivative liability to equity upon warrant exercise(s)	—	—	—	—	610,967	—	610,967
Stock based compensation	—	—	—	—	2,276,443	—	2,276,443
Net loss	—	—	—	—	—	(7,447,177)	(7,447,177)
Balance, March 31, 2017 (unaudited)	87,546,315	$87,546	112,500	$113	$41,956,294	$(37,309,822)	$4,734,131

See the accompanying notes to the unaudited condensed consolidated financial statements

Table Of Contents	3

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,447,177)	$(2,636,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,776	3,542
Amortization of debt discounts	—	119,549
Stock based compensation	5,231,003	1,002,719
Change in fair value of derivative liabilities	(53,898)	222,857
Changes in operating assets and liabilities:
Accounts receivable	6,889	16,426
Note receivable	—	(130,000)
Prepaid and other	—	4,310
Accounts payable and other liabilities	(221,846)	11,818
Deferred revenue	5,823	—
Net cash used in operating activities	(2,473,430)	(1,385,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition of DDDigtal LLC	8,672	—
Purchase of equity investment	(100,002)	—
Purchase of equipment	(30,722)	(15,704)
Net cash used in investing activities	(122,052)	(15,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	6,504	—
Proceeds from issuance of convertible note	—	1,420,000
Proceeds from exercise of warrants	4,443,196	3,000
Proceeds from exercise of options	—	5,000
Net cash provided by financing activities	4,449,700	1,428,000

Net increase in cash	1,854,218	27,294

Cash, beginning of period	374,490	386,316
Cash , end of period	$2,228,708	$413,610

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-cash investing and financing activities:
Convertible note issued in payment of liabilities	$—	$35,000
Common stock issued in settlement of debt	$108,100	$—
Common stock issued to acquire DDDigtal LLC.	$2,883,220	$—
Net assets acquired from acquisition of DDDigtal LLC	$15,588	$—
Reclassification of derivative liability to equity upon warrant exercise(s)	$610,967	$—

See the accompanying notes to the unaudited condensed consolidated financial statements

Table Of Contents	4

MASSROOTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MassRoots, Inc. (“MassRoots” or the “Company”) has created a technology platform for the cannabis industry focused on enabling users to share their cannabis content, follow their favorite dispensaries, and stay connected with the legalization movement. The Company was incorporated in the State of Delaware on April 26, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2017 and for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017, or any other period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 31, 2017.

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

On the Effective Date, the Company issued 2,926,830 shares of the Company’s common stock pro rata to all stockholders of DDDigtal (the “Share Consideration”) in exchange for all of their shares of DDDigtal’s common stock. At the same time, each share of the common stock of Merger Subsidiary was converted into and exchanged for one share of common stock of DDDigtal held by the Company, and all shares of DDDigtal common stock outstanding immediately prior to the Effective Date automatically cancelled and retired. DDDigtal continued as a surviving wholly-owned subsidiary of the Company, and Merger Subsidiary ceased to exist.

Also pursuant to the terms of the Merger Agreement, the Company paid cash consideration, in December 2016, of $40,000 to Zachary Marburger and $20,000 to Micah Davidson, as repayment of outstanding debts owed by DDDigtal to the individuals.

As a condition to the closing of the Merger, the Company hired Zachary Marburger as its Vice President of Strategy, and engaged Micah Davidson as a Senior Software Engineer. As a condition of Mr. Marburger’s employment and pursuant to the Merger Agreement, the Company will pay Mr. Marburger an additional $40,000 following the one-year anniversary of his constant employment with the Company.

Table Of Contents	5

MASSROOTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

A summary of consideration is as follows:

Cash (paid in December 2016)	$60,000
2,926,830 shares of the Company’s common stock	2,883,220
Liabilities assumed	40,140
Total purchase price	$2,983,360

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

Cash	$8,672
Accounts receivable	3,583
Property and equipment	3,333
Goodwill	2,967,772
Assets acquired	$2,983,360

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of DDDigtal had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

	Three months ended March 31, 2017	Three months ended March 31, 2016
Total revenues	$134,721	$97,985
Net loss	(7,447,177)	(2,726,094)
Basic and diluted net loss per common share	$(0.09)	$(0.06)

The Company accounts for acquisitions in accordance with the provisions of Accounting Standards Codification (“ASC”) 805-Business Combinations (“ASC 805”). The Company assigns to all identifiable assets acquired a portion of the cost of the acquired company equal to the estimated fair value of such assets at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired as goodwill.

The Company recorded goodwill in the aggregate amount of $2,967,772 as a result of the acquisition of DDDitgal LLC during the three months ended March 31, 2017.

The Company accounts for and reports acquired goodwill under ASC subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, at least annually, the Company tests its intangible assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

NOTE 2 –GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2017, the Company had cash of $2,228,708 and working capital of $1,352,254. However, during the three months ended March 31, 2017, the Company used net cash in operating activities of $2,473,430.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Table Of Contents	6

MASSROOTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

In the first quarter of 2017, the Company received $4,443,196 from the exercise of common stock warrants. It is anticipated that the proceeds from the warrant exercise will provide the Company with cash sufficient to fund operations through August 2017. (See Subsequent Events-Note 11)

The Company's primary source of operating funds since inception has been cash proceeds from private placements of common stock, proceeds from the exercise of warrants and options and issuance of notes payable. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company will require additional financing to fund future operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of MassRoots, Inc. and its wholly owned operating subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include stock-based compensation, fair values relating to derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

The Company follows ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Table Of Contents	7

MASSROOTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of March 31, 2017 and December 31, 2016, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not required.

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

DDDigtal typically uses the completed contract method for website development services, which typically have construction periods of 60 days or less. Contracts are considered complete when title has passed and the customer has accepted the product. DDDigtal defers any revenue for which the product has not been delivered or services have not been rendered or are subject to refund until such time that DDDigtal and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required. DDDigtal launched an online service platform. DDDigtal recognizes revenue on a monthly basis based upon a transaction fee plus a fixed monthly service charge.

Income Taxes

The Company follows ASC subtopic 740-10, Income Taxes- (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

Table Of Contents	8

MASSROOTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under ASC 480-10.

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of March 31, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Table Of Contents	9

MASSROOTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

Indefinite Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company’s core business.

Net Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share under ASC subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

The computation of basic and diluted income (loss) per share as of March 31, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2017	March 31, 2016
Common stock issuable upon conversion of convertible debentures	—	3,652,333
Options to purchase common stock	16,688,942	6,210,461
Warrants to purchase common stock	8,243,847	10,653,278
Totals	24,932,789	20,516,072

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

Table Of Contents	10

MASSROOTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

NOTE 4 – INVESTMENTS

As of March 31, 2017 and December 31, 2016, the carrying value of our investments in privately held companies totaled $275,002 and $235,000, respectively. These investments are accounted for as cost method investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities.

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

During the three months ended March 31, 2017, the Company acquired 23,810 Class A common stock of Hightimes Holding Corp. for $100,002 ($4.20 per share). The acquired common shares are considered non-marketable securities.

In addition, at December 31, 2016, the Company had paid $60,000 acquisition deposit to acquire DDDigtal LLC, (See Note 1).

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31, 2016	December 31, 2016
Computers	$106,180	$72,124
Office equipment	36,850	36,850
Subtotal	143,030	108,974
Less accumulated depreciation	(37,429)	(31,652)
Property and equipment, net	$105,601	$77,322

Depreciation expense for the three months ended March 31, 2017 and 2016 was $5,776 and $3,542, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On March 24, 2014, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures is $269,100 and originally matured on March 24, 2016 with a 0% interest rate. The debentures are convertible into shares of the Company’s common stock at $0.10 per share. In March 2016, the debentures were amended to extend the maturity date to March 24, 2018. In 2016, the Company issued an aggregate of 1,010,000 shares of its common stock in settlement of $101,000 of outstanding debentures and during the three months ended March 31, 2017, the Company issued an aggregate of 1,081,000 shares of its common stock in settlement of $108,100 of outstanding debentures

As of March 31, 2017 and December 31, 2016, the aggregate carrying value of the debentures was $0 and $108,100, net of debt discounts of $0, respectively.

Table Of Contents	11

MASSROOTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

NOTE 7 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

The Company identified conversion features embedded within convertible debt and warrants outstanding during the three months ended March 31, 2017 and year ended December 31, 2016. The Company has determined that the features associated with the embedded conversion option and exercise prices, in the form of ratchet provisions, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

On March 17, 2016, upon issuance of the secured convertible debentures, the Company has determined that the features associated with the embedded conversion option and reset provisions embedded in the issued warrants, in the form of a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. At the date of inception, the Company estimated the fair value of the embedded derivatives of $1,769,121 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 112.29%, (3) weighted average risk-free interest rate of 0.47% to 1.04% (4) expected life of 0.05 to 5.00 years, and (5) estimated fair value of the Company’s common stock of $1.04 per share. The estimated fair value of the embedded derivative of $1,769,121 was charged to debt discount up to the net proceeds of $1,420,000 and amortized over the term of the debenture with the excess charged to current period interest.

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

On January 4, 2017, warrant holders exercised outstanding warrants for 682,668 shares of Common Stock, and as such the Company transferred to estimated fair value of the embedded derivatives of $610,967 from liability to equity. The Company estimated the fair value at the time of exercise using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 110.13%, (3) weighted average risk-free interest rate of 1.94%, (4) expected life of 4.20 years, and (5) estimated fair value of the Company’s common stock of $1.07 per share.

On March 31, 2017, the Company estimated the fair value of the embedded derivatives of $636,273 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 104.88%, (3) weighted average risk-free interest rate of 1.24%, (4) expected life of 3.96 years, and (5) estimated fair value of the Company’s common stock of $0.955 per share.

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

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Table Of Contents	12

MASSROOTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

As of March 31, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of March 31, 2017 and December 31, 2016:

	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$636,273	$—	$—	$636,273

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,301,138	$—	$—	$1,301,138

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2017:

Balance, January 1, 2017	$1,301,138
Transfers out due to warrant exercise	(610,967)
Mark to market to March 31, 2017	(53,898)
Balance, March 31, 2017	$636,273
Gain on change in warrant liabilities for the three months ended March 31, 2017	$53,898

Table Of Contents	13

MASSROOTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

NOTE 8 – CAPITAL STOCK

Preferred stock

The Company is authorized to issue 21 Series A preferred shares at $1.00 par value per share with 1:1 conversion and voting rights. As of March 31, 2017 and December 31, 2016, there were no shares of Series A preferred shares issued and outstanding.

Common stock

The Company is authorized to issue 200,000,000 shares of its common stock at $0.001 par value per share. As of March 31, 2017, there were 87,546,315 shares of common stock issued and outstanding and 112,500 shares of common stock to be issued. As of December 31, 2016, there were 71,908,370 shares of common stock issued and outstanding and 1,740,000 shares of common stock to be issued.

The following common stock transactions were recorded during the three months ended March 31, 2017:

During the three months ended March 31, 2017, the Company issued an aggregate of 4,810,232 shares of its common stock for services valued at $2,954,560.

During the three months ended March 31, 2017, the Company issued an aggregate of 41,153 shares for its common stock for cashless exercise of common stock options.

During the three months ended March 31, 2017, the Company issued an aggregate of 355,689 shares of its common stock for the cashless exercise of common stock warrants.

During the three months ended March 31, 2017, the Company issued an aggregate of 1,081,000 shares of its common stock in settlement of $108,100 of convertible debt.

During the three months ended March 31, 2017, the Company issued an aggregate of 6,423,041 shares of its common stock for exercise of common stock warrants. Net proceeds were $4,443,196.

During the three months ended March 31, 2017, the Company issued an aggregate of 2,926,830 shares of its common stock to acquire DDDigtal LLC (Note 1).

Table Of Contents	14

MASSROOTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

NOTE 9 – WARRANTS

Warrants outstanding and exercisable on March 31, 2017 are as follows:

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.40	537,500	0.48	537,500
0.50	936,670	3.84	936,670
0.60	50,000	3.02	50,000
0.83	100,000	3.80	100,000
0.90	5,270,002	2.48	5,270,002
1.00	796,000	0.66	796,000
1.06	146,200	1.73	146,200
3.00	407,475	1.61	407,475
	8,243,847	2.27	8,243,847

A summary of the warrant activity for the three months ended March 31, 2017 is as follows

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2016	15,448,056	$0.81	2.4	4,225,936
Grants	—			—
Exercised	(6,788,668)	0.68
Expired	(415,541)	0.40
Outstanding at March 31, 2017	8,243,847	$0.81	2.3	$1,044,597

Vested and expected to vest at March 31, 2017	8,243,847	$1.03	2.3	$1,044,597
Exercisable at March 31, 2017	8,243,847	$1.03	2.3	$1,044,597

Table Of Contents	15

MASSROOTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

The aggregate intrinsic value outstanding stock warrants was $1,044,597, based on warrants with an exercise price less than the Company’s stock price of $0.955 as of March 31, 2017, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

NOTE 10 – EMPLOYEE EQUITY INCENTIVE PLANS

The Company’s shareholders approved our 2014 Plan in June 2014, our 2015 Plan in December 2015, our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016 and our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”, together with the 2014 Plan, 2015 Plan and 2016 Plan, the “Plans”). The Plans are identical, except for number of shares reserved for issuance under each. As of March 31, 2017, the Company had granted an aggregate of 29,006,347 securities under the plans, with 11,094,084 available for future issuances.

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

During the three months ended March 31, 2017, the Company granted options to purchase 2,069,000 shares of common stock for ten years. The fair value of $1,724,020, was determined using the Black-Scholes Option Pricing Model, assuming approximately 1.88% to 2.35% risk-free interest, 0% dividend yield, 104.96% to 110.16% volatility, and expected life of five to ten years and will be charged to operations over the vesting terms of the options.

The summary terms of the issuances are as follows:

Exercise	Number of	Vesting
Price	Options	Terms
$0.81	5,000	Immediately
0.82	150,000	Quarterly over two years
0.85	150,000	Quarterly over one year
0.87	125,000	Immediately
0.89	425,000	Monthly over one year
0.89	90,000	Quarterly over two years
0.95	400,000	Quarterly over two years
0.98	24,000	Monthly over two years
1.05	50,000	Immediately
1.05	95,000	Monthly over two years
1.05	60,000	Monthly over one year
1.06	60,000	Monthly over one year
1.07	110,000	Monthly over one year
1.07	325,000	Monthly over two years
0.95	2,069,000

Stock options outstanding and exercisable on March 31, 2017 are as follows:

Table Of Contents	16

MASSROOTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options Exercisable
$0.10	1,500,000	7.18	1,250,000
0.50	549,006	7.83	549,006
0.51	2,041,779	9.52	1,600,101
0.60	105,000	8.03	105,000
0.77	1,600,000	9.70	283,332
0.80	145,000	8.80	145,000
0.81	5,000	9.96	—
0.82	150,000	9.96	—
0.83	100,000	8.80	—
0.85	150,000	9.92	—
0.86	5,400,000	9.73	1,749,997
0.87	125,000	9.98	125,000
0.89	615,000	9.79	116,672
0.90	1,860,413	8.70	1,860,413
0.95	400,000	9.88	30,000
0.98	24,000	9.82	10,000
1.00	837,494	8.72	241,660
1.05	586,250	9.25	459,276
1.06	60,000	9.85	3,000
1.07	435,000	9.78	81,662
	16,688,942	9.14	8,610,119

A summary of the stock option activity for the three months ended March 31, 2017:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2016	14,824,158	0.52	9.37	$4,566,717
Grants	2,069,000	0.95	9.60	—
Exercised	(79,214)	0.50	8.80
Forfeiture/Canceled	(125,002)	$0.51	8.80	—
Outstanding at March 31, 2017	16,688,942	$0.75	9.14	$3,513,787
Exercisable at March 31, 2017	8,610,119	$0.68	8.89	$2,429,690

The aggregate intrinsic value of outstanding stock options was based on options with an exercise price less than the Company’s common stock price of $0.955 as of March 31, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

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

The fair value of all options vesting during the three months ended March 31, 2017 and 2016 of $2,276,443 and $670,767, respectively.  Unrecognized compensation expense of $4,973,087 at March 31, 2017 will be expensed in future periods.

Table Of Contents	17

MASSROOTS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

NOTE 11 – SUBSEQUENT EVENTS

From April 1 to May 5, 2017, the Company issued 250,000 shares of common stock for the exercise of the Company’s $0.40 warrants for proceeds of $100,000 and 250,000 shares of common stock under the Company’s 2017 Employee Stock Option Program.

As previously reported, on May 26, 2015, the Company invested $175,000 in exchange for 494,118 Class A Preferred Shares of Flowhub LLC (“Flowhub”), a seed-to-sale system, equal to 8.95% of the then outstanding equity of Flowhub. On March 9, 2017, we transferred all of our 494,118 Class A Preferred Shares of Flowhub to three investors, in exchange for $250,000.

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

We believe that MassRoots can reach profitability from its current User-base and web traffic. We are focused on including features in our app and website that they previously lacked, including the ability to connect Users with the dispensaries and products for which they are looking. We believe that our dispensary finder is a solid first step in fixing this deficiency and product pages with live menu pricing will mostly resolve the problem by the end of the second quarter of 2017.

The Team

MassRoots has 31 full-time employees working out of headquarters in downtown Denver, Colorado. The majority of these employees are engineers focused on developing new features for the MassRoots platform. We believe that over the long run, a small, talented and close knit team will outperform larger teams. We believe we have found talented individuals at every level—sales representatives who outperform expectations; managers who make architectural decisions that will prevent costly and time-consuming blunders; and engineers developing new features that have the potential to provide significant long term returns.

Table Of Contents	19

One of MassRoots’ top priorities is recruiting and retaining some of the top talent in the cannabis and technology industries. In June 2016, we hired Lance Galey as MassRoots’ Chief Technology Officer. Previously, Mr. Galey served as Chief Software Architect of Cloud Services for Autodesk and Vice President and Principle Architect at Salesforce, where he led the architecture and development of numerous core infrastructure and platform services underlying a large portfolio of Salesforce SaaS applications.

State and National Brand Business Model

While MassRoots’ consumer-facing network launched in July 2013, we did not start generating advertising revenue until we crossed a half million Users in mid-August 2015. Our clients have primarily been ancillary businesses marketing their products to cannabis consumers through endorsed posts on MassRoots, sponsored content on our blog, and mentions in our email newsletter. It is not necessary for a User to join MassRoots in order for us to generate revenue from them—we are finding that many people will visit our website, join our email newsletter, or view a dispensary’s profile without registering for our MassRoots network.

While the vast majority of MassRoots’ advertising revenue to date has come from brands within the cannabis industry, we have started to see significant interest from mainstream brands and advertising agencies looking to market to cannabis consumers. Certain mainstream brands to advertise with MassRoots have opened the doors for other major brands to evaluate the space. We believe that as the regulated cannabis market continues to expand, mainstream brands and advertising agencies will begin to allocate portions of multi-million advertising budgets towards outreach to the millions of cannabis consumers in the United States.

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

Our business model is designed to benefit from this trend. When a new state passes a medical or recreational cannabis law, we are able to start registering users and businesses in that state with minimal incremental cost. Because MassRoots is not involved in the production or sale of cannabis, we do not have to build out-grow operations, open retail stores, or have a significant physical presence in the state in order to generate revenue. At the same time, MassRoots’ financial model is not tied to the success of a particular location or brand—we believe we will have a significant percentage of all dispensaries and brands on our platform, making MassRoots a play on the industry as a whole.

Sitting at the intersection of healthcare on the medical cannabis side and a nascent industry on the recreational cannabis side, we believe the cannabis industry can continue to grow in any economic climate.

Competition

As more of our localized advertising features come online throughout 2017, we are competing with dispensary locators and strain guides, such as WeedMaps and Leafly, for dispensaries’ advertising budgets.

Results of Operations

	Three months ended March 31,
	2017	2016	$ Change	% Change
Revenues:	$134,741	$93,385	$41,356	44%
Total operating expense	7,635,816	2,378,567	5,257,249	221%
Loss from operations	(7,501,075)	(2,285,182)	(5,215,893)	228%
Total other income (expense):	53,898	(351,041)	404,939	115%
NET LOSS	$(7,447,177)	$(2,636,223)	$(4,810,954)	182%

Table Of Contents	20

Revenues

For the three months ended March 31, 2017 and 2016, we generated revenues of $134,741 and $93,385, respectively, an increase of $41,356. Of this $134,741 generated in the three months ended March 31, 2017, all was made up of advertising revenue related to the MassRoots network. The increase in revenues for the three months ended March 31, 2017 was primarily caused by more digital advertising sales and 420 Rally ticket sales.

Operating Expenses

For the three months ended March 31, 2017 and 2016, our operating expenses were $7,635,816 and $2,378,567, respectively, an increase of $5,257,249. For the three months ended March 31, 2017, these increases were mainly attributed to an increase stock based compensation to our employees and key consultants which, for 2017 was $5,231,003 as compared to $1,002,719 for the same period last year (a non-cash increase of $4,228,284). In addition we incurred additional consulting and other service provider fees and increases in payroll and payroll-related expenditures as we expanded our business.

Other Income (Expense)

For the three months ended March 31, 2017 and 2016, the Company recorded interest expense of $-0- and $128,184, respectively. As of March 31, 2017, the remaining notes payable have been eliminated. For the three months ended March 31, 2017 and 2016, the Company realized gains (loss) related to the fair value mark to market adjustments of its derivative liabilities of $53,898 and $(222,857), respectively. The derivative liabilities are caused by certain price protections found in the warrants issued as part of the Company’s convertible debt offering. For the three months ended March 31, 2017 and 2016, the Company recorded amortization of discount on notes payable of $-0- and $119,549, respectively, included in the interest discussion above.

Net Loss

For the three months ended March 31, 2017 and 2016, we had net losses of $7,447,177 and $2,636,223, respectively, an increase of $4,810,954, for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the three months ended March 31, 2017 and 2016 was $2,473,430 and $1,385,002, respectively. This increase was primarily caused by a widening net loss in the Company’s operations, an increase in the value of options issued to employees, and an expansion of MassRoots’ development team.

Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $122,052 and $15,704, respectively. These investing activities were related to the purchase of equipment, primarily computers, for the three months ended March 31, 2017 and 2016 of $30,722 and $15,704, respectively. In addition, during the three months ended March 31, 2017, we purchased an equity investment of $100,002 and received $8,672 in connection with the acquisition of DDDigtal, LLC.

Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 was $4,449,700 and $1,428,000, respectively. During the three months ended March 31, 2017, these funds came mainly from warrant and option exercises. While for the three months ended March 31, 2016 the Company received proceeds from its March 2016 convertible debt offering and warrant and option exercises.

Capital Resources

As of March 31, 2017, we had cash on hand of $2,228,708 and as of March 31, 2017, there are warrants outstanding to purchase up to 836,670 shares with an exercise price of $0.50 per share and up to 5,095,002 shares with an exercise price of $0.90 per share, which, if all were exercised, would supply $5,003,836 in cash to the Company.

We currently have no external sources of liquidity such as arrangements with credit institutions, with the exception of a credit card from American Express, or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Table Of Contents	21

We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

Fundraising

During the three months ended March 31, 2017, we received approximately $4,443,000 proceeds from the exercise of our previously issued warrants.

Required Capital Over the Next Fiscal Year

We do not believe MassRoots has sufficient capital to reach cash-flow positive. We expect to need to raise at least $5,000,000 over the next year to continue to fund operations; however, we expect to raise a majority of these funds through warrant exercises.

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund its operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

We depend upon our ability, and will continue to attempt, to secure equity and/or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all.  Our management has determined that there is substantial doubt about our ability to continue as a going concern within one year after the condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table Of Contents	22

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

item 4. mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.2	(1) Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(2) Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(2) Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2) Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table Of Contents	23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MASSROOTS, INC.

(Registrant)

Dated: May 22, 2017

By: /s/ Isaac Dietrich

Isaac Dietrich, Chief Executive Officer

(Principal Executive Officer)

By: /s/ George Robert “Bob” Pullar

George Robert “Bob” Pullar, Chief Financial Officer

(Principal Accounting Officer)

Table Of Contents	24