Form 10-Q/A
period 2017-03-31
MassRoots, Inc.
filed 2017-05-22
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

MassRoots, Inc. (the “Company”) is filing this Amendment to its quarterly filing Form 10-Q ( File number 000-55431) solely to file the XBRL previous filing on May 22, 2017 due to an error made by the Company’s EDGAR filing agent. This Amendment does not modify any part of the Form 10-Q filing that has already been submitted.

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