Form 10-Q
period 2017-06-30
MassRoots, Inc.
filed 2017-08-14
CIK 1589149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended June 30, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ___________to ____________

Commission File Number 000-55431

MASSROOTS, INC.
(Exact name of business as specified in its charter)

Delaware	46-2612944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1624 Market Street, Suite 201, Denver, CO 80202
(Address, including zip code, of principal executive offices)

(833) 467-6687
 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 11, 2017, there were 104,111,981 shares of the registrant’s common stock issued and outstanding.

Unless we have indicated otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “MassRoots,” the “Company,” “we,” “us” and “our” or similar terms are to MassRoots, Inc.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements include, among other things, statements regarding:

•	the growth of our business and revenues and our expectations about the factors that influence our success;

•	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring and grow our business;

•	our strategy and timing of any plans to monetize our network, including the paid conversion rates and the willingness of businesses to continue to advertise on our platform;

•	our user growth expectations;

•	our ability to attain funding and the sufficiency of our sources of funding;

•	our expectation that our cost of revenues, development expenses, sales and marketing expenses, and general and administrative expenses will increase;

•	fluctuations in our capital expenditures; and

•
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

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to financial instruments, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASSROOTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$31,247	$374,490
Accounts receivable	-	3,306
Total current assets	31,247	377,796

Property and equipment, net	124,762	77,322

Other assets:
Goodwill	2,967,772	-
Investments	100,002	235,000
Deposits and other assets	33,502	33,502
Total other assets	3,101,276	268,502

Total assets	$3,257,285	$723,620

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$300,637	$382,550
Loan payable	9,511	-
Due to related parties	49,503	-
Deferred revenue	-	27,010
Derivative liability	338,187	1,301,138
Total current liabilities	697,838	1,710,698

Long term debt:
Convertible notes payable, long term	-	108,100
Total liabilities	697,838	1,818,798

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized; 96,072,981 and 71,908,370 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	96,073	71,908
Common stock to be issued, 226,769 and 1,740,000 shares, respectively	227	1,740
Common stock subscription	35,000	-
Additional paid in capital	51,368,623	28,693,819
Accumulated deficit	(48,940,476)	(29,862,645)
Total stockholders’ equity (deficit)	2,559,447	(1,095,178)

Total liabilities and stockholders’ equity (deficit)	$3,257,285	$723,620

See the accompanying notes to the unaudited condensed consolidated financial statements.

MASSROOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:	$142,873	$492,233	$277,614	$585,618

Operating expenses:
Advertising	368,812	369,132	562,243	557,419
Payroll and related expenses	1,069,276	640,546	1,921,136	1,236,044
Stock based compensation	9,140,970	690,590	14,371,973	1,693,309
Other general and administrative expenses	1,567,556	622,325	2,927,078	1,214,388
Total operating expense	12,146,614	2,322,593	19,782,430	4,701,160

Loss from operations	(12,003,741)	(1,830,360)	(19,504,816)	(4,115,542)

Other income (expense):
Gain on sale of securities	75,000	-	75,000	-
Gain on change in fair value of derivative liabilities	298,087	537,153	351,985	314,296
Interest expense	-	(873,050)	-	(1,001,234)
Total other income (expense):	373,087	(335,897)	426,985	(686,938)

Net loss before income taxes	(11,630,654)	(2,166,257)	(19,077,831)	(4,802,480)

Provision of income taxes (benefit)	-	-	-	-

NET LOSS	$(11,630,654)	$(2,166,257)	$(19,077,831)	$(4,802,480)

Net loss per common share-basic and diluted	$(0.13)	$(0.04)	$(0.22)	$(0.10)

Weighted average number of common shares outstanding-basic and diluted	91,784,190	48,509,071	86,057,738	47,920,007

See the accompanying notes to the unaudited condensed consolidated financial statements.

MASSROOTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2017

			Common stock		Common	Additional
	Common stock		To be issued		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Subscription	Capital	Deficit	Total
Balance, December 31, 2016	71,908,370	$71,908	1,740,000	$1,740	$-	$28,693,819	$(29,862,645)	$(1,095,178)
Common stock issued for services rendered	12,886,898	12,887	(1,625,731)	(1,626)	-	8,831,619	-	8,842,880
Common stock issued upon exercise of warrants for cash	6,873,041	6,873	112,500	113	-	4,716,210	-	4,723,196
Common stock issued upon cashless exercise of options	41,153	41	-	-	-	(41)	-	-
Common stock issued upon cashless exercise of warrants	355,689	356	-	-	-	(356)	-	-
Common stock issued in settlement of convertible notes	1,081,000	1,081	-	-	-	107,019	-	108,100
Common stock issued to acquire DDDigtal LLC.	2,926,830	2,927	-	-	-	2,880,293	-	2,883,220
Proceeds from common stock subscription	-	-	-	-	35,000	-	-	35,000
Reclassify fair value of derivative liability to equity upon warrant exercise(s)	-	-	-	-	-	610,967	-	610,967
Change in fair value of re-priced and modified options	-	-	-	-	-	2,680,888	-	2,680,888
Stock based compensation	-	-	-	-	-	2,848,205	-	2,848,205
Net loss	-	-	-	-	-	-	(19,077,831)	(19,077,831)
Balance, June 30, 2017 (unaudited)	96,072,981	$96,073	226,769	$227	$35,000	$51,368,623	$(48,940,476)	$2,559,447

See the accompanying notes to the unaudited condensed consolidated financial statements.

MASSROOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,077,831)	$(4,802,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,934	8,725
Amortization of debt discounts	-	992,599
Stock based compensation	11,691,085	1,693,309
Gain on sale of securities	(75,000)	-
Change in fair value of re-priced and modified options	2,680,888	-
Change in fair value of derivative liabilities	(351,985)	(314,296)
Changes in operating assets and liabilities:
Accounts receivable	6,889	(37,252)
Note receivable	-	-
Prepaid and other	-	(7,062)
Accounts payable and other liabilities	(63,039)	333,255
Deferred revenue	(27,010)	-
Net cash used in operating activities	(5,204,069)	(2,133,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition of DDDigtal LLC	8,672	-
Proceeds from sale of securities	250,000	-
Purchase of equity investment	(100,002)	-
Purchase of equipment	(56,041)	(19,100)
Net cash provided by (used in) investing activities	102,629	(19,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	-	1,420,000
Proceeds from common stock subscription	35,000	-
Proceeds from exercise of warrants	4,723,197	371,507
Proceeds from exercise of options	-	25,000
Net cash provided by financing activities	4,758,197	1,816,507

Net decrease in cash	(343,243)	(335,795)

Cash, beginning of period	374,490	386,316
Cash , end of period	$31,247	$50,521

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Non cash investing and financing activities:
Convertible note issued in payment of liabilities	$-	$35,000
Common stock issued in settlement of debt	$108,100	$-
Common stock issued to acquire DDDigtal LLC	$2,883,220	$-
Net assets acquired from acquisition of DDDigtal LLC	$15,448	$-
Reclassification of derivative liability to equity upon warrant exercise(s)	$610,967	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MassRoots, Inc. (“MassRoots” or the “Company”) has created a technology platform for the cannabis industry focused on enabling users to share their cannabis content, follow their favorite dispensaries, and stay connected with the legalization movement. The Company was incorporated in the State of Delaware on April 26, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017, or any other period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 31, 2017.

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

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

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

	Three months ended June 30, 2017	Three months ended June 30, 2016
Total revenues	$142,873	$510,943
Net loss	(11,630,654)	(2,177,965)
Basic and diluted net loss per common share	$(0.13)	$(0.04)

	Six months ended June 30, 2017	Six months ended June 30, 2016
Total revenues	$277,614	$608,928
Net loss	(19,077,831)	(4,904,311)
Basic and diluted net loss per common share	$(0.22)	$(0.10)

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

The Company recorded goodwill in the aggregate amount of $2,967,772 as a result of the acquisition of DDDitgal LLC during the six months ended June 30, 2017.

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

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

NOTE 2 –GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2017, the Company had cash of $31,247 and working capital deficit (current liabilities in excess of current assets) of $666,591. During the six months ended June 30, 2017, the Company used net cash in operating activities of $5,204,069.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In the first half of 2017, the Company received $4,723,197 from the exercise of common stock warrants and $35,000 in common stock subscriptions.  Subsequent to these financial statements, on July 21, 2017, the Company sold an aggregate of 2,434,000 shares of its common stock and issued 2,434,000 warrants at an exercise price of $0.65 per share for five years for aggregate gross proceeds of $1,217,000. It is anticipated that the proceeds from the common stock and warrant sale will provide the Company with cash sufficient to fund operations through September 2017. (See Subsequent Events-Note 11)

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common stock, proceeds from the exercise of warrants and options and issuance of notes payable. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company will require additional financing to fund future operations.

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

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of June 30, 2017 and December 31, 2016, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not required.

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

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

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

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of June 30, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

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

The computation of basic and diluted income (loss) per share as of June 30, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2017	June 30, 2016
Common stock issuable upon conversion of convertible debentures	—	4,252,333
Options to purchase common stock	17,248,942	5,584,880
Warrants to purchase common stock	7,793,847	9,742,044
Totals	25,042,789	19,579,257

Reclassification

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11on its financial statements.

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

NOTE 4 – INVESTMENTS

As of June 30, 2017 and December 31, 2016, the carrying value of our investments in privately held companies totaled $100,002 and $235,000, respectively. These investments are accounted for as cost method investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities.

To facilitate the integration with dispensary point of sale systems, in 2015, the Company invested $175,000 in exchange for preferred shares of Flowhub LLC (“Flowhub”), a seed-to-sale system, equal to 8.95% of the then outstanding equity of Flowhub. The Company currently is working with Flowhub to integrate their system with the Company’s network. The acquired preferred shares are considered non-marketable securities. On May 12, 2017, the Company sold its preferred shares in Flowhub for net proceeds of $250,000.  The gain on sale of securities of $75,000 was recorded in current period operations.

During the six months ended June 30, 2017, the Company acquired 23,810 Class A common stock of Hightimes Holding Corp. for $100,002 ($4.20 per share). The acquired common shares are considered non-marketable securities.

In addition, at December 31, 2016, the Company had paid $60,000 acquisition deposit to acquire DDDigtal LLC, (See Note 1).

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30, 2016	December 31, 2016
Computers	$123,771	$72,124
Office equipment	44,577	36,850
Subtotal	168,348	108,974
Less accumulated depreciation	(43,586)	(31,652)
Property and equipment, net	$124,762	$77,322

Depreciation expense for the three and six months ended June 30, 2017 was $6,158 and $11,934, respectively; and $5,183 and $8,725 for the three and six months ended June 30, 2016, respectively.

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On March 24, 2014, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures is $269,100 and originally matured on March 24, 2016 with a 0% interest rate. The debentures are convertible into shares of the Company’s common stock at $0.10 per share. In March 2016, the debentures were amended to extend the maturity date to March 24, 2018. In 2016, the Company issued an aggregate of 1,010,000 shares of its common stock in settlement of $101,000 of outstanding debentures and during the six months ended June 30, 2017, the Company issued an aggregate of 1,081,000 shares of its common stock in settlement of $108,100 of outstanding debentures

As of June 30, 2017 and December 31, 2016, the aggregate carrying value of the debentures was $0 and $108,100, net of debt discounts of $0, respectively.

NOTE 7 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

The Company identified conversion features embedded within convertible debt and warrants outstanding during the six months ended June 30, 2017 and year ended December 31, 2016. The Company has determined that the features associated with the embedded conversion option and exercise prices, in the form of ratchet provisions, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

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

On June 30, 2017, the Company estimated the fair value of the embedded derivatives of $338,187 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 103.68%, (3) weighted average risk-free interest rate of 1.89%, (4) expected life of 3.71 years, and (5) estimated fair value of the Company’s common stock of $0.5677 per share.

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

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

As of June 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of June 30, 2017 and December 31, 2016:

	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$338,187	$—	$—	$338,187

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,301,138	$—	$—	$1,301,138

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended June 30, 2017:

Balance, January 1, 2017	$1,301,138
Transfers out due to warrant exercise	(610,966)
Mark to market to June 30, 2017	(351,985)
Balance, June 30, 2017	$338,187
Gain on change in warrant liabilities for the six months ended June 30, 2017	$351,985

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

NOTE 8 – CAPITAL STOCK

Preferred stock

The Company is authorized to issue 21 Series A preferred shares at $1.00 par value per share with 1:1 conversion and voting rights. As of June 30, 2017 and December 31, 2016, there were no shares of Series A preferred shares issued and outstanding.

Common stock

The Company is authorized to issue 200,000,000 shares of its common stock at $0.001 par value per share. As of June 30, 2017, there were 96,072,981 shares of common stock issued and outstanding and 226,769 shares of common stock to be issued. As of December 31, 2016, there were 71,908,370 shares of common stock issued and outstanding and 1,740,000 shares of common stock to be issued.

The following common stock transactions were recorded during the six months ended June 30, 2017:

During the six months ended June 30, 2017, the Company issued an aggregate of 12,886,898 shares of its common stock for services valued at $8,842,880.

During the six months ended June 30, 2017, the Company issued an aggregate of 41,153 shares for its common stock for cashless exercise of common stock options.

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

During the six months ended June 30, 2017, the Company issued an aggregate of 355,689 shares of its common stock for the cashless exercise of common stock warrants.

During the six months ended June 30, 2017, the Company issued an aggregate of 1,081,000 shares of its common stock in settlement of $108,100 of convertible debt.

During the six months ended June 30, 2017, the Company issued an aggregate of 6,873,041 shares of its common stock for exercise of common stock warrants. Net proceeds were $4,723,196.

During the six months ended June 30, 2017, the Company issued an aggregate of 2,926,830 shares of its common stock to acquire DDDigtal LLC (Note 1).

NOTE 9 – WARRANTS

Warrants outstanding and exercisable at June 30, 2017 are as follows:

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.40	287,500	0.24	287,500
0.50	936,670	3.60	936,670
0.60	50,000	2.78	50,000
0.83	100,000	3.55	100,000
0.90	5,070,002	2.23	5,070,002
1.00	796,000	0.43	796,000
1.06	146,200	1.48	146,200
3.00	407,475	1.36	407,475
	7,793,847	2.09	7,793,847

A summary of the warrant activity for the six months ended June 30, 2017 is as follows

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2016	15,448,056	$0.81	2.4	4,225,936
Grants	—			—
Exercised	(7,238,668)	0.68
Expired	(415,541)	0.40
Outstanding at June 30, 2017	7,793,847	$0.95	2.1	$111,626

Vested and expected to vest at June 30, 2017	7,793,847	$0.95	2.1	$111,626
Exercisable at June 30, 2017	7,793,847	$0.95	2.1	$111,626

The aggregate intrinsic value outstanding stock warrants was $111,626, based on warrants with an exercise price less than the Company’s stock price of $0.5677 as of June 30, 2017, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 10 – EMPLOYEE EQUITY INCENTIVE PLANS

The Company’s shareholders approved our 2014 Plan in June 2014, our 2015 Plan in December 2015, our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016 and our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”, together with the 2014 Plan, 2015 Plan and 2016 Plan, the “Plans”). The Plans are identical, except for number of shares reserved for issuance under each. As of June 30, 2017, the Company had granted an aggregate of 37,950,282 securities under the plans, with 2,150,149 available for future issuances.

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

 During the six months ended June 30, 2017, the Company granted options to purchase 2,854,000 shares of common stock for ten years. The fair value of $2,054,521, was determined using the Black-Scholes Option Pricing Model, assuming approximately 1.81% to 2.35% risk-free interest, 0% dividend yield, 103.66% to 110.16% volatility, and expected life of five to ten years and will be charged to operations over the vesting terms of the options.

The summary terms of the issuances are as follows:

Exercise	Number of	Vesting
Price	Options	Terms
$0.50	80,000	Immediately
0.50	100,000	Quarterly over one year
0.50	605,000	Quarterly over two years
0.81	5,000	Immediately
0.82	150,000	Quarterly over two years
0.85	150,000	Quarterly over one year
0.87	125,000	Immediately
0.89	425,000	Monthly over one year
0.89	90,000	Quarterly over two years
0.95	400,000	Quarterly over two years
0.98	24,000	Monthly over two years
1.05	50,000	Immediately
1.05	95,000	Monthly over two years
1.05	60,000	Monthly over one year
1.06	60,000	Monthly over one year
1.07	110,000	Monthly over one year
1.07	325,000	Monthly over two years
0.83	2,854,000

On June 21, 2017, the Company re-priced 12,268,157 previously granted employee and service provider options with exercise prices from $0.77 to $1.07 to $0.50 per share.  In addition, the Company accelerated vesting of 5,000,000 of the re-priced options to fully vesting.  As a result, the Company charged $2,680,888 to operations during the six months ended June 30, 2017.  The change in fair value was determined using Black-Scholes Option Pricing Model, assuming approximately 2.00% to 2.16% risk-free interest, 0% dividend yield, 103.32% volatility, and expected life from 8.48 to 9.75 years

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

Stock options outstanding and exercisable on June 30, 2017 are as follows:

Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options Exercisable
$0.10	1,500,000	6.93	1,250,000
0.50	13,602,163	9.20	10,311,295
0.51	2,041,779	9.27	1,761,779
0.60	105,000	7.78	105,000
	17,248,942	9.00	13,428,074

A summary of the stock option activity for the six months ended June 30, 2017:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2016	14,824,158	0.52	9.37	$4,566,717
Grants	2,854,000	0.50	9.71	—
Exercised	(79,214)	0.50	8.80
Forfeiture/Canceled	(350,002)	$0.50	8.80	—
Outstanding at June 30, 2017	17,248,942	$0.47	9.00	$1,740,227
Exercisable at June 30, 2017	13,428,074	$0.46	8.90	$1,384,354

The aggregate intrinsic value of outstanding stock options was based on options with an exercise price less than the Company’s common stock price of $0.5677 as of June 30, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

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

The fair value of all options vesting during the six months ended June 30, 2017 and 2016 of $2,848,205 and $1,330,984, respectively.  Unrecognized compensation expense of $1,860,378 at June 30, 2017 will be expensed in future periods.

NOTE 11 – SUBSEQUENT EVENTS

Acquisition of Odava, Inc.

On July 5, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MassRoots Compliance Technology, Inc., a wholly-owned subsidiary of the Company (“Merger Subsidiary”), Odava, Inc., a Delaware corporation (“Odava”), and Scott Kveton, an individual acting solely in his capacity as a stockholder representative (“Stockholder Representative”). Pursuant to the Merger Agreement, Merger Subsidiary will be merged with and into Odava, whereby the separate corporate existence of Merger Subsidiary will cease and Odava will survive (the “Surviving Entity”) as a wholly-owned subsidiary of MassRoots (the “Merger”).

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

On July 13, 2017 (the “Effective Date”), the Merger was completed and became effective upon the filing of a certificate of merger with the Secretary of State of the State of Delaware, in the form as required by and executed in accordance with Title 8, Section 251(c) of the Delaware General Corporation Law. A copy of the certificate of merger is filed as Exhibit 3.1 hereto, and is hereby incorporated by reference into this Item 2.01.

Pursuant to the terms of the Merger Agreement, each share of Odava’s common stock was to be exchanged for a number of shares of MassRoots’ Common Stock (or a fraction thereof), based on an exchange ratio, as ultimately calculated, equal to approximately 4.069-for-1, such that one share of MassRoots’ Common Stock was issued for approximately every 4.069 shares of Odava’s common stock.

On the Effective Date, the Company issued 3,250,000 shares of common stock pro rata to all stockholders of Odava (the “Share Consideration”) in exchange for all of their shares of Odava’s common stock. At the same time, shares of the common stock of Merger Subsidiary were converted into and exchanged for one share of common stock of Odava held by the Company, and all shares of Odava common stock outstanding immediately prior to the Effective Date automatically cancelled and retired. Odava continued as a surviving wholly-owned subsidiary of Massroots, and Merger Subsidiary ceased to exist.  In addition, the Company issued 2,600,000 shares of common stock to the founders of Odava in connection with the acquisition

Also pursuant to the terms of the Merger Agreement, MassRoots paid cash consideration of $30,000 to Scott Kveton and $5,000 to Steven Osborn, as repayment of outstanding debts at closing owed by Odava to the individuals.

As a condition to the closing of the Merger, the Company hired Scott Kveton as its new Director of Business Development, and Steven Osborn as its Principal Architect.

Sale of common stock and warrants

In July 2017, the Company conducted an offering (the “Offering”) consisting of up to $2,000,000 of our shares of common stock, priced at $0.50 per share, and five-year warrants to purchase shares of common stock in an amount equal to one hundred percent (100%) of the number of shares of Common Stock so purchased by the subscriber, with an exercise price of $0.65 per share (the “Warrants”, together with the shares of Common Stock subscribed for, the “Securities”). The Offering will consist of one or more closings, with the last closing occurring on July 21, 2017.

The Securities have been offered pursuant to subscription agreements with each subscriber (the “Subscription Agreement”). In addition to other customary terms, the Subscription Agreements provide that the Company will file a registration statement to register the shares of Common Stock sold in the Offering (the “Registration Statement”), including the shares of Common Stock underlying the Warrants, within 30 days of the final closing of the Offering.

The warrants are exercisable for five years from the date of issuance, include an option by which the holder may exercise the Warrant by means of a cashless exercise until the effectiveness of a Registration Statement covering the shares underlying the warrants, and includes a price adjustment in the event the Company conducts an equity offering at a price lower than the strike price of the warrants (“Price Protection”). Such Price Protection shall remain in effect until a Registration Statement covering the shares underlying the warrants is effective (“S-1 Requirement”) and, subsequent to effectiveness, the market for the common stock maintains a volume weighted average price of at least $0.75 per share for five consecutive trading days (“VWAP Requirement”). Until such time that both the S-1 Requirement and the VWAP Requirement are met, in the event the Company sells or grants any option to, or sell or grant any right to re-price, or otherwise dispose of or issue any common stock or equivalents (other than specified exempt issuances) at an effective price per share less than the warrant exercise price, then simultaneously with the consummation of each such issuance, the exercise price of the Warrants shall be reduced to equal such lower price.

MASSROOTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

On July 21, 2017, the Company completed the final closing of the Offering, representing aggregate gross proceeds to the Company of $1,217,000. In connection with the closing, the Company and subscribers entered into Subscription Agreements for the sale of 2,435,000 shares of common stock and warrants to purchase up to 2,435,000 shares of common stock, of which 1,465,000 shares of common stock has been issued subsequent to June 30, 2017

Purchase of convertible promissory note

On July 13, 2017, the Company purchased a convertible promissory note in the principal sum of $300,000 from Cannaregs, Ltd, a Colorado limited liability company.  The promissory note bears interest at 5% per annum payable upon maturity at December 19, 2019 and is unsecured.

In the event the issuer consummates, prior to maturity, an equity financing in excess of $2,000,000, the outstanding principal and any accrued and unpaid interest automatically converts to equity securities of the same class or series issued by the issuer at the lesser of: a) 90% of the price paid per equity security or b) a price reflecting a valuation cap of $4,500,000.

Common stock

In July and August 2018, the Company issued 674,000 shares of its common stock for services rendered, of which 214,269 shares were accrued to be issued at June 30, 2017.

In August 2017, the Company issued 50,000 shares of its common stock for the cash exercise of warrants at $0.40 per share.

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

Overview

MassRoots, Inc. is a Delaware corporation formed on April 24, 2013. Our principal place of business is located at 1624 Market Street, Suite 201, Denver, CO 80202, our telephone number is (833) 467-6687 and our corporate website is www.MassRoots.com/Investors.

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

MassRoots was formed in April 2013 as a technology platform for the medical cannabis community and over the past four years, has empowered over a million cannabis consumers with the knowledge they need to shape local, state and corporate cannabis policies while making educated cannabis decisions within regulated markets. In July 2017, we merged with Odava, Inc., and shifted our focus to providing compliance technology for cannabis businesses to run their business more efficiently, submit reports to state regulators, and build loyalty amongst consumers in their local neighborhoods.

Our platform is the heart of the cannabis industry ecosystem -- connecting dispensary operators, cultivators, cannabis consumers, and regulatory agencies in a closed-loop environment with compliance at the core. We are currently available to dispensaries and cultivators in the State of Oregon, and dispensaries are able to submit data to state regulators on a daily basis. Over the coming quarters, we plan to expand our regulatory compliance platform to the Alaska, Colorado, Maryland, Florida and California markets.

MassRoots and Odava’s Value Proposition to State Regulators
Through our point-of-sale t software, we enable dispensary operators to easily record sales, track inventory, and submit this data with state regulatory agencies on a daily basis. This provides regulators with a fully transparent snapshot of the entire cannabis supply chain with millions of data points, updated daily, which they can utilize to detect potential illegal diversion and ensure compliance with state regulations.

As part of our point-of-sale solution, we also provide an ID scanner to determine whether patients are over the age 18 or 21, depending on the state or local laws and regulations. Utilizing the same database of Department of Motor Vehicles information utilized by mainstream brands, IDs are checked against DMV databases in 46 states and provides the highest-level of age authentication publicly available, although such age confirmations may not always be correct.

We believe that by providing the software that makes the cannabis industry as compliant and transparent as possible, we will contribute to the acceleration of the spread of legal and regulated cannabis markets. We believe that the vast majority of prohibitionist policies are formulated based on incorrect data and preconceptions that can be objectively proven false.

MassRoots’ and Odava’s Value Proposition to Dispensary Operators
The Odava Retail Platform is available to dispensary operators in Oregon as a paid software-as-a-service platform to manage their point-of-sale, compliance and loyalty program operations. Our software streamlines dispensary operations and work flows, while enabling seamless interaction with their customers through the MassRoots App. Over the coming quarters, we plan to expand our retail platform to the Alaska, Colorado, Maryland, Florida, and California markets.

MassRoots’ and Odava’s Value Proposition to Users
MassRoots provides cannabis consumers with the information they need to influence local, state, and corporate cannabis policies, while staying better connected with dispensaries in their local areas. Cannabis consumers can view previous order history at local dispensaries, see which strains and products dispensaries have in stock, while receiving updates of legalization-related events happening in their local communities.

MassRoots’ and Odava’s Value Proposition to Investors
As a technology company, the MassRoots platform is able to rapidly scale with minimal marginal costs – each additional dispensary, user of our mobile application or cultivator that we add costs negligible server hosting fees. Our business model gives us exposure to every regulated cannabis market without establishing a physical presence in each state. This minimizes required capital while, at the same time, offering a direct role in the cannabis industry without ever touching the plant itself.

The Team

MassRoots has 19 full-time employees working at our headquarters in downtown Denver, Colorado. The majority of these employees are engineers focused on developing new features for the MassRoots platform.

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

German Trading

The Company was made aware that its common stock has been trading on the Stuttgart Exchange in Germany under the symbol STU:2RI. The stock price closed at 37.0c on August 2, 2017, the last trading day.

Competition

As more of our localized advertising features come online throughout 2017, we are competing with dispensary locators and strain guides, such as WeedMaps and Leafly, for dispensaries’ advertising budgets. Odava competes with cannabis seed-to-sale technology platforms such as MJ Freeway, BioTrack THC, Greenbits, Flowhub, and IQ Metrics. We believe the cloud-based infrastructure of our platform, its ease-of-use, the potential for automatic API integrations and dynamic regulatory compliance engine present a significantly higher value proposition than our competitors.

Results of Operations

Three months ended June 30, 2017 as compared to three months ended June 30, 2016:

	Three months ended June 30,
	2017	2016	$ Change	% Change
Revenues:	$142,873	$492,233	$(349,360)	(71)%
Total operating expense	12,146,614	2,322,593	9,824,021	423%
Loss from operations	(12,003,741)	(1,830,360)	(10,173,381)	556%
Total other income (expense):	373,087	(335,897)	708,984	211%
NET LOSS	$(11,630,654)	$(2,166,257)	$(9,464,397)	437%

Revenues

For the three months ended June 30, 2017 and 2016, we generated revenues of $142,873 and $492,233, respectively, a decrease of $349,360. Of the $142,873 generated in the three months ended June 30, 2017, all was made up of advertising revenue related to the MassRoots network. The decrease in revenues for the three months ended June 30, 2017 was primarily caused by a lack of revenues from the 420 Rally being generated in 2017.

Operating Expenses

For the three months ended June 30, 2017 and 2016, our operating expenses were $12,146,614 and $2,322,593, respectively, an increase of $9,824,021. For the three months ended June 30, 2017, these increases were mainly attributed to increased stock-based compensation to our employees and key consultants which, for 2017 was $9,140,970 as compared to $690,590 for the same period last year (a non-cash increase of $8,450,380). In addition we incurred additional consulting and other service provider fees and increases in payroll and payroll-related expenditures as we expanded our business.

Other Income (Expense)

For the three months ended June 30, 2017 and 2016, the Company recorded interest expense of $-0- and $873,050, respectively. As of June 30, 2017, the remaining notes payable have been eliminated. For the three months ended June 30, 2017 and 2016, the Company realized gains related to the fair value mark to market adjustments of its derivative liabilities of $298,087 and $537,153, respectively. The derivative liabilities are caused by certain price protections included in the warrants issued as part of the Company’s convertible debt offering. For the three months ended June 30, 2017 and 2016, the Company recorded amortization of discount on notes payable of $-0- and $873,050, respectively, included in the interest discussion above.  Lastly, during the three months ended June 30, 2017, we sold our security investment in Flowhub for $250,000 realizing a gain on sale of securities of $75,000.

Net Loss

For the three months ended June 30, 2017 and 2016, we had net losses of $11,630,654 and $2,166,257, respectively, an increase of $9,464,397, for the reasons discussed above.

Six months ended June 30, 2017 as compared to six months ended June 30, 2016:

	Six months ended June 30,
	2017	2016	$ Change	% Change
Revenues:	$277,614	$585,618	$(308,004)	(53)%
Total operating expense	19,782,430	4,701,160	15,081,270	321%
Loss from operations	(19,504,816)	(4,115,542)	(15,389,274)	374%
Total other income (expense):	426,985	(686,938)	1,113,923	162%
NET LOSS	$(19,077,831)	$(4,802,480)	$(14,275,351)	297%

Revenues

For the six months ended June 30, 2017 and 2016, we generated revenues of $277,614 and $585,618, respectively, a decrease of $308,004. The $277,614 generated in the six months ended June 30, 2017 was primarily comprised of advertising revenue related to the MassRoots network. The decrease in revenues for the six months ended June 30, 2017 was primarily caused by no revenues from the 420 Rally being generated in 2017.

Operating Expenses

For the six months ended June 30, 2017 and 2016, our operating expenses were $19,782,430 and $4,701,160, respectively, an increase of $15,081,270. This increase was mainly attributable to an increase stock based compensation to our employees and key consultants which, for 2017 was $11,691,085 as compared to $1,693,309 for the same period last year (a non-cash increase of $9,997,776). In addition we incurred additional consulting and other service provider fees and increases in payroll and payroll-related expenditures as we expanded our business.

Other Income (Expense)

For the six months ended June 30, 2017 and 2016, the Company recorded interest expense of $-0- and $1,001,234, respectively. As of June 30, 2017, the remaining notes payable have been eliminated. For the six months ended June 30, 2017 and 2016, the Company realized gains related to the fair value mark to market adjustments of its derivative liabilities of $351,985 and $314,296, respectively. The derivative liabilities are caused by certain price protections included in the warrants issued as part of the Company’s convertible debt offering. For the six months ended June 30, 2017 and 2016, the Company recorded amortization of discount on notes payable of $-0- and $992,599, respectively, included in the interest discussion above.  Lastly, during the six months ended June 30, 2017, we sold our security investment in Flowhub for $250,000 realizing a gain on sale of securities of $75,000.

Net Loss

For the six months ended June 30, 2017 and 2016, we had net losses of $19,077,831 and $4,802,480, respectively, an increase of $14,275,351, for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the six months ended June 30, 2017 and 2016 was $5,204,069 and $2,133,202, respectively. This increase was primarily caused by a widening net loss in the Company’s operations, an increase in the value of options issued to employees, and an expansion of MassRoots’ development team.

Net cash provided by (used in) investing activities for the six months ended June 30, 2017 and 2016 was $102,629 and $(19,100), respectively. These investing activities in 2017 were proceeds from sale of securities of $250,000 and received $8,672 in connection with the acquisition of DDDigtal, LLC, net with the purchase of equipment, primarily computers, of $56,041 and equity investment of $100,002. For the six months ended June 30, 2016, $19,100 was used to purchase office equipment.

Net cash provided by financing activities for the six months ended June 30, 2017 and 2016 was $4,758,197 and $1,816,507, respectively. During the six months ended June 30, 2017, these funds came mainly from warrant and option exercises. While for the six months ended June 30, 2016 the Company received proceeds from its March 2016 convertible debt offering and warrant and option exercises.

Capital Resources

As of June 30, 2017, we had cash on hand of $31,247 and as of June 30, 2017; there are warrants outstanding to purchase up to aggregate of 6,444,172 shares with an exercise prices of $0.40 to $90 per share, which, if all were exercised, would supply $5,259,337 in cash to the Company.

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

Fundraising

During the six months ended June 30, 2017, we received approximately $4,723,000 proceeds from the exercise of our previously issued warrants.

On July 21, 2017, we received aggregate gross proceeds to the Company of $1,217,000 in connection with the sale of 2,434,000 shares of common stock and warrants to purchase up to 2,434,000 shares of common stock.

 Required Capital Over the Next Fiscal Year

We do not believe MassRoots has sufficient capital to become cash-flow positive from operations. We expect to need to raise at least $5,000,000 over the next year to continue to fund operations; however, we expect to raise a majority of these funds through warrant exercises.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

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

Dated: August 14, 2017

By: /s/ Isaac Dietrich
Isaac Dietrich, Chief Executive Officer
(Principal Executive Officer)

By: /s/ George Robert “Bob” Pullar
George Robert “Bob” Pullar, Chief Financial Officer
(Principal Financial and Accounting Officer)