Form 10-Q
period 2017-09-30
MassRoots, Inc.
filed 2017-11-14
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number: 000-55431

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

As of November 10, 2017, there were 112,115,839 shares of the registrant’s common stock, par value $0.001 per share (“Common Stock”) issued and outstanding.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements include, among other things, statements regarding:

•	the growth of our business and revenues and our expectations about the factors that influence our success;
•	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring and grow our business;
•	our strategy and timing of any plans to monetize our network, including the paid conversion rates and the willingness of businesses to continue to advertise on our platform;
•	our user growth expectations;
•	our ability to attain funding and the sufficiency of our sources of funding;
•	our expectation that our cost of revenues, development expenses, sales and marketing expenses, and general and administrative expenses will increase;
•	fluctuations in our capital expenditures; and
•	other statements regarding our future operations, financial condition and prospects, and business strategies. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed March 31 , 2017, and any other risks described in any other filings we make with the United States Securities and Exchange Commission (“SEC”). Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASSROOTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$267,322	$374,490
Accounts receivable	—	3,306
Prepaid expenses	10,440	—
Total current assets	277,762	377,796

Property and equipment, net	116,845	77,322

Other assets:
Goodwill	4,971,991	—
Investments	403,249	235,000
Deposits and other assets	33,502	33,502
Total other assets	5,408,742	268,502

Total assets	$5,803,349	$723,620

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$258,845	$382,550
Accrued expenses	63,274	—
Loan payable	3,156	—
Due to related parties	492,003	—
Deferred revenue	—	27,010
Convertible notes payable, net of debt discount of $713,658	331,342	—
Derivative liability	1,506,414	1,301,138
Total current liabilities	2,655,034	1,710,698

Long term debt:
Convertible notes payable, long term	—	108,100
Total liabilities	2,655,034	1,818,798

Stockholders' equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized; 111,326,981 and 71,908,370 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	111,327	71,908
Common stock to be issued, 1,551,217 and 1,740,000 shares as of September 30, 2017 and December 31, 2016, respectively	1,551	1,740
Additional paid in capital	59,052,979	28,693,819
Accumulated deficit	(56,017,542)	(29,862,645)
Total stockholders' equity (deficit)	3,148,315	(1,095,178)

Total liabilities and stockholders' equity (deficit)	$5,803,349	$723,620

See the accompanying notes to the unaudited condensed consolidated financial statements

MASSROOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:	$11,516	$209,003	$289,130	$794,621

Operating expenses:
Advertising	302,809	121,642	865,052	679,061
Payroll and related expenses	811,775	478,775	2,732,911	1,714,819
Stock based compensation	5,510,554	613,353	19,882,527	2,306,662
Other general and administrative expenses	908,392	880,441	3,835,470	2,094,829
Total operating expense	7,533,530	2,094,211	27,315,960	6,795,371

Loss from operations	(7,522,014)	(1,885,208)	(27,026,830)	(6,000,750)

Other income (expense):
Gain on sale of securities	—	—	75,000	—
Gain on change in fair value of derivative liabilities	634,073	1,006,358	986,058	1,320,654
Interest expense	(189,125)	(2,573,814)	(189,125)	(3,575,008)
Total other income (expense):	444,948	(1,567,456)	871,933	(2,254,354)

Net loss before income taxes	(7,077,066)	(3,452,664)	(26,154,897)	(8,255,104)

Provision of income taxes (benefit)	—	—	—	—

NET LOSS	$(7,077,066)	$(3,452,664)	$(26,154,897)	$(8,255,104)

Net loss per common share-basic and diluted	$(0.07)	$(0.07)	$(0.28)	$(0.17)

Weighted average number of common shares outstanding-basic and diluted	104,274,253	51,083,084	92,196,637	48,916,198

See the accompanying notes to the unaudited condensed consolidated financial statements

MASSROOTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2017

			Common stock		Additional
	Common stock		To be issued		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	71,908,370	$71,908	1,740,000	$1,740	$28,693,819	$(29,862,645)	$(1,095,178)
Common stock issued for services rendered	22,745,898	22,746	(1,005,141)	(1,005)	14,182,514	—	14,204,255
Sale of common stock	2,085,000	2,085	309,000	309	1,195,606	—	1,198,000
Common stock issued upon exercise of warrants for cash	6,933,041	6,933	112,500	113	4,746,150	—	4,753,196
Common stock issued upon cashless exercise of options	41,153	41	394,858	394	(435)	—	—
Common stock issued upon cashless exercise of warrants	355,689	356	—	—	(356)	—	—
Common stock issued in settlement of convertible notes	1,081,000	1,081	—	—	107,019	—	108,100
Common stock issued to acquire Odava Inc.	3,250,000	3,250	—	—	1,963,000	—	1,966,250
Common stock issued to acquire DDDigtal Inc.	2,926,830	2,927	—	—	2,880,293	—	2,883,220
Reclassify fair value of liability warrants issued in connection with sale of common stock	—	—	—	—	(1,003,870)	—	(1,003,870)
Reclassify fair value of derivative liability to equity upon warrant exercise(s)	—	—	—	—	610,967	—	610,967
Stock based compensation	—	—	—	—	5,678,272	—	5,678,272
Net loss	—	—	—	—	—	(26,154,897)	(26,154,897)
Balance, September 30, 2017 (unaudited)	111,326,981	$111,327	1,551,217	$1,551	$59,052,979	$(56,017,542)	$3,148,315

See the accompanying notes to the unaudited condensed consolidated financial statements

MASSROOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,154,897)	$(8,255,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,344	14,224
Amortization of debt discounts	187,272	1,549,669
Stock based compensation	19,882,527	2,496,873
Gain on sale of securities	(75,000)	—
Change in fair value of derivative liabilities	(986,058)	(1,320,654)
Non-cash interest	—	1,265,376
Penalties related to note maturity	—	763,872
Changes in operating assets and liabilities:
Accounts receivable	6,889	(72,324)
Prepaid and other	(13,687)	12,938
Accounts payable and other liabilities	(41,556)	629,298
Deferred revenue	(27,010)	—
Net cash used in operating activities	(7,200,176)	(2,915,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition of DDDigtal Inc	8,672	—
Cash acquired from acquisition of Odava, Inc.	2,601	—
Proceeds from sale of securities	250,000	—
Cash paid related to acquisition of Odava, Inc.	(40,570)	—
Purchase of equity investment	(100,002)	—
Purchase of convertible promissory note	(300,000)	—
Purchase of equipment	(57,534)	(19,100)
Net cash used in investing activities	(236,833)	(19,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	942,500	1,420,000
Proceeds from common stock sales	1,198,000	1,660,500
Proceeds from exercise of warrants	4,753,196	596,331
Proceeds from exercise of options	—	25,000
Proceeds from related party advances	442,500	—
Repayments of loans	(6,355)	—
Repayments of convertible notes	—	(1,026,600)
Net cash provided by financing activities	7,329,841	2,675,231

Net decrease in cash	(107,168)	(259,701)

Cash, beginning of period	374,490	386,316
Cash , end of period	$267,322	$126,615

MASSROOTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non cash investing and financing activities:
Common stock issued in settlement of debt	$108,100	$447,085
Common stock issued in payment of penalties related to notes payable	$—	$163,621
Common stock issued to acquire DDDigtal Inc.	$2,883,220	$—
Net assets acquired from acquisition of DDDigtal Inc.	$15,448	$—
Common stock issued to acquire Odava, Inc.	$1,966,250	$—
Net assets acquired from acquisition of Odava, Inc.	$2,601	$—
Reclassification of liability warrants from equity in connection with the sale of common stock	$1,003,870	$—
Reclassification of derivative liability to equity upon note prepayment(s)	$—	$7,308
Reclassification of derivative liability to equity upon warrant exercise(s)	$610,967	$—

See the accompanying notes to the unaudited condensed consolidated financial statements

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MassRoots, Inc. (“MassRoots” or the “Company”) has created a technology platform for the cannabis industry focused on enabling users to share their cannabis content, follow their favorite dispensaries, and stay connected with the legalization movement. The Company was incorporated in the State of Delaware on April 26, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017, or any other period.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 31, 2017.

Acquisitions

DDDigtal Inc.

On December 15, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whaxy Inc., a wholly-owned subsidiary of the Company (“Merger Subsidiary”), DDDigtal Inc., a Colorado corporation (“DDDigtal”), Zachary Marburger, an individual acting solely in his capacity as Stockholder Representative, and all of the stockholders of DDDigtal. Pursuant to the Merger Agreement, the parties agreed to merge Merger Subsidiary with and into DDDigtal, whereby DDDigtal survived as a wholly-owned subsidiary of MassRoots (the “Merger”).

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

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

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

	Three months ended September 30, 2017	Three months ended September 30, 2016
Total revenues	$11,516	$232,313
Net loss	(7,077,066)	(7,263,951)
Basic and diluted net loss per common share	$(0.07)	$(0.07)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Total revenues	$289,130	$833,304
Net loss	(26,154,897)	(8,373,192)
Basic and diluted net loss per common share	$(0.28)	$(0.17)

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Odava, Inc.

On July 5, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MassRoots Compliance Technology, Inc., a wholly-owned subsidiary of he Company (“Merger Subsidiary”), Odava, Inc., a Delaware corporation (“Odava”), and Scott Kveton, an individual acting solely in his capacity as a stockholder representative (“Stockholder Representative”). Pursuant to the Merger Agreement, the parties agreed to merge Merger Subsidiary with and into Odava, whereby Odava survived as a wholly-owned subsidiary of MassRoots (the “Merger”).

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

A summary of consideration is as follows:

Cash and costs incurred	$40,570
2,926,830 shares of the Company’s common stock	1,966,250
Total purchase price	$2,006,820

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

Cash	$2,601
Goodwill	2,004,219
Assets acquired	$2,006,820

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

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Odava had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

	Three months ended September 30, 2017	Three months ended September 30, 2016
Total revenues	$11,516	$209,003
Net loss	(7,077,066)	(3,452,664)
Basic and diluted net loss per common share	$(0.07)	$(0.07)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Total revenues	$289,130	$794,621
Net loss	(26,154,897)	(8,277,114)
Basic and diluted net loss per common share	$(0.28)	$(0.17)

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

The Company recorded goodwill in the aggregate amount of $4,971,991 as a result of the acquisitions of DDDitgal and Odava during the nine months ended September 30, 2017.

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

NOTE 2 –GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2017, the Company had cash of $267,322 and working capital deficit (current liabilities in excess of current assets) of $2,377,272. During the nine months ended September 30, 2017, the Company used net cash in operating activities of $7,200,176.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In the first nine months of 2017, the Company received $4,753,196, $942,500, $1,198,000 and $442,500 from the exercise of common stock warrants, proceeds from issuance of convertible notes, sale of common stock and related party advances, respectively.  The Company does not have cash sufficient to fund operations.

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

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of September 30, 2017 and December 31, 2016, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not required.

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

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and sale of common stock, and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of September 30, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

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

The computation of basic and diluted income (loss) per share as of September 30, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

 Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2017	September 30, 2016
Common stock issuable upon conversion of convertible debentures	3,538,894	2,744,432
Options to purchase common stock	14,574,977	5,569,883
Warrants to purchase common stock	11,864,347	14,079,715
Totals	29,978,218	22,394,030

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

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

NOTE 4 – INVESTMENTS

As of September 30, 2017 and December 31, 2016, the carrying value of our investments in privately held companies totaled $403,249 and $235,000, respectively. These investments are accounted for as cost method investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities.

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

During the nine months ended September 30, 2017, the Company acquired 23,810 Class A common stock of Hightimes Holding Corp. for $100,002 ($4.20 per share). The acquired common shares are considered non-marketable securities.

On July 13, 2017, the Company purchased a convertible promissory note in the principal sum of $300,000 from Cannaregs, Ltd, a Colorado limited liability company.  The promissory note bears interest at 5% per annum payable upon maturity at December 19, 2019 and is unsecured. As of September 30, 2017, the carrying value of the promissory note was $303,247, including accrued interest.

In the event the issuer consummates, prior to maturity, an equity financing in excess of $2,000,000, the outstanding principal and any accrued and unpaid interest automatically converts to equity securities of the same class or series issued by the issuer at the lesser of: a) 90% of the price paid per equity security or b) a price reflecting a valuation cap of $4,500,000.

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30, 2016	December 31, 2016
Computers	$125,089	$72,124
Office equipment	44,253	36,850
Subtotal	169,342	108,974
Less accumulated depreciation	(52,497)	(31,652)
Property and equipment, net	$116,845	$77,322

Depreciation expense for the three and nine months ended September 30, 2017 was $9,410 and $21,344, respectively; and $5,499 and $14,224 for the three and nine months ended September 30, 2016, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On March 24, 2014, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures is $269,100 and originally matured on March 24, 2016 with a 0% interest rate. The debentures are convertible into shares of the Company’s common stock at $0.10 per share. In March 2016, the debentures were amended to extend the maturity date to March 24, 2018. In 2016, the Company issued an aggregate of 1,010,000 shares of its common stock in settlement of $101,000 of outstanding debentures and during the nine months ended September 30, 2017, the Company issued an aggregate of 1,081,000 shares of its common stock in settlement of $108,100 of outstanding debentures

As of September 30, 2017 and December 31, 2016, the aggregate carrying value of the debentures was $0 and $108,100, net of debt discounts of $0, respectively.

On August 17, 2017, the Company issued convertible notes to certain accredited investors. The total principal amount of the notes is $1,045,000 and matures on February 18, 2018 with 0% interest rate. Net proceeds received were $942,500 after deduction of legal and other fees. If the Company exercises its right to prepay the Note, the Company shall make payment to the Investor of an amount in cash equal to the sum of the then outstanding principal amount of the Note that it desires to prepay, multiplied by (a) 1.1, during the first ninety (90) days after the execution of this Note, or (b) 1.25, at any point thereafter.

The Notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) seventy five cents ($0.75), and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the Note; provided, however, if any part of the principal amount of the Note remains unpaid at its Maturity Date (as defined in the Note), the conversion price will be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the Notes’ Maturity Date.

In connection with the issuance of the notes, the Company and the Investors also entered into a Security Agreement, whereby the Notes are secured with all the assets of the Company currently held or hereafter acquired.

In connection with the issuance of the notes, the Company issued an aggregate of 2,090,000 warrants to purchase an amount of shares of the Company’s common stock with an initial exercise price of $0.50, expiring five years from the date of issuance. The warrants contain certain anti-dilutive (reset) provisions.

 On August 17, 2017, upon issuance of the secured convertible notes and warrants, the Company has determined that the features associated with the embedded conversion option and reset provisions embedded in the issued warrants, in the form of a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

During the three and nine months ended September 30, 2017, the Company amortized $187,272 of debt discounts to current period interest.

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 7 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

The Company identified conversion features embedded within convertible debt and certain warrants outstanding during the nine months ended September 30, 2017 and year ended December 31, 2016. The Company has determined that the features associated with the embedded conversion option and exercise prices, in the form of ratchet provisions, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

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

On July 21, 2017, upon issuance of the warrants in connection with the sale of common stock, the Company has determined that the features associated with the reset provisions embedded in the issued warrants, in the form of a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. The Company estimated the fair value of the embedded derivatives of $1,003,870 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 103.46%, (3) weighted average risk-free interest rate of 1.81% (4) expected life of 5.00 years, and (5) estimated fair value of the Company’s common stock of $0.5687 per share. The estimated fair value of the embedded derivative of $1,003,870 was reclassified from equity at the date of issuance.

On August 17, 2017, upon issuance of the secured convertible notes and warrants, the Company has determined that the features associated with the embedded conversion option and reset provisions embedded in the issued notes and warrants, in the form of a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

The Company estimated the fair value of the embedded derivatives of $798,429 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 102.73%, (3) weighted average risk-free interest rate of 1.11% to 1.78% (4) expected life of 0.49 to 5.00 years, and (5) estimated fair value of the Company’s common stock of $0.457 per share. The estimated fair value of the embedded derivative of $798,429 together with the issuance costs of $102,500 (aggregate of $900,929) was charged to debt discount and amortized over the term of the debenture with the excess charged to current period interest.

On September 30, 2017, the Company estimated the fair value of the embedded derivatives of $1,506,414 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 101.58%, (3) weighted average risk-free interest rate of 1.20% to 1.92%, (4) expected life of 0.39 to 4.90 years, and (5) estimated fair value of the Company’s common stock of $0.3320 per share.

The Company adopted the provisions of ASC 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

·	Level 1 – Quoted prices in active markets for identical assets or liabilities.
·	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
·	Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

As of September 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of September 30, 2017 and December 31, 2016:

	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,506,414	$—	$—	$1,506,414

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,301,138	$—	$—	$1,301,138

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2017:

Balance, January 1, 2017	$1,301,138
Transfers in due to issuance of liability warrants in connection with sale of common stock	1,003,870
Transfers in due to issuance of convertible notes and warrants with embedded conversion and reset options	798,431
Transfers out due to warrant exercise	(610,967)
Mark to market to September 30, 2017	(986,058)
Balance, September 30, 2017	$1,506,414
Gain on change in warrant liabilities for the nine months ended September 30, 2017	$986,058

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

NOTE 8 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 21 Series A preferred shares at $1.00 par value per share with 1:1 conversion and voting rights. As of September 30, 2017 and December 31, 2016, there were no shares of Series A preferred shares issued and outstanding.

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited

Common Stock

The Company is authorized to issue 200,000,000 shares of its common stock at $0.001 par value per share. As of September 30, 2017, there were 111,326,981 shares of common stock issued and outstanding and 1,551,217 shares of common stock to be issued. As of December 31, 2016, there were 71,908,370 shares of common stock issued and outstanding and 1,740,000 shares of common stock to be issued.

The following common stock transactions were recorded during the nine months ended September 30, 2017:

During the nine months ended September 30, 2017, the Company issued an aggregate of 22,745,898 shares of its common stock for services valued at $14,204,255.

During the nine months ended September 30, 2017, the Company sold 2,394,000 shares of its common stock and warrants for net proceeds of $1,198,000.

During the nine months ended September 30, 2017, the Company issued an aggregate of 41,153 shares for its common stock for cashless exercise of common stock options.

During the nine months ended September 30, 2017, the Company issued an aggregate of 355,689 shares of its common stock for the cashless exercise of common stock warrants.

During the nine months ended September 30, 2017, the Company issued an aggregate of 1,081,000 shares of its common stock in settlement of $108,100 of convertible debt.

During the nine months ended September 30, 2017, the Company issued an aggregate of 6,933,041 shares of its common stock for exercise of common stock warrants. Net proceeds were $4,753,196.

During the nine months ended September 30, 2017, the Company issued an aggregate of 2,926,830 shares of its common stock to acquire DDDigtal (Note 1).

During the nine months ended September 30, 2017, the Company issued an aggregate of 3,250,000 shares of its common stock to acquire Odava (Note 1).

NOTE 9 – WARRANTS

Warrants outstanding and exercisable at September 30, 2017 are as follows:

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.50	3,056,670	4.42	3,056,670
0.60	50,000	2.52	50,000
0.65	2,364,000	4.81	2,364,000
0.83	100,000	3.30	100,000
0.90	5,070,002	1.97	5,070,002
1.00	670,000	0.22	670,000
1.06	146,200	1.23	146,200
3.00	407,475	1.11	407,475
	11,864,347	3.04	11,864,347

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

A summary of the warrant activity for the nine months ended September 30, 2017 is as follows

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2016	15,448,056	$0.81	2.4	4,225,936
Grants	4,484,000	0.58		—
Exercised	(7,248,668)	0.68
Expired	(819,041)	0.48
Outstanding at September 30, 2017	11,864,347	$0.83	3.0	$—

Vested and expected to vest at September 30, 2017	11,864,347	$0.83	3.0	$—
Exercisable at September 30, 2017	11,864,347	$0.83	3.0	$—

The aggregate intrinsic value outstanding stock warrants was $0, based on warrants with an exercise price less than the Company’s stock price of $0.332 as of September 30, 2017, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

On July 21, 2017, upon the sale of the Company’s common stock, the Company issued 2,394,000 warrants to purchase the Company’s common stock at $0.65 per share, exercisable through July 21, 2022. These warrants contain certain anti-dilutive (reset) provisions (See Note 7).

On August 24, 2017, in connection with the issuance of convertible notes, the Company granted to the same investors five year warrants to purchase an aggregate of 2,090,000 shares of the Company’s common stock at $0.50 per share. The warrants may be exercised any time after the issuance through and including the fifth (5th) anniversary of its original issuance. These warrants contain certain anti-dilutive (reset) provisions (See Note 7).

 NOTE 10 – EMPLOYEE EQUITY INCENTIVE PLANS

The Company’s shareholders approved our 2014 Plan in June 2014, our 2015 Plan in December 2015, our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016 and our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”, together with the 2014 Plan, 2015 Plan and 2016 Plan, the “Plans”). The Plans are identical, except for number of shares reserved for issuance under each. As of September 30, 2017, the Company had granted an aggregate of 37,950,282 securities under the plans, with 2,150,149 available for future issuances.

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

 During the nine months ended September 30, 2017, the Company granted options to purchase 2,854,000 shares of common stock for ten years. The fair value of $2,054,521, was determined using the Black-Scholes Option Pricing Model, assuming approximately 1.81% to 2.35% risk-free interest, 0% dividend yield, 103.66% to 110.16% volatility, and expected life of five to ten years and will be charged to operations over the vesting terms of the options.

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

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

On June 21, 2017, the Company accelerated vesting of 5,000,000 options to fully vesting.  As a result, the Company charged $2,544,741 to operations during the nine months ended September 30, 2017.

Stock options outstanding and exercisable on September 30, 2017 are as follows:

Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options Exercisable
$0.10	1,056,786	6.68	806,786
0.50	689,631	7.99	689,631
0.51	1,891,779	9.02	1,891,779
0.60	105,000	7.53	105,000
0.77	758,331	9.20	683,331
0.80	145,000	8.30	145,000
0.81	5,000	9.45	5,000
0.82	37,500	9.46	37,500
0.85	150,000	9.42	75,000
0.86	5,204,165	9.22	5,204,165
0.87	125,000	9.48	125,000
0.89	577,500	9.28	285,000
0.90	1,745,413	8.20	1,745,413
0.95	125,000	9.38	125,000
0.98	24,000	9.32	8,000
1.00	837,494	8.22	837,494
1.05	430,838	8.66	415,838
1.06	30,000	9.35	30,000
1.07	168,326	9.28	164,993
	14,106,763	8.77	13,379,930

MASSROOTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

A summary of the stock option activity for the nine months ended September 30, 2017:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2016	14,824,158	0.52	9.37	$4,566,717
Grants	2,854,000	0.50	9.71	—
Exercised	(522,428)	0.16
Forfeiture/Canceled	(3,048,967)	$0.73		—
Outstanding at September 30, 2017	14,106,763	$0.76	8.77	$245,174
Exercisable at September 30, 2017	13,379,930	$0.76	8.79	$187,174

The aggregate intrinsic value of outstanding stock options was based on options with an exercise price less than the Company’s common stock price of $0.332 as of September 30, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived historical data. The Company accounts for the expected life of options based on the contractual life of options for non-employees.

The fair value of all options vesting during the nine months ended September 30, 2017 and 2016 of $5,678,272 and $1,974,710, respectively.  Unrecognized compensation expense of $286,153 at September 30, 2017 will be expensed in future periods.

NOTE 11 – SUBSEQUENT EVENTS

On October 4, 2017 and October 5, 2017, the Company entered into a Simple Agreement for Future Tokens with two accredited investors, relating to the future right to purchase $25,000 and $100,000 in units of a cryptographic token (a “Token”), respectively, at a discount, if the Company conducts a public sale of its Tokens. Pursuant to the agreements, in the event the Company conducts such a public sale of its Tokens, it will automatically issue to each investor a number of Tokens equal to such investor’s investment, based on a rate that is fifty percent (50%) of the price per Token in the public sale. In the event the Company sells Tokens in the public sale at different prices, each investor’s Tokens shall be determined based on the most advantageous rate publicly marketed.

On October 5, 2017, the Company issued 394,858 shares of its common stock to a member of the Board of Directors in connection with a cashless exercise of 443,214 shares pursuant to a Stock Option Agreement, dated June 4, 2014. The shares are reflected as shares to be issued as of September 30, 2017 (See Note 8).

On October 5, 2017, the Company issued 45,000 shares to a former employee for services rendered. The shares are reflected as shares to be issued as of September 30, 2017 (See Note 8).

On October 17, 2017, the Company issued stock certificates for, in the aggregate, 349,000 shares of its common stock which had been sold in connection with an offering of up to $2,000,000 of its common stock and warrants conducted in July 2017, and closed on July 21, 2017. Such shares were inadvertently not issued following such closing. One of the stock certificates noted above was issued for 70,000 shares of the Company’s common stock, but should have been issued for 30,000 shares, so the Company will rescind 40,000 of such shares. The 309,000 shares (which does not include the 40,000 shares of common stock issued in error) are reflected as shares to be issued as of September 30, 2017 (See Note 8).

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

MassRoots was formed in April 2013 as a technology platform for the medical cannabis community and over the past four years, has empowered over a million cannabis consumers with the knowledge they need to shape local, state and corporate cannabis policies while making educated cannabis decisions within regulated markets. In July 2017, we merged with Odava, Inc. (“Odava”), and shifted our focus to providing compliance technology for cannabis businesses to run their business more efficiently, submit reports to state regulators, and build loyalty amongst consumers in their local neighborhoods.

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

MassRoots and Odava’s Value Proposition to State Regulators

Through our point-of-sale software, we enable dispensary operators to easily record sales, track inventory, and submit this data with state regulatory agencies on a daily basis. This provides regulators with a fully transparent snapshot of the entire cannabis supply chain with millions of data points, updated daily, which they can utilize to detect potential illegal diversion and ensure compliance with state regulations.

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

MassRoots’ and Odava’s Value Proposition to Users

MassRoots helps provide cannabis consumers with the information they need to influence local, state, and corporate cannabis policies, while staying better connected with dispensaries in their local areas. Cannabis consumers can view previous order history at local dispensaries, see which strains and products dispensaries have in stock, while receiving updates of legalization-related events happening in their local communities.

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

The Team

MassRoots has 6 full-time employees working at our headquarters in downtown Denver, Colorado, along with several outside contractors building out the technology platform.

2017 Elections

On November 7, 2017, voters in New Jersey and Virginia elected pro-legalization Governors who have both said they will move quickly to enact legislation that decriminalizes or legalizes marijuana in their States. This is in addition to a bevy of other positive news for marijuana reformers with the elections in Georgia, Ohio, Philadelphia, Detroit and New York. This comes on the heels of the 2016 elections where California, Nevada, Maine and Massachusetts voted to regulate the production and sale of cannabis for recreational purposes while Florida, North Dakota, Arkansas and Montana voters authorized its medical use.

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

German Trading

The Company was made aware that its Common Stock has been trading on the Stuttgart Exchange and München Exchange in Germany, both under the ticker symbol 2R1. On November 10, 2017, the stock price closed at €0.157 on the Stuttgart Exchange and at €0.153 on the München Exchange.

Competition

As more of our localized advertising features come online throughout 2017, we are competing with dispensary locators and strain guides, such as WeedMaps and Leafly, for dispensaries’ advertising budgets. Odava competes with cannabis seed-to-sale technology platforms such as MJ Freeway, BioTrack THC, Greenbits, Flowhub, and Treez. We believe the cloud-based infrastructure of our platform, its ease-of-use, the potential for automatic API integrations and dynamic regulatory compliance engine present a significantly higher value proposition than our competitors.

Results of Operations for the Three Months Ended September 30, 2017 as Compared to the Three Months Ended September 30, 2016

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Revenues:	$11,516	$209,003	$(197,487)	(95)%
Total operating expense	7,533,530	2,094,211	5,439,319	260%
Loss from operations	(7,522,014)	(1,885,208)	(5,636,806)	299%
Total other income (expense):	444,948	(1,567,456)	2,012,404	128%
NET LOSS	$(7,077,066)	$(3,452,664)	$(3,624,402)	105%

Revenues

For the three months ended September 30, 2017 and 2016, we generated revenues of $11,516 and $209,003, respectively, a decrease of $197,487. Of the $11,516 generated in the three months ended September 30, 2017, all was made up of advertising revenue related to the MassRoots network. The decrease in revenues for the three months ended September 30, 2017 was primarily caused by a lack of revenues from the 420 Rally being generated in 2017.

Operating Expenses

For the three months ended September 30, 2017 and 2016, our operating expenses were $7,533,530 and $2,094,211, respectively, an increase of $5,439,319. For the three months ended September 30, 2017, these increases were mainly attributed to increased stock-based compensation to our employees and key consultants which, for 2017 was $5,510,554 as compared to $613,353 for the same period last year (a non-cash increase of $4,897,201). In addition we incurred additional consulting and other service provider fees and increases in payroll and payroll-related expenditures as we expanded our business.

Other Income (Expense)

For the three months ended September 30, 2017 and 2016, the Company recorded interest expense of $189,125 and $2,573,814, respectively. As of September 30, 2017, we had outstanding $1,095,000 in convertible notes. For the three months ended September 30, 2017 and 2016, the Company realized gains related to the fair value mark to market adjustments of its derivative liabilities of $634,073 and $1,006,358, respectively. The derivative liabilities are caused by certain price protections included in the notes and warrants issued as part of the Company’s convertible debt and common stock offering. For the three months ended September 30, 2017 and 2016, the Company recorded amortization of discount on notes payable of $187,272 and $676,617, respectively, included in the interest discussion above. In addition, during the three months ended September 30, 2016, we incurred non-cash interest and penalties relating to our convertible debt of $1,265,375 and $584,735, respectively.

Net Loss

For the three months ended September 30, 2017 and 2016, we had net losses of $7,077,066 and $3,452,664, respectively, an increase of $3,624,402, for the reasons discussed above.

Results of Operations for the Nine Months Ended September 30, 2017 as Compared to the Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Revenues:	$289,130	$794,621	$(505,491)	(64)%
Total operating expense	27,315,960	6,795,371	20,520,589	302%
Loss from operations	(27,026,830)	(6,000,750)	(21,026,080)	350%
Total other income (expense):	871,933	(2,254,354)	3,126,287	139%
NET LOSS	$(26,154,897)	$(8,255,104)	$(17,899,793)	217%

Revenues

For the nine months ended September 30, 2017 and 2016, we generated revenues of $289,130 and $794,621, respectively, a decrease of $505,491. The $289,130 generated in the nine months ended September 30, 2017 was primarily comprised of advertising revenue related to the MassRoots network. The decrease in revenues for the nine months ended September 30, 2017 was primarily caused by no revenues from the 420 Rally being generated in 2017.

Operating Expenses

For the nine months ended September 30, 2017 and 2016, our operating expenses were $27,315,960 and $6,795,371, respectively, an increase of $20,520,589. This increase was mainly attributable to an increase stock based compensation to our employees and key consultants which, for 2017 was $19,882,527 as compared to $2,306,662 for the same period last year (a non-cash increase of $17,575,865). In addition we incurred additional consulting and other service provider fees and increases in payroll and payroll-related expenditures as we expanded our business.

Other Income (Expense)

For the nine months ended September 30, 2017 and 2016, the Company recorded interest expense of $189,125 and $3,575,008, respectively. As of September 30, 2017, we had outstanding $1,095,000 in convertible notes. For the nine months ended September 30, 2017 and 2016, the Company realized gains related to the fair value mark to market adjustments of its derivative liabilities of $986,058 and $1,320,654, respectively. The derivative liabilities are caused by certain price protections included in the warrants issued as part of the Company’s convertible debt and common stock offerings. For the nine months ended September 30, 2017 and 2016, the Company recorded amortization of discount on notes payable of $187,272 and $1,549,669, respectively, included in the interest discussion above. Lastly, during the nine months ended September 30, 2017, we sold our security investment in Flowhub for $250,000 realizing a gain on sale of securities of $75,000.

Net Loss

For the nine months ended September 30, 2017 and 2016, we had net losses of $26,154,897 and $8,255,104, respectively, an increase of $17,899,793, for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended September 30, 2017 and 2016 was $7,200,176 and $2,915,832, respectively. This increase was primarily caused by a widening net loss in the Company’s operations, an increase in the value of options issued to employees, and an expansion of MassRoots’ development team.

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $236,833 and $19,100, respectively. These investing activities in 2017 were proceeds from sale of securities of $250,000 and received $11,273 in connection with the acquisitions of DDDigtal Inc and Odava, net with the purchase of equipment, primarily computers, of $57,533, investment in convertible note of $300,000 and equity investment of $100,002. For the nine months ended September 30, 2016, $19,100 was used to purchase office equipment.

Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 was $7,429,841 and $2,675,231, respectively. During the nine months ended September 30, 2017, these funds came mainly from warrant and option exercises of $4,753,196, proceeds from sale of common stock and warrants of $1,198,000, proceeds from issuance of convertible debt of $942,500 and proceeds from related party advances of $442,500. While for the nine months ended September 30, 2016 the Company received proceeds from its March 2016 convertible debt offering and warrants of $1,420,000, for sale of common stock of $1,660,500 and option and warrant exercises of $621,331.

Capital Resources

As of September 30, 2017, we had cash on hand of $267,322 and as of September 30, 2017; there are warrants outstanding to purchase up to aggregate of 10,640,672 shares with an exercise prices of $0.50 to $.90 per share, which, if all were exercised, would supply $7,745,437 in cash to the Company.

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

Fundraising

During the nine months ended September 30, 2017, we received approximately $4,753,000 proceeds from the exercise of our previously issued warrants.

On July 21, 2017, we received aggregate gross proceeds to the Company of $1,198,000 in connection with the sale of 2,394,000 shares of common stock and warrants to purchase up to 2,394,000 shares of common stock.

On August 24, 2017, we received net proceeds to the Company of $942,500 in connection with the issuance of convertible notes and warrants to purchase $2,090,000 shares of common stock.

On September 27, 2017, we received aggregate gross proceeds to the Company of $420,000 in connection with the sale to two investors of a right to receive units of a cryptographic token at a fifty percent (50%) discount, if the Company conducts a public sale of such tokens on or before November 30, 2017. The $420,000 is included in amounts due to related parties at September 30, 2017.

Required Capital Over the Next Fiscal Year

We do not believe MassRoots has sufficient capital to become cash-flow positive from operations. We expect to need to raise at least $2,500,000 over the next quarter to continue to fund operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of September 30, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The transactions described below were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as transactions not involving a public offering. The recipients of the securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities were also each an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act. All proceeds from the subscriptions for Common Stock and warrants to purchase shares of the Common Stock noted below will be, or have been, used for general working capital purposes.

On July 13, 2017, the Company consummated a reverse triangular merger, whereby it acquired all of the outstanding common stock of Odava Inc., a Colorado corporation. In connection with the merger, the Company issued 3,250,000 shares of Common Stock pro rata to all stockholders of Odava Inc., in exchange for all of their shares of common stock of Odava Inc., now our wholly-owned subsidiary.

In July 2017, the Company conducted an offering consisting of up to $2,000,000 of its shares of Common Stock and warrants. On July 21, 2017, the Company completed the first and final closing of the offering, thereby issuing 2,394,000 shares of unregistered Common Stock, along with five-year warrants to purchase up to 2,394,000 shares of Common Stock at $0.65 per share, to certain accredited investors, for gross proceeds of $1,198,000. On October 17, 2017, the Company issued stock certificates for, in the aggregate, 349,000 shares of Common Stock which were inadvertently not issued following the closing. However, one of such stock certificates was issued for 70,000 shares of the Company’s common stock, but should have been for 30,000 shares, so the Company will rescind 40,000 of such shares.

In August 2017, MassRoots completed a private offering to certain accredited investors of six (6) month secured convertible notes with a principal amount of $1,045,000 (the “Bridge Notes”) together with five (5) year warrants to purchase an amount of shares of Common Stock equal to the number of shares of Common Stock issuable upon the conversion of the notes in full and having an exercise price of $0.50 per share. The Bridge Notes were secured by all the assets of the Company, and each of the executive officers of the Company entered into a lock-up agreement whereby they agreed to not sell or offer any shares of Common Stock owned by them until the Bridge Notes were fully repaid, redeemed or converted. The Bridge Notes were convertible into shares of Common Stock at a price per share equal to the lower of (i) seventy five cents ($0.75), and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the note; provided, however, if any part of the principal amount of the note remains unpaid at its maturity date, the conversion price would be equal to 65% of the average of the three (3) trading days with the lowest daily weighted average prices of Common Stock occurring during the fifteen (15) days prior to the notes’ maturity date. Gross proceeds received by MassRoots in this offering were $950,000, while net proceeds were $942,500, after deducting any legal fees.

On September 27, 2017, the Company sold to two investors a right to receive units of a cryptographic token at a fifty percent (50%) discount, if the Company conducts a public sale of such tokens on or before November 30, 2017, for aggregate gross proceeds of $420,000. On October 4, 2017 and October 5, 2017, the Company sold to two investors a right to receive units of a cryptographic token at a fifty percent (50%) discount, if the Company conducts a public sale of such tokens on or before November 30, 2017, for aggregate gross proceeds of $25,000 and $100,000, respectively.

During the nine months ended September 30, 2017, the Company issued an aggregate of 41,153 shares of Common Stock upon the cashless exercise of options to purchase Common Stock, not including the cashless exercise by a member of our Board of Directors noted above, and issued an aggregate of 355,689 shares of Common Stock upon the cashless exercise of Common Stock purchase warrants.

During the nine months ended September 30, 2017, the Company issued an aggregate of 6,933,041 shares of Common Stock upon the cash exercise of Common Stock purchase warrants having an average exercise price of $0.696 per share, resulting in aggregate proceeds to the Company of $4,753,196.

During the nine months ended September 30, 2017, the Company issued an aggregate of 1,081,000 shares of its Common Stock in settlement of $108,100 of convertible debt.

Under the Company’s 2017 Equity Incentive Plan, from January 1, 2017 through September 30, 2017, the Company issued, in the aggregate, 22,745,898 shares Common Stock for services rendered, valued at $14,204,255. During the same period, under the Company’s 2017 Equity Incentive Plan, the Company issued ten (10) year options to purchase, in the aggregate, up to 2,854,000 shares of Common Stock at exercise prices ranging from $0.50 per share to $1.07 per share.

On September 6, 2017, a member of our Board of Directors acquired 394,858 shares of Common Stock upon a cashless exercise of 443,214 shares pursuant to a Stock Option Agreement, dated June 4, 2014, relating to options to purchase up to 750,000 shares of the Common Stock at $0.10 per share, was issued pursuant to the Company’s 2014 Stock Incentive Plan. The shares were issued on October 5, 2017.

On October 5, 2017, the Company issued 45,000 shares to a former employee for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Simple Agreement for Future Tokens

On September 28, 2017, the Company entered into a Simple Agreement for Future Tokens (the “SAFT Agreements”) with two accredited investors (each, an “Investor”), relating to the future right to purchase, in the aggregate, $420,000 in units of a cryptographic token (a “Token”) at a discount, if the Company conducts a public sale of its Tokens (a “Qualifying Token Sale”). On October 4, 2017 and October 5, 2017, the Company entered into SAFT Agreements with two additional Investors relating to the future right to purchase $25,000 and $100,000 of its Tokens, respectively, in a Qualifying Token Sale. Pursuant to the SAFT Agreements, in the event the Company conducts a Qualifying Token Sale, it will automatically issue to each Investor a number of Tokens equal to such Investor’s SAFT Agreement investment, based on a rate that is fifty percent (50%) of the price per Token in the Qualifying Token Sale. In the event the Company sells Tokens in the Qualifying Token Sale at different prices, each Investor’s Tokens shall be determined based on the most advantageous rate publicly marketed. The SAFT Agreements expire and terminate upon the earlier to occur of (a) the issuance of Tokens pursuant thereto; (b) repayment to the Investors in the event of a dissolution, liquidation or winding up of the Company, a termination of Company operations, or an assignment for the benefit of the Company’s creditors; or (c) on November 30, 2017 if a Qualifying Token Sale has not occurred, unless extended for sixty (60) days by the Company in its sole discretion. No placement agents or were used or commissions paid in connection with the foregoing. The SAFT Agreements entered into on October 4, 2017 and October 5, 2017 further provide that (y) the SAFT Agreement will expire and terminate upon the occurrence of a determination that the Investor is not qualified to participate in the Qualifying Token Sale, or if the exchange selected to publicly sell the Tokens fails to issue to the Investor a trading account or similar vehicle before the Qualifying Token Sale and (z) upon a termination, the purchase amount will be repaid to the Investor. The Company has not conducted a Qualifying Token Sale to date, and cannot make any assurances as to when, or if at all, it will conduct a Qualifying Token Sale.

The foregoing description of the SAFT Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of SAFT Agreement filed as Exhibits 10.10 hereto, and incorporated herein by reference. Bracketed language in the form of SAFT Agreement reflects the additional provisions outlined above that are only in the SAFT Agreements entered into on October 4, 2017 and October 5, 2017.

The Company is providing this report in accordance with Rule 135c under the Securities Act, and the notice contained herein does not constitute an offer to sell the Company’s securities, and is not a solicitation for an offer to purchase the Company’s securities. The securities offered have not been registered under the Securities Act, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

The Company has sold the SAFT Agreements in a private placement in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder since, among other things, the above transaction did not involve a public offering. Additionally, the Company relied on similar exemptions under applicable state laws. The subscribers had access to information about the Company and their investments, took the SAFT Agreements for investment and not resale, and the Company took appropriate measures to restrict the transfer of the SAFT Agreements. Upon issuance, the resale of the SAFT Agreements will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6. EXHIBITS

(b)       Exhibit Index

No.	Description of Exhibit	Note
2.1	Agreement and Plan of Merger between MassRoots, Inc. and Whaxy Inc. and DDDigtal Inc. and Zachary Marburger and the Stockholders of DDDigtal Inc., dated December 15, 2016.	(3)
2.2	Agreement and Plan of Merger between MassRoots, Inc. and MassRoots Compliance Technology, Inc. and Odava, Inc. and Scott Kveton and the Stockholders of Odava, Inc., dated July 5, 2017.	(5)
3.1	Amended and Restated Certificate of Incorporation of the Company.	(2)
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company.	(2)
3.3	The Company’s Bylaws.	(2)
10.1	Form of Lock-Up Agreement between MassRoots, Inc. and each stockholder of DDDigtal Inc.	(4)
10.2	Form of Joinder Agreement to Agreement and Plan of Merger made by each stockholder of Odava, Inc. and agreed to and acknowledged by MassRoots, Inc. and MassRoots Compliance Technology, Inc.	(5)
10.3	Form of Subscription Agreement for the Purchase of Securities used in the July 2017 Equity Offering.	(6)
10.4	Form of Warrant used in the July 2017 Offering.	(6)
10.5	Form of Secured Convertible Original Issue Discount Notes used in the August 2017 Debt Offering	(7)
10.6	Form of Warrant used in the August 2017 Debt Offering	(7)
10.7	Form of Securities Purchase Agreement used in the August 2017 Debt Offering.	(7)
10.8	Form of Securities Agreement used in the August 2017 Debt Offering.	(7)
10.9	Separation Agreement, between the Mr. Isaac Dietrich and MassRoots, Inc., dated October 17, 2017.	(8)
10.10	Form of Simple Agreement for Future Tokens between the Company and investors in the SAFT Offering.	(1)
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended September 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.	(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on June 13, 2014.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 16, 2016.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 27, 2017.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 5, 2017.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 24, 2017.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 18, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MASSROOTS, INC.

Dated: November 14, 2017

By:  /s/ Scott Kveton

Scott Kveton

Chief Executive Officer

(Principal Executive Officer)

(Principal Financial and Accounting Officer)

