Form 10-K
period 2017-12-31
MassRoots, Inc.
filed 2018-04-17
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X[    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-55431

MASSROOTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2612944
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

2420 17th Street, Office 3118, Denver, CO	80202
(Address of principal executive offices)	(Zip code)

(833) 467-6687

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10- K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]     Non-accelerated filer [ ]     Smaller Reporting Company [X] Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes[ ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $33,495,218.

Number of shares of common stock outstanding as of April 16, 2018 was 153,944,886.

Documents Incorporated by Reference: None.

MASSROOTS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2017
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).

Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those  set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Any forward-looking statements speak only as of the date on which they are made, and we disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

PART I

ITEM 1. BUSINESS

Overview

MassRoots was formed in April 2013 as a technology platform for the cannabis industry. Powered by more than one million registered users, MassRoots enables consumers to rate cannabis products and strains based on their efficacy (i.e., effectiveness for treating ailments such as back-pain or epilepsy) and then presents this information in easy-to-use formats for consumers to make educated purchasing decisions at their local dispensary. Businesses are able to leverage MassRoots by strategically advertising to consumers based on their preferences and tendencies.

“Registered users” (“Users”) are defined as users who currently have an account with MassRoots. It does not include users who have deleted their account nor does it reflect active usage over any set period of time.

Background

We were incorporated in the state of Delaware on April 26, 2013 as a technology platform for the cannabis industry.

Our principal executive office is located at 2420 17th Street, Office 3118, Denver, Colorado 80202, and our telephone number is (833) 467-6687.

On January 25, 2017, we consummated a reverse triangular merger (the “Whaxy Merger”) pursuant to which we acquired all of the outstanding common stock of DDDigtal Inc (“DDDigtal”), a Colorado corporation. Upon closing of the Whaxy Merger, each share of DDDigtal’s common stock was exchanged for such number of shares of our common stock (or a fraction thereof) based on an exchange ratio equal to approximately 5.273-for-1, such that 1 share of our common stock was issued for every 5.273 shares of DDDigtal’s common stock. At the closing of the Whaxy Merger, all shares of common stock of our newly-formed merger subsidiary formed for the sole purpose of effectuating the Whaxy Merger, were converted into and exchanged for one share of common stock of DDDigtal, and all shares of DDDigtal’s common stock that were outstanding immediately prior to the closing of the Whaxy Merger were automatically cancelled and retired. Upon the closing of the Whaxy Merger, DDDigtal continued as our surviving wholly-owned subsidiary (“Whaxy”), and the merger subsidiary ceased to exist.

On July 13, 2017, we consummated a reverse triangular merger (the “Odava Merger”) pursuant to which we acquired all of the outstanding common stock of Odava Inc (“Odava”), a Delaware corporation. Upon closing of the Odava Merger, each share of Odava’s common stock was exchanged for such number of shares of our common stock (or a fraction thereof), based on an exchange ratio equal to approximately 4.069-for-1, such that 1 share of our common stock was issued for every 4.069 shares of Odava’s common stock. At the closing of the Odava Merger, all shares of common stock of our newly-formed merger subsidiary formed for the sole purpose of effectuating the Odava Merger, were converted into and exchanged for one share of common stock of Odava, and all shares of Odava’s common stock that were outstanding immediately prior to the closing of the Odava Merger automatically cancelled and retired. Upon the closing of the Odava Merger, Odava continued as our surviving wholly-owned subsidiary, and the merger subsidiary ceased to exist.

Our Products and Services

Our technology platform consists of MassRoots, our consumer-facing social network (accessible through an Android application, iOS application, and web portal) and our business and advertising portal for companies which can be accessed at www.massroots.com/dispensaries.

The MassRoots Network

The MassRoots network is accessible as a free mobile application through the Apple App Store, the Amazon App Store, the Google Play Marketplace, and as a web application at www.massroots.com. These applications and services work in a manner similar to other social review platforms such as Vivino, Untappd and Yelp. Using our network after agreeing to our Terms and Conditions,

  Users can create a profile by selecting a username and setting their password;

  Users have the ability to follow other Users on our network which permits them to follow other Users’ posts which are displayed on their newsfeed;

  Users have the ability to review strains and products based on factors including, but not limited to, quality. These reviews are displayed on product pages within the app and on the User’s profile;

  Users have the ability to like, comment and report statuses from other Users. By “liking” a status, a User is indicating their approval of the post’s content. By commenting on a status, Users are free to voice their opinions or comments with respect to the post. By reporting a status, Users can flag content that violates our Terms and Conditions, including spam, harassing content, and posts or comments that appear to solicit the transaction of cannabis or other products;

  Users have the ability to tag other Users and use hashtags to categorize posts. By using the “@” symbol followed by a username, Users can tag other Users in posts they want them to see or if such Users are included in the picture or post. By using the “#” followed by a categorical word, Users can categorize posts based on their content;

  Users have the ability to post pictures with text captions or just text statuses;

  Users have the ability to search for Users based on their username and the ability to search by hashtag to display all results within a particular category. Users can sort hashtag searches by their popularity or when they were posted; and

  Users have the ability to set their profile to public or private. By setting their profile to public, any User on MassRoots’ apps will be able to see the public profile’s posts and follow the account. When a profile is private, another User must request to follow such account and the account owner must grant permission before they can view any of the account’s posts.

User Growth and Product Distribution Channels

The MassRoots app is distributed free-of-charge through the Apple App Store, the Google Play Marketplace and the Amazon App Store. The MassRoots network is also accessible through desktop and mobile web browsers by navigating to www.massroots.com. Our business and adverting portal can be accessed at www.massroots.com/dispensaries. Through this portal companies can edit their profiles, distribute information to Users and view analytics such as impressions, views and clicks.

Blockchain Technologies

In December 2017, we formed MassRoots Blockchain Technologies, Inc. (“MassRoots BlockChain”), our wholly-owned subsidiary, to explore how blockchain technology can be utilized in the cannabis industry.

From September 2017 until January 2018, we entered into Simple Agreement for Future Tokens, as amended and Restated on February 13, 2018 (the “Amended and Restated Agreement”), with ten investors pursuant to which we received aggregate proceeds of $942,500. From the proceeds received pursuant to the Amended and Restated Agreement, to date, we have invested approximately $250,000 in developing blockchain-powered features and utilities within our platform. In this regard, our efforts have been mainly focused on development of a digital instrument based on the ERC-20 standard that will run on the Ethereum network. Specifically, we entered into a Master Development Agreement with MEV, LLC (“MEV”), a company which is engaged in building digital products and services. Pursuant to the Master Development Agreement, MEV will provide, among other things, software development services, including, but not limited to, web and mobile development services, blockchain development and integration services and infrastructure development, automation, support and management services until February 1, 2019, unless such term is extended by mutual agreement of the parties. Upon completion of MEV’s engagement, MEV shall provide the Company with the source code for the developed systems, application programming interface documentation and such other materials developed by MEV during the course of its engagement.

Currently, a number of technology companies are attempting to curate the best information available on cannabis products and strains; however, the number of cannabis product reviews are low, such reviews are often biased and the most commonly reviewed products receive greater exposure than the less reviewed products, which results in incomplete information for consumers who utilize such reviews for making purchasing decisions. To provide additional information so that cannabis consumers can make better informed purchasing decisions, we plan to utilize digital instruments as a form of reward based currency within the MassRoots platform to encourage high-quality reviews, including reviews of new products, which we believe will also incentivize User-growth and stimulate our platform’s overall activity.

Initially, we intend to have our online platform, which includes the MassRoots App and MassRoots Retail, provide a closed-loop ecosystem and network incentives to provide a healthy microeconomy for our digital instruments. Users may earn digital instruments on the MassRoots platform by writing high quality reviews on cannabis strains and products and then may use such digital instruments to purchase upgrades on the MassRoots App, to purchase products on the MassRoots online store and as a way for industry participants, including dispensaries, to pay for advertisements on the MassRoots network.

Although we initially intend for the digital instruments to be used in a closed-loop ecosystem, we believe that our digital instruments may be used by businesses in the cannabis industry including ancillary businesses such as vaporizer companies. For example, businesses in the cannabis industry may elect to utilize the MassRoots platform to develop customer loyalty programs to award our digital instruments for purchasing certain products or reaching certain spending/order levels. Users may then be able to use our digital instruments to purchase non-cannabis good or services. In addition, businesses in the cannabis industry may issue our digital instruments to incentivize a range of actions by producers, consumers, and other industry participants, such as attendance at workshops and interaction with product or brand ambassadors at industry events.

In addition to the foregoing, independent of our digital instruments, we are developing blockchain-powered features which we believe will enable MassRoots to better track impressions, views, and interactions with posts, advertisements and dispensary listings. This is intended to be an integral part of our revamped business portal. We also believe that blockchain-powered utilities have the potential to allow us to implement an intelligent newsfeed to deliver high-quality and more relevant content to our Users.

Furthermore, through MassRoots BlockChain, we are exploring how blockchain technology can be utilized for purposes including, but not limited to:

•	Identity Management. Social networks such as MassRoots collect a significant amount of metadata on its users. Blockchain has the potential to streamline the collection and organization of such data while eliminating traditional security risks. This would enable advertisers to better target consumers, reduce the risk of security breaches, and enable the development of solutions that better serve the MassRoots community.

•	Eliminating Intermediaries. In the sharing economy as it exists today, buyers and sellers have to go through intermediaries to conduct a transaction. For example, people use AirBnB for short-term housing rentals and Uber for ride-sharing. The blockchain may enable peer-to-peer transactions without third parties allowing for the verification of personal and business reputation thereby being more reliable. In addition, the blockchain may eliminate the costs associated with intermediaries. MassRoots Blockchain is exploring how such technology can be applied to producers of cannabis and the dispensaries that purchase from them.

•	Smart Contracts. Blockchain may enable the development of contracts that are automatically executed when certain parameters are met. For example, a dispensary may be able to automatically order more supply of a particular strain when its inventory reaches a certain threshold. The smart contract has the potential to add efficiency to the supply chain and resource planning processes within the cannabis industry.

•	Seed-To-Sale Traceability. Distributed ledger technology provides a greater degree of reliability and accuracy on the metadata associated with products such as times, dates, locations and quantities, all of which have the potential to reduce friction in the cannabis market-place, save businesses valuable resources, and provide greater transparency to government regulators. According to an article published by Bloomberg Technology in November 2017, IBM is also exploring how blockchain can improve seed-to-sale traceability in the cannabis market. MassRoots Blockchain is exploring how this new technology can improve its point-of-sale system, MassRoots Retail.

•	Corporate Governance. Blockchain has the potential to make the validation and results of elections fully-transparent and immediately accessible online. MassRoots Blockchain is exploring how distributed-ledger technology may be applied to voting at stockholders’ meetings thereby providing stockholders with a greater degree of transparency and communication.

While we and MassRoots BlockChain are devoting development resources to exploring the feasibility of developing these solutions, there can be no assurances that we will be successful in implementing any of the foregoing solutions, that such solutions will be economically viable, or that it will result in the generation of revenue from such solutions.

We currently anticipate that we and/or MassRoots BlockChain will need to raise additional funds to continue to explore and develop potential uses and applications of our anticipated digital instruments and blockchain technology for our business and other businesses in the cannabis industry; however, no assurance can be given that additional financing will be available on terms favorable to us, or at all.

App/Play Store Issues, User Support and Similar Matters

On November 4, 2014, the MassRoots App was removed from Apple’s iOS App Store because the App Store changed its guidelines to prohibit the promotion of social cannabis applications. Although existing iOS Users were still able to access and use the MassRoots App, new users were prohibited from downloading our app. After correspondences with Apple, other cannabis companies and cannabis advocates, in February 2015 Apple advised us that it revised its enforcement guidelines to permit cannabis applications in the Apple App Store which restricted access to users located in the states where use of cannabis was permitted. On February 12, 2015, our application was reinstated to the Apple App Store and can now only be accessed by users in the states which permit the use of cannabis. Although our app has been reinstated to the Apple App Store, we cannot provide any assurance that Apple’s policy will not change in the future or that our application will not once again be removed from the Apple App Store.

The Apple App Store is one of the largest content distribution channels in the world and is the only way to effectively distribute software to the large percentage of the United States population who own iPhones and iPads. The Apple App Store review team effectively operates as our iOS App’s regulator; they decide what guidelines iOS apps must operate under and how to enforce such guidelines. The Apple guidelines related to cannabis-related apps are not published, enforcement of such guidelines is difficult to predict, and the review and appeal processes are conducted without public oversight. Although we will continue advocating for a more open and transparent Apple App Store review process that will allow decisions that affect a significant portion of the United States smartphone owning population to be open to public scrutiny, there can be no assurance that we will be successful in these efforts.

MassRoots, along with other cannabis apps, regularly encounter issues with the Google Play Store review team in the normal course of business due to Google Play Store’s absence of clear guidelines regarding cannabis-related apps. On November 8, 2016, the MassRoots App was removed from the Google Play Store due to a compliance review. However, on March 21, 2017, Google approved the MassRoots App for distribution to Android devices through the Google Play Store, making it available for download on the Google Play Store once again.

On December 1, 2016, MassRoots’ Android application received approval from the Amazon App Store for listing, and is currently available for download on the Amazon App Store.

Under their respective developer license agreements, Apple, Inc., Google, Inc. and Amazon.com, Inc. have the right to update the Apple App Store, Google Play Store and Amazon App Store policies, respectively, to prohibit cannabis-related applications at any time. This could result in many prospective users being unable to access and join our network and existing Users being unable to access our app.

Our activities outside of the application stores have also faced backlash and resistance due to our status as a cannabis-related company. For example, our Instagram account is followed by more than 450,000 users and we utilize this following to help expand our user-base. However, in a situation similar to the removal of our application from the Apple App Store, our Instagram account was suspended in January 2016 without notice or explanation. Our account was reinstated on February 26, 2016. While management believes that our platform is at the point where any potential suspensions effecting our Company will not affect our User growth, we expect to continue to face similar situations in the future that may cause disruptions to the execution of our business plan.

Market Conditions

MassRoots is poised to take advantage of two rapidly growing industries: cannabis and mobile technology.

Cannabis Market Growth and Current Trends

Since the MassRoots app first launched in July 2013, on January 4, 2018, Attorney General Jefferson B. Sessions, III issued a memo which rescinded the Cole Memo (as described below) which was adopted by the Obama administration as a policy of non-interference with marijuana-friendly state laws.

The Cole Memo

On August 29, 2013, Deputy Attorney General James Cole issued a memo (the “Cole Memo”) in response to certain states passing measures to legalize the medical and adult-use of cannabis. In the Cole Memo, the Department of Justice made clear that marijuana remains an illegal drug under the Controlled Substances Act and that federal prosecutors will continue to aggressively enforce the statute. The Department of Justice identified eight enforcement areas that federal prosecutors should prioritize. Outside of such enforcement priorities, the federal government has traditionally relied on state and local authorities to address marijuana activity. The Cole Memo established several basic guidelines by which state-legal cannabis businesses could operate to minimize the risk of intervention and enforcement by the Department of Justice. The guidelines focused on ensuring that cannabis did not cross state lines, keeping dispensaries away from schools and public facilities and strict-enforcement of state laws by regulatory agencies, among other priorities.

The Sessions Memo

On January 4, 2018, Attorney General Jefferson B. Sessions, III issued a memo (the “Sessions Memo”) on federal marijuana enforcement policy announcing a return to the rule of law and the rescission of previous nationwide guidance by the Department of Justice (including, but not limited to, the Cole Memo). In the memorandum, Attorney General Jefferson Sessions directs all U.S. attorneys to enforce the laws enacted by Congress and to follow the well-established principles when pursuing prosecutions related to marijuana activities. These principles include weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.

Guidance to Banks Relating to the Marijuana Industry

On February 14, 2014, the Department of Justice and the Department of Treasury issued guidance to banks about how to serve the marijuana industry without running afoul of federal regulations. Prior to such guidance, dispensaries were forced to operate on a cash basis, presenting significant security and accounting issues. Although banks have remained reluctant to work with marijuana businesses because of federal prohibition laws, this guidance was a major step in legitimizing and accepting the cannabis industry on a national level. In addition, the adoption of the Rohrabacher Farr Amendment (as discussed below) indicates some level of support in Congress for medicinal cannabis, even if its actual effect is still undetermined.

For additional information concerning the Cole Memo, the Sessions Member, the Rohrabacher-Farr Amendment and regulatory conditions, see the section entitled “Business – Government Regulation.”

Current States with Laws Permitting the Medical or Adult Use of Cannabis

According to CNN Money, recreational marijuana is legal in nine states and the District of Columbia and medical marijuana is legal in 30 states (CNN Money, The U.S. legal Marijuana Industry is Booming, http://money.cnn.com/2018/01/31/news/marijuana-state-of-the-union/index.html). The states which have enacted such laws are listed below the following map:

CNN Money, The U.S. legal Marijuana Industry is Booming, http://money.cnn.com/2018/01/31/news/marijuana-state-of-the-union/index.html; 17 States with Laws Specifically about Legal Cannabidiol (CBD), https://medicalmarijuana.procon.org/view.resource.php?resourceID=006473

State	Year Passed
1. Alaska*	1998
2. Arizona	2010
3. Arkansas	2016
4. California*	1996
5. Colorado*	2000
6. Connecticut	2012
7. District of Columbia*	2010
8. Delaware	2011
9. Florida	2016
10. Hawaii	2000
11. Illinois	2013
12. Louisiana	2015
13. Maine*	1999
14. Maryland	2014
15. Massachusetts*	2012
16. Michigan	2008
17. Minnesota	2014
18. Montana	2004
19. Nevada*	2000
20. New Hampshire	2013
21. New Jersey	2010
22. New Mexico	2007
23. New York	2014
24. North Dakota	2016
25. Pennsylvania	2016
26. Ohio	2016
27. Oregon*	1998
28. Rhode Island	2006
29. Vermont	2004
30. Washington*	1998
31. West Virginia	2017

* State has enacted laws permitting the adult use of cannabis, in addition to medical use.

(ProCon, 29 Legal Medical Marijuana States and DC, https://medicalmarijuana.procon.org/view.resource.php?resourceID=000881; CNN Money, The U.S. legal Marijuana Industry is Booming, http://money.cnn.com/2018/01/31/news/marijuana-state-of-the-union/index.html)

Public Support for Legalization Increasing

A Quinnipiac poll conducted in February 2017 found that 93% of the American people supported legalizing the medicinal use of cannabis, 59% supported legalizing the adult-use of cannabis and 71% of Americans were opposed to federal government interference with state marijuana programs. These statistics continue the trend over the past decade toward public support for cannabis.

Market Conditions that Could Limit Our Business

Cannabis is a Schedule I controlled substance under Federal law and, as such, there are several factors that could limit our business operations including, but not limited to:

·	The Federal government and many private employers prohibit drug use of any kind, including cannabis, even where it is permissible under state law. Random drug screenings and potential enforcement of such employment provisions may significantly reduce the size of the potential cannabis market;

·	Enforcement of Federal law prohibiting cannabis occurs randomly and often without notice. This could scare many potential investors away from cannabis-related investments and makes it difficult to make accurate market predictions;

·	On January 4, 2018, the Department of Justice issued the Sessions Memo announcing a return to the rule of law and the rescission of previous guidance documents. The Sessions Memo rescinded the Cole Memo. Although there is no guarantee that additional states will pass measures to legalize cannabis use under state law, the Sessions Memo may further deter states from passing such measures. Furthermore, irrespective of the Sessions Memo, in many states, public support of legalization initiatives may not maintain enough support to pass. This is especially true when a supermajority is needed to pass measures, like in Florida where a state constitutional amendment permitting medical cannabis has been proposed, but requires 60% approval to pass. Changes due to the Sessions Memo and in voters’ attitudes and turnout have the potential to slow or stop the cannabis legalization movement and potentially reverse recent cannabis legalization victories;

·	There has been some resistance and negativity as a result of recent cannabis legalization at the state level, especially as it relates to drugged driving. The lack of clearly defined and enforced laws at the state level has the potential to sway public opinion against marijuana legalization; and

·	In the event that the Federal government does not enforce the Federal law prohibiting cannabis, the legality of the state laws regarding the legalization of cannabis are being challenged through lawsuits. Lawsuits have been brought by private groups and local law enforcement officials. If these lawsuits are successful, state laws permitting cannabis sales may be overturned which will significantly reduce the size of the potential cannabis market and have a material adverse effect on our business.

Please see “Government Regulation” below for additional information.

Government Regulation

Marijuana is a categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. However, 30 states have passed state laws that permit doctors to recommend cannabis for medical-use and eight of those states and the District of Columbia have enacted laws that legalize the adult-use of cannabis for any reason (CNN Money, The U.S. legal Marijuana Industry is Booming, http://money.cnn.com/2018/01/31/news/marijuana-state-of-the-union/index.html). Because doctors are prohibited from prescribing a Schedule I controlled substance, the passage of a state medical marijuana does not necessarily guarantee the implementation of a regulated, commercial system through which patients can purchase cannabis products. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under certain state laws but in violation of Federal law.

Cole Memo

On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under certain state laws, so long as:

·	cannabis is not being distributed to minors and dispensaries are not located around schools and public buildings;

·	the proceeds from sales are not going to gangs, cartels or criminal enterprises;

·	cannabis grown in states where it is legal is not being diverted to other states;

·	cannabis-related businesses are not being used as a cover for sales of other illegal drugs or illegal activity;

·	there is not any violence or use of firearms in the cultivation and sale of marijuana;

·	there is strict enforcement of drugged-driving laws and adequate prevention of adverse health consequences; and

·	cannabis is not grown, used, or possessed on Federal properties.

The Cole Memo was a guide for United States attorneys and did not alter in any way the Department of Justice’s authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. As described below, as a result of the issuance of the Sessions Memo by the Department of Justice on January 4, 2018, the Cole memo was rescinded. Prior to the issuance of the Sessions Memo, we had implemented standard operating procedures and policies to ensure that we were operating in compliance with the Cole Memo. We cannot provide assurance that our actions were, are or will be in compliance with the Cole Memo, the Sessions Memo or any other laws or regulations that currently exist or may be amended or adopted in the future.

Pursuant to our currently existing Terms and Conditions:

·	Users must agree that they are located in a state where medical-use or adult-use of cannabis is legal;

·	Users must be of legal age to consume cannabis in their particular state (18 or 21 years old, depending on the state);

·	Users may only post content that is in compliance with their state’s laws;

·	Users may not solicit or distribute cannabis through MassRoots unless they are a licensed dispensary;

·	Posting of any of the following materials to MassRoots is prohibited and will result in account termination:

·                  Posting other drugs or substances, including prescription pain pills;

·                  Posting of any violence or threat of violence;

·                  Posting of any drugged-driving content; and

·                  Posting of any copyright-protected content.

We have implemented an aggressive content and account review program to ensure compliance with our Terms and Conditions. Users have the ability to report any status or account that is in violation of our Terms and Conditions and we encourage Users to do so as any illegal content jeopardizes the network for all our Users. When a status or account is reported, the post is automatically removed from the network until further review. A MassRoots employee then reviews the content within 24 hours and either approves it as in compliance within our Terms and Conditions or permanently deletes it and bans the User’s account.

In addition, as part of the agreement to allow our app to return to the Apple App Store, we implemented geographic restrictions to restrict new Users to our mobile apps to the District of Columbia and the 30 states in which the use of marijuana is permitted.

Our business plan includes allowing cannabis dispensaries to advertise on our network, which we believe could be deemed to be aiding and abetting illegal activities, a violation of Federal law. We continue to evaluate the effects of the Sessions Memo; however, we cannot provide assurance that we were, are or will be in compliance with the Cole Memo, the Sessions Memo or any other laws or regulations.

Rohrabacher-Farr Amendment

On December 16, 2014, H.R. 83 - Consolidated and Further Continuing Appropriations Act, 2015 was enacted and included a provision known as the “Rohrabacher-Farr Amendment” which states:

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

The Rohrabacher-Farr Amendment would appear to protect the right of the states to determine their own laws on medical cannabis use; however, the actual effects of the amendment are still unclear. The Rohrabacher-Farr Amendment did not remove the federal ban on medical cannabis and cannabis remains regulated as a Schedule I controlled substance. Further, the United States Department of Justice has interpreted the Rohrabacher-Farr Amendment as only preventing federal action that prevents states from creating and implementing cannabis laws - not against the individuals or businesses that actually carry out cannabis laws – and has continued to sporadically initiate enforcement actions against individuals or businesses participating in the cannabis industry despite such participation being legal under state law. Whether this interpretation is appropriate is still being litigated, and, while an initial district court decision has not supported the Department of Justice’s interpretation, such decision is currently under appellate review. In addition, no matter what the interpretation is adopted by the courts, there is no question that the Rohrabacher-Farr Amendment does not protect any party not in full compliance with state medicinal cannabis laws.

The Rohrabacher-Farr Amendment represents one of the first times in recent history that Congress has taken action indicating support of medical cannabis. The Rohrabacher Farr Amendment was renewed by Congress in 2015, 2016, 2017 and 2018 and is in effect until September 30, 2018.

Sessions Memo

On January 4, 2018, Attorney General Jefferson B. Sessions, III issued a memo on federal marijuana enforcement policy announcing a return to the rule of law and the rescission of previous nationwide guidance by the Department of Justice (including, but not limited to, the Cole Memo). In the memorandum, Attorney General Jefferson Sessions directs all U.S. attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to marijuana activities. These principles include weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. The effect of this memo is to shift federal policy from a hands-off approach adopted by the Obama administration to permitting federal prosecutors across the country to determine how to prioritize resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is legal.

While we do not directly harvest or distribute cannabis today, we still may be deemed to be violating federal law, or aiding and abetting the violation of Federal law and may be irreparably harmed by a change in enforcement by the federal or state governments.

Additional Government Regulations

We are subject to general business regulations and laws as well as Federal and state regulations and laws specifically governing the Internet and e-commerce. These regulations and laws cover among others, sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. Any noncompliance with the foregoing laws and regulations may harm our business and results of operations.

Competitors

We compete with other cannabis information platforms such as WeedMaps and Leafly, which provide information with respect to dispensary locations, strain information, and news relating to the cannabis industry. We believe our primary competitive advantage is the social functionality of our platform enables users to build an online personality and preferences and follow other Users with similar interests compared to other platforms such as WeedMaps and Leafly which utilize anonymous and non-personalized profiles.

Network effects may have an impact on our market share unlike some other companies which do not have positive network effects. For example, Google+ failed to obtain a dominant market share in desktop-based social networking because it was introduced after Facebook already dominated the market. Similarly, management believes that even if additional competitors to MassRoots were to emerge, Users would still utilize our services as we have a large and diverse community constantly providing up-to-date reviews and information and our platform provides customization of User profiles.

Intellectual Property

MASSROOTS is a federally registered trademark of MassRoots, and ODAVA is a state registered trademark of MassRoots. MassRoots has applied for the trademark “TOKE”.

Employees and Consultants

MassRoots has 5 full-time employees, two part-time employees, and one full-time independent contractor as of April 11, 2018.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. This Annual Report on Form 10-K contains the risks applicable to an investment in our securities. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. The occurrence of any of these known or unknown risks might cause you to lose all or part of your investment in the offered securities.

Risks Relating to Our Business and Industry

We have a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations.

We were incorporated in April 2013 and have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. We may sustain losses in the future as we implement our business plan. There can be no assurance that we will operate profitably.

Since we have a limited operating history, it is difficult for potential investors to evaluate our business.

Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive and evolving environment. Our business is dependent upon the implementation of our business plan. We may not be successful in implementing such plan and cannot guarantee that, if implemented, we will ultimately be able to attain profitability.

We will need to obtain additional financing to fund our operations.

We will need additional capital in the future to continue to execute our business plan. Therefore, we will be dependent upon additional capital in the form of either debt or equity to continue our operations. At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them. We may not be able to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms. If we cannot obtain the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

Cannabis remains illegal under Federal law.

Despite the development of a legal cannabis industry under the laws of certain states, these state laws legalizing medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. Although the prior administration determined that it was not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis, on January 4, 2018, the current administration issued the Sessions Memo announcing a return to the rule of law and the rescission of previous guidance documents. The Sessions Memo rescinds the Cole Memo which was adopted by the Obama administration as a policy of non-interference with marijuana-friendly state laws. The Sessions Memo shifts federal policy from a hands-off approach adopted by the Obama administration to permitting federal prosecutors across the country to decide how to prioritize resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is legal. There can be no assurance that federal prosecutors will not prosecute and dedicate resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is legal which may cause states to reconsider their legalization of marijuana which would have a detrimental effect on the marijuana industry. Any such change in state laws based upon the Sessions Memo and the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our stockholders.

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services and data that we provide to government regulators, dispensaries, cultivators and consumers. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Federal enforcement practices could change with respect to services provided to participants in the cannabis industry, which could adversely impact us. If the Federal government were to expend its resources on enforcement actions against service providers in the cannabis industry under guidance provided by the Sessions Memo, such actions could have a material adverse effect on our operations, our customers, or the sales of our products.

It is possible that due to the recent Sessions Memo our clients may discontinue the use of our services, our potential source of customers may be reduced and our revenues may decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use and advertise our products, which would be detrimental to the Company. We cannot predict the impact of the Sessions Memo at this time nor can we predict the nature of any future laws, regulations, interpretations or applications including the effect of such additional regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Our business is dependent on state laws pertaining to the cannabis industry.

Thirty states allow their citizens to use medical cannabis. In addition, the District of Columbia and eight states (Alaska, California, Colorado, the District of Columbia, Maine, Massachusetts, Nevada, Oregon and Washington) have legalized cannabis for adult use. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area including, but not limited to, the Sessions Memo. While there may be ample public support for legislative action, numerous factors impact the legislative process. For example, in November 2016, voters in Arizona rejected a ballot initiative that would have permitted the adult-use of cannabis. Further legalization attempts at the state level that create bad public policy could slow or stop further development of the cannabis industry. Any one of these or other factors could slow or halt use of cannabis, which would negatively impact our business.

New platform features or changes to existing platform features could fail to attract new users, retain existing users or generate revenue.

Our business strategy is dependent on our ability to develop platforms and features to attract new businesses and users, while retaining existing ones. Staffing changes, changes in user behavior or development of competing platforms may cause Users to switch to alternative platforms or decrease their use of our platform. To date, our compliance platform is only in its beginning stages and has not gained widespread market adoption. There is no guarantee that companies and dispensaries will use these features and we may fail to generate revenue. Additionally, any of the following events may cause decreased use of our platform:

·	Emergence of competing platforms and applications;

·	Inability to convince potential companies to join our platform;

·	Technical issues on certain platforms or in the cross-compatibility of multiple platforms;

·	Potential securities breaches around our data;

·	A rise in safety or privacy concerns; and

·	An increase in the level of spam or undesired content on the network.

We are highly dependent on the services of key executives, the loss of whom could materially harm our business and our strategic direction. If we lose key management or significant personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.

We are highly dependent on our management team, specifically our Chief Executive Officer, Isaac Dietrich. While we have an employment agreement with Isaac Dietrich, such employment agreement permits Mr. Dietrich to terminate such agreement upon notice. If we lose key employees, our business may suffer. Furthermore, our future success will also depend in part on the continued service of our key management personnel and our ability to identify, hire, and retain additional personnel. We do not carry “key-man” life insurance on the lives of our executive officer, employees or advisors. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

We will need to obtain additional financing to fund our operations.

We will need additional capital in the future to continue to execute our business plan. Therefore, we will be dependent upon additional capital in the form of either debt or equity to continue our operations. At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them. We may not be able to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms. If we cannot obtain the needed capital, we may not be able to become profitable and may have to curtail or cease our operations. Additional equity financing, if available, may be dilutive to the holders of our capital stock. Debt financing may involve significant cash payment obligations, covenants and financial ratios that may restrict our ability to operate and grow our business.

Our monetization strategy is dependent on many factors outside our control.

There is no guarantee that our efforts to monetize the MassRoots Retail platform will be successful. Furthermore, our competitors may introduce more advanced technologies that deliver a greater value proposition to cannabis related businesses in the future. For example, Google, MJ Freeway, LLC and BioTrackTHC, LLC may decide to introduce features similar to ours to their products, significantly increasing the competitive environment. In addition, dispensaries may not be able to accept credit or bank cards due to banking regulations, which could significantly increase the cost and time required for us to generate revenue. All these factors individually or collectively may preclude us from effectively monetizing our business which would have a material adverse effect on our financial condition and results of operation.

Changes in Amazon App Store, Apple App Store or Google Play Store policies could result in our mobile applications being de-listed. In addition, our third party service providers may decline to provide services due to their policies, or cease to provide services previously provided to us due to a change of policy.

On November 4, 2014, the MassRoots App was removed from Apple’s iOS App Store due to the Apple App Store review team changing their app enforcement guidelines to prohibit all social cannabis applications. After negotiation with Apple and the addition of certain restrictions, the MassRoots App returned to the Apple App Store in February 2015. Although Apple reversed its decision and included our app in the Apple App Store, we cannot provide any assurance that Apple’s policy will not change in the future or that our application will not once again be removed from the Apple App Store.

The Apple App Store is one of the largest content distribution channels in the world and management believes that it is the only way to effectively distribute our iOS application to users who own iPhones and iPads. The Apple App Store review team effectively operates as our iOS App’s regulator; they decide what guidelines iOS apps must operate under and how to enforce such guidelines. The Apple guidelines related to cannabis-related apps are not published, enforcement of such guidelines is difficult to predict, and the review and appeal processes are conducted without public oversight. Although we will continue advocating for a more open and transparent Apple App Store review process that will allow decisions that affect a significant portion of the United States smartphone owning population to be open to public scrutiny, there can be no assurance that we will be successful in these efforts.

MassRoots, along with other cannabis apps, regularly encounter issues with the Google Play Store review team in the normal course of business due to Google Play Store’s absence of clear guidelines regarding cannabis-related apps. In November 2016, the MassRoots App was removed from the Google Play Store due to a compliance review. However, on March 21, 2017, Google Play approved the MassRoots App for distribution to Android devices through the Google Play Store once again.

On December 1, 2016, MassRoots’ Android application received approval from the Amazon App Store for listing, and is currently available for download on the Amazon App Store.

In addition to challenges we face with respect to compliance with the Amazon App Store, Apple App Store and Google Play Store guidelines, service providers may refuse to provide services to us even if they previously provided such services due to our status as a cannabis related company. For example, in January 2016, after building a strong presence on Instagram and having previously used our Instagram account to grow our user count and highlight posts about our business, our account was suspended without warning by Instagram. While the account was reinstated on February 26, 2016, we cannot provide any assurance that our Instagram account will not be suspended in the future and if suspended that our account will be reinstated. Furthermore, we may face similar situations in the future with our other services providers that may cause disruptions to our business plan, all of which may have a material adverse effect on our business and financial condition.

Government actions or digital distribution platform restrictions could result in our products and services being unavailable in certain geographic regions which may harm our future growth.

Due to our connections to the cannabis industry, governments and government agencies could ban or cause our network or apps to become unavailable in certain regions and jurisdictions. This could greatly impair or prevent us from registering new users in affected areas and prevent current users from accessing our network. In addition, government action taken against our service providers or partners could cause our network to become unavailable for extended periods of time.

As discussed herein, as part of our agreement with Apple in connection with our application being returned to the Apple App Store, we agreed to limit registration of new members within our iOS application to the locations where cannabis is legally permitted (medicinally or recreationally) at the state level. This restriction prohibits users in several states and countries from accessing our network. Expansions of such policies by Apple, Google or Amazon may slow our user registration rate which may have a material adverse effect on our business and future prospects.

Failure to generate user growth or engagement could greatly harm our business model.

Our business model involves attracting users to our mobile application and linking their MassRoots account with their profile in MassRoots Retail. There is no guarantee that growth strategies used in the past will continue to bring new users to our network or that users will agree to link their MassRoots and MassRoots Retail profiles. Changes in relationships with our partners, contractors and businesses we retain to grow our network may result in significant increases in the cost to acquire new users. In addition, new users may fail to engage with our network to the same extent current users are engaging with our network resulting in decreased use of our network. Decreases in the size of our user base and/or decreased engagement on our network may impair our ability to generate revenue.

Failure to attract clients could greatly harm our ability to generate revenue.

Our ability to generate revenue is dependent on the continued growth of our platform. If we are unable to continue to grow our network or bring new clients to our network, our ability to generate revenue would be greatly compromised. There is no guarantee businesses will want to join our platform or that we will be able to generate revenue from our existing user base.

Historically, we have generated most of our revenue from advertising. The loss of clients or reduction in spending by advertisers may have a material adverse effect on our business.

Historically, we have generated most of our revenue from third parties advertising on our website. Some of our third party advertisers include cannabis companies, including regulated cannabis dispensaries, and mainstream brands such as Uber. As is common in the industry, our advertisers usually do not have long-term advertising commitments with us. It is possible that such advertisers may not continue to do business with us for several reasons including that they no longer believe that their advertisements on our website will generate a competitive return relative to other alternatives or in the alternative they may reduce the prices they are willing to pay to advertise their products and services on our website.

Our revenue could be adversely affected by a number of other factors including, but not limited to:

·	decreases in User engagement, including time spent on our website and mobile app;

·	our inability to improve our analytics and measurement solutions that demonstrate the value of our ads and other commercial content;

·	loss of market share to our competitors;

·	adverse legal developments relating to our business, including legislative and regulatory developments and developments in litigation, if any;

·	adverse media reports or other negative publicity involving us or other companies in our industry; and

·	the impact of macroeconomic conditions and conditions in the industry in general.

The occurrence of any of these or other factors could result in decreased traffic to our website which may result in less views of third party ads. If we are unable to generate traffic to our website and as a result third party advertisers no longer continue to do business with us, our business, financial conditions and results of operation may be materially affected.

User engagement and growth depends on software and device updates beyond our control.

Our mobile application and websites are currently available on multiple operating systems, including iOS and Android, across multiple different manufacturers, including Motorola, LG, Apple and Samsung and on thousands of devices. Changes to the device infrastructure or software updates on such devices could render our platforms and services useless or inoperable and require users to utilize our website rather than our mobile application which may result in decreased user engagement. Any decrease in user engagement may devalue our value proposition to third party advertisers who may no longer continue to do business with us which may have a material adverse effect on business, financial conditions and results of operation.

We may be unable to manage growth.

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we need to continuously:

·	Evaluate definitive business strategies, goals and objectives;

·	Maintain a system of management controls; and

·	Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed.

We may not be able to compete successfully with other established companies offering the same or similar services and, as a result, we may not achieve our projected revenue and user targets.

We compete with both start-up and established technology companies. Our competitors may have substantially greater financial, marketing and other resources than we do and may have been in business longer than we have or have greater name recognition and be better established in the technological or cannabis markets than we are. If we are unable to compete successfully with other businesses in our existing market, we may not achieve our projected revenue and/or user targets which may have a material adverse effect on our financial condition.

Expansion by our well-established competitors into the cannabis industry could prevent us from realizing anticipated growth in users and revenues.

Competitors in the social network space, such as Twitter and Facebook, have continued to expand their businesses in recent years into other social network markets. If they decided to expand their social networks into the cannabis community, this could harm the growth of our business and user base and cause our revenues to be lower than we expect. In addition, competitors in the point-of-sale and compliance software space, such as IQ Metrics, may continue to expand their businesses into the cannabis space which could harm the growth of our business and user base and cause our revenues to be lower than we expect.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as Federal and state regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services, and increase the cost of providing online services. These regulations and laws may cover sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations.

The failure to enforce and maintain our intellectual property rights could enable others to use trademarks used by our business which could adversely affect the value of the Company.

The success of our business depends on our continued ability to use our existing tradename in order to increase our brand awareness. As of the date hereof, MASSROOTS is a federally registered trademark owned by us, ODAVA is a state registered trademark owned by us and RETAIL is a state registered trademark of Odava, Inc. In addition, we have applied for the trademark “TOKE”. The unauthorized use or other misappropriation of any of the foregoing trademarks could diminish the value of our business which would have a material adverse effect on our financial condition and results of operation.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining insurance coverage for our business which may expose us to additional risk and financial liabilities.

Insurance that may otherwise be readily available, such as workers compensation, general liability, and directors and officers insurance, is more expensive and difficult for us to obtain because we are a service provider to companies in the cannabis industry. Although we currently maintain director’s and officer’s liability insurance there can be no assurance that we will be able to maintain such policy in the future or at costs that are affordable to us due to the nature of our business operations. If we are unable to maintain insurance related to our Company and business operations we will be exposed to additional risk and financial liabilities which may have a material adverse effect on our business and financial condition.

Participants in the cannabis industry may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Despite recent rules issued by the United States Department of the Treasury mitigating the risk to banks which do business with cannabis companies operating in compliance with applicable state laws, as well as recent guidance from the United States Department of Justice, banks remain wary of accepting funds from businesses in the cannabis industry. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry continue to have trouble establishing banking relationships. Although we currently have a bank account, our inability to open additional bank accounts or maintain our current account may make it difficult, if not impossible, for us, or some of our advertisers, to do business.

Our independent registered accounting firm has expressed concerns about our ability to continue as a going concern.

The report of our independent registered accounting firm expresses concern about our ability to continue as a going concern based on the absence of significant revenues, our significant losses from operations and our need for additional financing to fund all of our operations. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unknown. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our securities.

In the past we have experienced material weaknesses in our internal control over financial reporting, which if continued, could impair our financial condition.

As reported in our Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 and  2016 due to material weaknesses regarding our controls and procedures. The Company did not have sufficient segregation of duties to support its internal control over financial reporting. Due to our small size and limited resources, segregation of all conflicting duties has not always been possible and may not be economically feasible in the near term; however, we do expect to hire additional accounting personnel in the near future. We have and do endeavor to take appropriate and reasonable steps to make improvements to remediate these deficiencies. If we have continued material weaknesses in our internal financial reporting, our financial condition could be impaired or we may have to restate our financials, which could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the success of our business.

Risks Relating to our Common Stock

Due to our connection to the cannabis industry, there can be no assurance that our common stock will ever be approved for listing on a national securities exchange.

Currently, shares of our common stock are quoted on the OTCQB and are not traded or listed on any securities exchange. Even if we desire to have our shares listed on a national securities exchange, the fact that our network is associated with the use of cannabis, the legal status of which is uncertain at the state and Federal level, may make any efforts to become listed on a securities exchange more problematic. While we remain determined to work towards getting our securities listed on a national exchange, there can be no assurance that this will occur. As a result we may never develop an active trading market for our securities which may limit our investors’ ability to liquidate their investments.

The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including, but not limited to: our ability to execute our business plan; operating results below expectations; announcements regarding regulatory developments with respect to the cannabis industry; our issuance of additional securities, including debt or equity or a combination thereof, necessary to fund our operating expenses; announcements of technological innovations or new products by us or our competitors; and period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We are an "emerging growth company" within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

For as long as we remain an "emerging growth company", as defined in the Jumpstart (“JOBS”) Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act") and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these and other exemptions until we are no longer an "emerging growth company". In addition, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (2) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, and (4) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act (i.e., the first day of the fiscal year after we have (a) more than $700,000,000 in outstanding common equity held by our non-affiliates, measured each year on the last day of our second fiscal quarter, and (b) been public for at least 12 months).

Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company," which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock or warrants less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

You could lose all of your investment.

An investment in our securities is speculative and involves a high degree of risk. Potential investors should be aware that the value of an investment in the Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in the Company will fully reflect its underlying value. You could lose your entire investment.

Our management controls a large block of our common stock that will allow them to control us.

As of the date of this Annual Report, members of our management team beneficially own approximately 13.25% of our outstanding common stock. As a result, management may have the ability to control substantially all matters submitted to our stockholders for approval including:

·	election and removal of our directors;
·	amendment of our Certificate of Incorporation or Bylaws; and
·	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

In addition, management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Any additional investors will own a minority percentage of our common stock and will have minority voting rights.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and experience further dilution.

We are authorized to issue up to 200,000,000 shares of common stock, of which 153,944,886 shares of common stock are issued and outstanding as of April 11, 2018. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of stockholders. Consequently, our stockholders may experience further dilution in their ownership of our stock in the future, which could have an adverse effect on the trading market for our common stock.

Government regulation of the Internet, blockchain technology and cryptocurrency is evolving, and unfavorable changes could substantially harm us and our subsidiary.

We are subject to federal and state regulations and laws governing the Internet, blockchain technology and e-commerce. Existing and future laws and regulations may impede the growth of the Internet, blockchain technology and e-commerce and/or other online services, and may increase the cost of providing online services. Changes in regulations and laws may effect sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, intellectual property rights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. In addition, many governments and regulatory agencies have not established specific regulations pertaining to cryptocurrency markets or blockchain technology and no assurance can be given that such governments or regulatory authorities will not implement adverse changes to laws and regulations. Any such changes to federal and state regulations and laws may harm our and our subsidiary’s business and results of operations.

There are no assurances that we will be successful in developing blockchain-based solutions, that such solutions will be economically viable or that such solutions will be able to generate any revenue.

While we are devoting development resources to exploring the feasibility of developing block-chain based solutions, there can be no assurances that we will be successful in implementing such solutions, that they will be economically viable, or such solutions will generate any revenue.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

On February 1, 2018, we entered into a Membership Agreement with WeWork pursuant to which we will lease offices located at 2420 17th Street, Office 3118, Denver, Colorado 80202 effective as of February 2, 2018. The term of the agreement is for one month which shall automatically be renewed for successive one month terms unless terminated by either party. Pursuant to the terms of the Membership Agreement we will pay a fee of $1,360 per month for the leased premises.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since April 9, 2015, our common stock has been quoted on the OTCQB under the symbol “MSRT”. The market price of our common stock has been volatile.

The following table presents, for the periods indicated, the high and low sales prices of the Company’s common stock, and is based upon information provided by the OTC Markets. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	2017
	High	Low
First Quarter	$1.18	$0.77
Second Quarter	$0.949	$0.41
Third Quarter	$0.63	$0.30
Fourth Quarter	$0.67	$0.116

	2016
	High	Low
First Quarter	$1.54	$0.65
Second Quarter	$1.67	$0.66
Third Quarter	$0.85	$0.38
Fourth Quarter	$1.08	$0.40

Holders

As April 11, 2018, there were 170 stockholders of record per the Company’s transfer agency’s listing of stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer Company, located at 173 Keith Street, Suite 3, Warrenton, Virginia 20186.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	14,577,570	$0.76	0
Equity compensation plans not approved by security holders	—	—	—
Total	14,577,570	$0.76	0

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the section titled “Risk Factors”.

Overview

MassRoots was formed in April 2013 as a technology platform for the cannabis industry. Powered by more than one million registered Users, MassRoots enables consumers to rate cannabis products and strains based on their efficacy (i.e., effectiveness for treating ailments such as back-pain or epilepsy) and then presents this information in easy-to-use formats for consumers to make educated purchasing decisions at their local dispensary. Businesses are able to leverage MassRoots by strategically advertising to consumers based on their preferences and tendencies.

User Growth and Product Distribution Channels

The MassRoots app is distributed free-of-charge through the Apple App Store, the Google Play Marketplace and the Amazon App Store. The MassRoots network is also accessible through desktop and mobile web browsers by navigating to www.massroots.com. Our business and adverting portal can be accessed at www.massroots.com/dispensaries. Through this portal, companies can edit their profiles, distribute information to Users and view analytics such as impressions, views and clicks.

Competitors

We compete with other cannabis information platforms such as WeedMaps and Leafly, which provide information with respect to dispensary locations, strain information, and news relating to the cannabis industry. We believe our primary competitive advantage is the social functionality of our platform which enables users to build an online personality and preferences and follow other Users with similar interests compared to other platforms such as WeedMaps and Leafly which utilize anonymous and non-personalized profiles.

Network effects may have an impact on our market share unlike some others companies which do not have positive network effects. For example, Google+ failed to obtain a dominant market share in desktop-based social networking because it was introduced after Facebook already dominated the market. Similarly, management believes that even if additional competitors were to emerge, Users would still utilize our services because we have a large and diverse community constantly providing up-to-date reviews and information and our platform provides customization of User profiles.

Blockchain Technology

In December 2017, we formed MassRoots Blockchain Technologies, Inc., a wholly-owned subsidiary of MassRoots, to explore how blockchain technology may be utilized for identity management within the MassRoots network, elimination of intermediaries, smart contracts, seed-to-sale traceability and corporate governance.

Results Of Operations For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	For the Fiscal Year ended
	31-Dec-17	31-Dec-16	$ Change		% Change
Gross revenue	$319,242	$701,581		$(382,339)	(54.5)%

Operating expenses	37,123,202	14,303,960		22,819,242	159.5%

Loss from Operations	(36,803,960)	(13,602,379)		(23,201,581)	170.6%

Other Income /(Expense)	(7,585,609)	(4,427,745)		(3,157,864)	71.3%

Net Loss	($44,389,569)	($18,030,124)		($26,359,445)	146.20%

Net loss per share - basic and diluted	$(0.46)	$(0.34)	$	N/A	N	/A

Since inception on April 26, 2013, and during the year ended December 31, 2017, our business operations have been primarily focused developing our mobile applications, web platform and increasing our User-base.

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

For the year ended December 31, 2017, we generated $319,242 in total revenues, as compared to $701,581 for the year ended December 31, 2016, a decrease of $382,339. This decline is primarily related to prior management’s decision to make MassRoots’ dispensary finder, its main source of revenue, free for dispensaries to use with the goal of getting them to upgrade to premium features, which did not materialize.

Operating Expenses

Our cost of revenues decreased $179,797 during 2017, from $180,427 during fiscal year 2016 to $630 during fiscal year 2017. This decrease was mainly a result of lower sales and merchandise activity in 2017.

We incurred $960,239 in advertising expenses during fiscal year 2017, a decrease of $25,103 from $985,342 in fiscal year 2016. This decrease was mainly a result of less advertising activities in 2017.

We incurred a $3,796,991 impairment expense was associated with our acquisitions of Odava and Whaxy.

Payroll and related expenses increased $991,528 to $3,104,407 during fiscal year 2017 from $2,112,879 during fiscal year 2016. This increase was mainly a result of added personnel in 2017.

The Company is delinquent in filing its payroll taxes related to stock compensation awards. At December 31, 2017 and 2016, the Company has payroll tax liabilities, including interest and penalties, of approximately $1,599,489 and $0, respectively, due to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities. The Company expects to settle these liabilities by June 30, 2018.

Over the course of fiscal year 2017, we issued $22,107,949 in common stock, options and warrants issued for services, as compared to $7,380,431 during fiscal year 2016, an increase of $14,727,518. This increase was mainly a result of a combination of additional consultants added for our business development and higher valuation of our stock price during the first half of 2017.

MassRoots’ other general and administrative expenses increased to $5,164,438 during fiscal year 2017 from $3,644,881 in fiscal year 2016, an increase of $1,519,557. This increase was mainly attributed to the following:

·	Legal expenses increased during the year ended December 31, 2017 to $417,347 from $295,325 during the year ended December 31, 2016. This increase was primarily a result of additional costs associated with our acquisition of Odava and management changes that occurred during the fourth quarter of 2017.

·	Independent contractor expenses increased from $72,183 during fiscal year 2016 to $567,114 during fiscal year 2017 due to increased use of development-related independent contractors.

·	During fiscal year 2017, MassRoots incurred $2,121,287 in consulting and accounting related expenses as compared to $2,112,690 in fiscal year 2016. This increase was primarily caused by increased investor relations and other professionals in establishing a market for our common stock.

·	Travel and related expenses increased to $718,693 in fiscal year 2017 from $188,723 during the same period in 2016. Over the course of the year, the MassRoots’ team attended over 50 conferences and hundreds of meetings with cannabis related businesses that have built the relationships necessary for our Company to grow.

During the fiscal years ended 2017 and 2016, the Company incurred amortization of software costs of $389,059 and $0 respectively, related to our acquisition of Odava.

The combination of these increasing expenditures resulted in MassRoots’ total operating expenses growing to $37,123,202 in fiscal year 2017 compared to $14,303,960 in fiscal year 2016, an increase of $22,819,242.

Loss from Operations

MassRoots’ loss from operations increased $23,201,581 to $36,803,960 during fiscal year 2017, from $13,602,379 during fiscal year 2016.

Other Income (Expense)

During the fiscal years ended 2017 and 2016, the Company realized losses related to the fair value mark to market adjustments of its derivative liabilities of $7,000,835 and $581,912, respectively.

In addition, for fiscal year ended December 31, 2017 and 2016, the Company recognized a gain on sale of securities of $75,000 and $0, respectively.

During the fiscal years ended 2017 and 2016, interest expense decreased to $659,774 during fiscal year 2017 from $3,845,833 during fiscal year 2016, a decrease of $3,186,059. This decrease is mainly from a reduction in the interest charges relating to our convertible debt and the amortization of debt discounts. For the fiscal years ended 2017 and 2016, the Company recorded amortization of software costs of $389,059 and $0, respectively.

Net Loss

Our net loss increased $26,359,445 to $44,389,569 during fiscal year 2017, from $18,030,124 during fiscal year 2016.

Liquidity And Capital Resources

Net cash used in operations for the year ended December 31, 2017 and 2016 was $7,997,465 and $6,182,816, respectively. This increase was primarily caused by a widening net loss in the Company’s operations, an increase in the value of options issued to employees, and the costs associated with management changes in the fourth quarter of 2017.

Net cash used in investing activities for the year ended December 31, 2017 and 2016 was $314,833 and $83,750, respectively. These investing activities in 2017 were proceeds from sale of securities of $250,000 and $11,273 received in connection with the acquisitions of DDDigtal and Odava, net with the purchase of equipment, primarily computers, of $40,570, investment in CannaRegs, Inc. of $300,000, investment in DDDigital, LLC of $78,000 and equity investment in High Times Holdings Corporation of $100,002. For the year ended December 31, 2017, $57,534 was used to purchase office equipment.

Net cash provided by financing activities for the year ended December 31, 2017 and 2016 was $9,139,395 and $6,254,740, respectively. During the year ended December 31, 2017, these funds came mainly from warrant exercises amounting to $4,759,762, proceeds from sale of common stock of $2,676,644, proceeds from issuance of convertible debt of $942,500 and proceeds from related party advances of $770,000. Comparatively for the year ended December 31, 2016, the Company received proceeds from its March 2016 convertible debt offering and warrants of $1,420,000, for sale of common stock of $5,000,275 and option and warrant exercises of $1,158,494.

Capital Resources

As of December 31, 2017, we had cash on hand of $1,201,587 and as of December 31, 2017, there are warrants outstanding to purchase up to aggregate of 35,187,847 shares which, if all were exercised, would supply $14,564,834 in cash to the Company.

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

Fundraising

During the year ended December 31, 2017, we received approximately $4,759,762 proceeds from the exercise of our previously issued warrants.

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

On September 27, 2017, we received aggregate gross proceeds to the Company of $420,000 in connection with the sale to two investors of a right to receive digital instruments at a 50% discount, if the Company conducts a public sale of such digital instruments on or before November 30, 2017, which has since be extended to April 31, 2018. The $420,000 is included in amounts due in small loans at December 31, 2017.

From December 15 to December 29, 2017, the Company entered into separate subscription agreements with certain accredited investors pursuant to which it sold an aggregate of $1,478,644 of shares of common stock at $0.20 per share together with five-year warrants to purchase shares of common stock in an amount equal to 100% of the number of shares issued.

Required Capital Over the Next Fiscal Year

We do not believe MassRoots has sufficient capital to become cash-flow positive from operations. We expect to need to raise additional funds to continue to fund operations.

We prepared the accompanying consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund its operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

We depend upon our ability, and will continue to attempt, to secure equity and/or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our management has determined that there is substantial doubt about our ability to continue as a going concern within one year after the consolidated financial statements are issued.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASU”) 2017-04 (Topic 350), “Intangibles - Goodwill and Others” – Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. The Company is currently evaluating the effect that ASU 2017-04 will have on our consolidated financial statements and related disclosures.

FASB ASU 2017-01 (Topic 805), “Business Combinations: Clarifying the Definition of a Business” – Issued in January 2017, ASU 2017-01 revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for the Company in the first fiscal quarter of 2018 on a prospective basis, and early adoption is permitted. The Company does not expect the standard to have a material impact on our consolidated financial statements and related disclosures.

FASB ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” – Issued in August 2016, the amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, “Statement of Cash Flows”. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements and related disclosures.

FASB ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” – Issued in May 2014, ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net)”, which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” and 2016-12, “Narrow-Scope Improvements and Practical Expedients”, both of which provide additional clarification of certain provisions in Topic 606. These ASC updates are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. Early adoption is permitted only as of annual reporting periods after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company expects to apply the guidance using the modified retrospective transition method. The Company does not expect the adoption of ASU 2014-09 to have a material impact on the Company’s financial position or results of operations but will result in additional disclosures regarding the Company’s revenue recognition policies. The Company also does not expect the adoption of ASU 2014-09 will require material or significant changes to its internal controls over financial reporting. In connection with the application of that guidance and the adoption of ASU 2014-09, the Company expects that it will expand its revenue recognition inquiries and update its questionnaires primarily to identify matters that would signal variable consideration implications under the new guidance.

FASB ASU No. 2014-15, “Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements” - Issued August 2014,this update provides an explicit requirement for management to assess an entity's ability to continue as an ongoing concern, and to provide related footnote disclosures in certain circumstances.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has adopted this standard and included the necessary disclosures in the footnotes to our financial statements.

FASB ASU 2016-02, Leases (Topic 842) - ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

FASB ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” - The amendment is part of the FASB’s simplification initiative and is intended to simplify the accounting around share-based payment award transactions. The amendments include changing the recording of excess tax benefits from being recognized as a part of surplus capital to being charged directly to the income statement, changing the classification of excess tax benefits within the statement of cash flows, and allowing companies to account for forfeitures on an actual basis, as well as tax withholding changes. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this standard has not had a material impact on the Company’s financial position and results of operations.

FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) – Adopted in November 2016, this ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash and restricted cash equivalents. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2017 were not effective. Due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

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

Name	Age	Executive Position
Isaac Dietrich	26	Chief Executive Officer, Chairman and Director

Jesus Quintero	56	Chief Financial Officer

Charles Blum	79	Director

Cecil Kyte	46	Director

Graham Farrar	40	Director

Isaac Dietrich, Chief Executive Officer, Chairman of the Board and Director - Isaac Dietrich is the founder, largest shareholder, and has been a director of the Company since our inception. He also serves as Chief Executive Officer and Chairman of the Board effective as of December 13, 2017. In addition, he previously held the following positions with the Company: Chief Executive Officer (April 2013 – October 2017); Chairman of the Board of the Company (April 2013 – October 2017); and Chief Financial Officer (April 2013 – May 2014 and August 2017 – October 2017). In his various positions, Mr. Dietrich has been responsible for executing MassRoots’ strategic business development. Mr. Dietrich was the co-founder and majority shareholder of RoboCent.com from June 2012 where he helped scale the business until his buyout in December 2016. He has served as Chairman of 2Meet, Inc. since May 2017. He also founded Tidewater Campaign Solutions, LLC, a Virginia Beach-based political strategy firm that was retained by 30 political local and congressional campaigns and political action committees from January 2010 to December 2012. From February 2010 to December 2010, Mr. Dietrich served as Field Director for former Congressman E. Scott Rigell’s campaign. Mr. Dietrich is qualified to serve as a member of the Board because of his business management experience and his years of service with us in various executive capacities together with his knowledge of our Company and relevant experience in the cannabis industry.

Jesus Quintero, Chief Financial Officer - From January 2017 through December 2017 Jesus Quintero served as a financial consultant to several domestic and international companies including, but not limited to, Premier Radiology Services, ATR Wireless Inc. and GAM Distribution Corporation. From May 2014 until December 2016, Mr. Quintero served as Chief Financial Officer of the Company, and from January 2013 until October 2014, he served as Chief Financial Officer of Brazil Interactive Media. Mr. Quintero has held senior finance positions with Avnet Inc., Latin Node, Inc., Globetel Communications Corp and Telefonica of Spain and has extensive experience in public company reporting and SEC compliance matters. His prior experience also includes tenure with PricewaterhouseCoopers and Deloitte & Touch. Mr. Quintero received a B.S. in Accounting from St. John’s University and is a Certified Public Accountant in the State of New York.

Charles R. Blum, Director – Charles Blum has served as a director of MassRoots since December 2017. Mr. Blum served as President and Chief Executive Officer of QS Energy (formerly STWA, Inc.) from July 2007 to January 2009, and until June 2017 he served as a member of the Board of QS Energy. Mr. Blum spent 22 years as the President/CEO of the Specialty Equipment Market Association (“SEMA”). SEMA, a trade group representing 6,500 business members who are actively engaged in the manufacture and distribution of automotive parts and accessories. SEMA produces the world’s largest automotive aftermarket Trade Show which is held annually in Las Vegas, Nevada. Mr. Blum led the association as its members grew from a handful of small entrepreneurial companies into an industry membership that sells over 31 billion dollars of product at the retail level annually. Mr. Blum is qualified to serve as a member of the Board because he has a proven record of accomplishment as a senior executive.

Cecil Kyte, Director – Cecile Kyte has served as a director of MassRoots since December 2017. Mr. Kyte has served in various capacities at Rightscorp’s, including serving as Chief Executive Officer since June 2015, Chief Financial Officer since October 2016 and Chairman of the company’s board of directors since December 2015. Rightscorp’s mission is to support copyright holders’ abilities to litigate and monetize efforts aimed at piracy and peer to peer infringement on the internet. From 2007 to 2013, Mr. Kyte served as CEO and Chairman of Save The World Air, Inc., a California based publicly traded energy technology company. Under his stewardship, that company grew from roughly $10 million in market capitalization in 2007 to an excess of $350 million by 2013 and accessed roughly $40 million in equity based capital. From 2008 until 2013, Mr. Kyte served as Chief Executive Officer and Chairman of the Board of QS Energy (formerly STWA, Inc.). Additionally, having been a pilot for 30 years Mr. Kyte has served as an airline captain and flight instructor who is recognized and included in the prestigious FAA Airmen Certification database. This database recognizes pilots who have met or exceeded the high educational, licensing and medical standards established by the Federal Aviation Administration. Mr. Kyte received a Bachelor of Science Degree in Business Administration with emphasis in Accounting from California State University, Long Beach. Mr. Kyte is qualified to serve as a member of the Board because of his previous and current experience running a public company, as well as his educational requirements to hold such a position.

Graham Farrar, Director – Graham Farrar has served as Director of MassRoots since February 2018. He is the owner and founder of Elite Garden Wholesale, a business which provides supplies for the growth of hydroponic crops, since January 2016. In addition, since April 2016, Mr. Farrar has also served as the President of G&H Supply Company which is a licensed commercial cannabis grower. From March 2014 until October 2015, Mr. Farrar served as Chief Product Officer of iStoryTime Inc, and from April 2008 until March 2014 he served as the founder and owner of zukka, a company which published the iStoryTime library of narrated and interactive children’s books for iPhones, iPads, Kindles and Nooks. In addition, Mr. Farrar has served in various other capacities including, but not limited to: Senior Account Executive for Network Hardware Resale; Manager, World Wide Customer Support and Senior Manager Quality Assurance for Sonos Inc.; and Senior Manager Partner Sales Engineers and Manager, World Wide Technical Sales for Openwave Systems (previously Software.com). Furthermore, Mr. Farrar has served as Chair of Education Outreach Committee and a member of the board of Santa Barbara Bowl Foundation since January 2011 and August 2004, respectively. In addition, from January 2001 until May 2010, Mr. Farrar served as a member of the board of Heal the Ocean and from January 2000 until March 2007 he served as a member of the board of Seacology. Mr. Farrar is qualified to serve as a member of the Company’s Board because of his experience in the cannabis industry as well as his experience serving a member of the board of various organizations.

Family Relationships

There are no family relationships among our directors and executive officers.

Other Directorships

Other than as disclosed above, none of the directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

CORPORATE GOVERNANCE

Governance of Our Company

We seek to maintain high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our corporate governance guidelines and Code of Conduct and Ethics, together with our Certificate of Incorporation, Bylaws and the charters for each of our Board committees, form the basis for our corporate governance framework. We also are subject to certain provisions of the Sarbanes-Oxley Act and the rules and regulations of the SEC. The full text of the Code of Conduct and Ethics is available on our website at www.massroots.com/investors/governance and is also filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on April 1, 2015.

As described below, our Board has established three standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: The Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Our Board of Directors

Our Board currently consists of four members. The number of directors on our Board can be evaluated and amended by action of our Board.

Our Board has decided that it would judge the independence of its directors by the heightened standards established by the Nasdaq Stock Market, despite the Company not being subject to these standards at this time. Accordingly, the Board has determined that our three non-employee directors, Cecil Kyte, Graham Farrar and Charles R. Blum each meet the independence standards established by the Nasdaq Stock Market and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our Audit Committee and Compensation Committee. Our Board considers a director to be independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC.

Our Board believes its members collectively have the experience, qualifications, attributes and skills to effectively oversee the management of our Company, including a high degree of personal and professional integrity, an ability to exercise sound business judgment on a broad range of issues, sufficient experience and background to resolve the issues facing our Company, a willingness to devote the necessary time to their Board and committee duties, a commitment to representing the best interests of the Company and our stockholders and a dedication to enhancing stockholder value.

Risk Oversight. Our Board oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. Our Board performs this oversight role by using several different levels of review. In connection with its reviews of the operations and corporate functions of our Company, our Board addresses the primary risks associated with those operations and corporate functions. In addition, our Board reviews the risks associated with our Company’s business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies. Each of our Board committees also coordinates oversight of the management of our risk that falls within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. The Board is also provided with updates by the Chief Executive Officer and other executive officers of the Company on a regular basis.

Stockholder Communications. Although we do not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at 2420 17th Street, Office 3118, Denver, Colorado 80202, Attention: Legal. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate. Please note that the foregoing communication procedure does not apply to (i) stockholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.

Board Committees

On December 9, 2015, our Board designated the following three committees of the Board: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Audit Committee. Effective as of December 28, 2017, the Board appointed each of Cecil Kyte, Graham Farrar and Charles R. Blum as a member of the Audit Committee. Cecil Kyte is the Chairman of the Audit Committee. The Audit Committee is responsible for, among other things, overseeing the financial reporting and audit process and evaluating our internal controls over financial reporting. The Board has determined that Cecil Kyte is an “audit committee financial expert” serving on its Audit Committee. The Board has determined that each member of the Audit Committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the Audit Committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market. A copy of the Audit Committee Charter is available on our website at www.massroots.com/investors/governance.

Compensation Committee. Effective as of December 28, 2017, the Board appointed each of Cecil Kyte, Graham Farrar and Charles R. Blum as a member of the Compensation Committee. Cecil Kyte is the Chairman of the Compensation Committee. The Compensation Committee is responsible for, among other things, establishing and overseeing the Company’s executive and equity compensation programs, establishing performance goals and objectives, and evaluating performance against such goals and objectives. The Board has determined that each member of the Compensation Committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the Compensation Committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market. A copy of the Compensation Committee Charter is available on our website at www.massroots.com/investors/governance.

Nominating and Corporate Governance Committee. Effective as of December 28, 2017, the Board appointed each of Cecil Kyte, Graham Farrar and Charles R. Blum as a member of the Nominating and Corporate Governance Committee. Cecil Kyte is the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, identifying and recommending candidates to fill vacancies occurring between annual stockholder meetings and reviewing the Company’s policies and programs relating to matters of corporate citizenship, including public issues of significance to the Company and its stockholders. The Board has determined that each member of the Nominating and Corporate Governance Committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the Nominating and Corporate Governance Committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market. A copy of the Nominating and Corporate Governance Committee Charter is available on our website at www.massroots.com/investors/governance.

Changes in Nominating Procedures

None.

Section 16 Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our outstanding shares of common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership in our common stock and other equity securities. Such persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of copies of the reports received by us or written representations from certain Reporting Persons that no other reports were required, we believe that during the fiscal year ended December 31, 2017, all filing requirements applicable to the Reporting Persons were timely met except:

·	Steven Osborn, Charles Blum, Nathan Shelton and Cecil Kyte failed to file their initial Form 3 in a timely manner.
·	George Pullar failed to file his initial Form 3 and his Form 4 in a timely manner resulting in the failure to timely report one transaction.
·	Jesus Quinetero failed to file his Form 4 in a timely manner resulting in the failure to timely report one transaction.
·	Ean Seeb failed to file two Form 4s in a timely manner resulting in the failure to timely report two transactions.
·	Vincent Keber failed to file two Form 4s in a timely manner resulting in the failure to timely report two transactions.
·	Terence Fitch failed to file his Form 4 in a timely manner resulting in the failure to timely report one transaction.
·	Scott Kveton failed to file his Form 4 in a timely manner resulting in the failure to timely report one transaction.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our “named executive officers” for the 2017 fiscal year consisted of the following individuals:

Isaac Dietrich, Chief Executive Officer
Scott Kveton, former Chief Executive Officer Lance Galey, former Chief Technology Officer

No other executive officers earned over $100,000 during the previous fiscal year.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and our two most highly compensated executive officers (the “named executive officers”) at the end of our last fiscal year for all services rendered in all capacities to us during the years during which they served as executive officers. Where a named executive officer is also a director, all compensation related to such individuals position as an officer.

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards (1) $	Option Awards (1) $	Non-Equity Incentive Plan Compensation $	All Other Compensation $		Total $
Isaac Dietrich Chief Executive Officer, Director	2017 2016	96,971 107,917	$190,659 —	—	— —	— —	— —		287,630 107,917

Daniel Hunt former Chief Operating Officer (4)	2017 2016	94,222 104,377	— —	174,000(2) 178,000(2)	683,113(3) 777,195(3)(14)	— —	— —	951,335	1,059,572

Lance Galey former Chief Technology Officer (5)	2017 2016	117,742 10,000	— —	102,000(15) 204,000(15)	868,346(3)(13) 84,055(3)(13)	— —	— —		1,088,088 298,055

Scott Kveton former Chief Executive Officer (6)	2017 2016	33,692 —	— —	899,000(9) —	— —	— —	20,000 —		972,692 —

Steven Osborn former Chief Technology Officer (7)	2017 2016	57,442 —	— —	173,698(10) —	— —	— —	— —	—	231,140

George Robert Pullar former Chief Financial Officer (5)	2017 2016	96,769 —	— —	209,240(11) —	415,899(12) —	— —	100,000 —		821,908 —
(1)	These amounts are the aggregate fair value of the equity compensation incurred by the Company for payments to executives during the fiscal year. The aggregate fair value is computed in accordance with FASB ASC Topic 718. The fair market value was calculated using the Black-Scholes options pricing model. Assumptions underlying the valuation of each specific award are included in Note 9 of our Financial Statements included in this Annual Report on Form 10-K.
(2)	On December 14, 2015, the Company’s Compensation Committee approved the grant of 200,000 unvested restricted shares to Mr. Hunt. However, pursuant to the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), the grant would not occur until stockholder’s approved such plan, which occurred in January 2016 (as described further in the section below entitled “Our Equity Incentive Plans”). As such, this grant was included as compensation for Mr. Hunt in fiscal year 2016 and 2017. Upon Mr. Hunt’s resignation as Chief Operating Officer in July 2017, all stock awards were fully vested.

(3)	On December 19, 2016, the Company granted each to Mr. Hunt and Mr. Galey 1,000,000 options to purchase the Company’s common stock at $0.86 per share for ten years, vesting over the course of one year. In the second quarter of 2017, the Company’s Compensation Committee accelerated the vesting of these options such that the options vested immediately in full.
(4)	Resigned as Chief Operating Officer on July 9, 2017.
(5)	Resigned as Chief Technology Officer on July 22, 2017.
(6)	Appointed as Chief Executive Officer on October 16, 2017 and resigned on December 13, 2017.
(7)	Appointed as Chief Technology Officer on October 16, 2017 and resigned on January 8, 2018.
(8)	Appointed as Chief Financial Officer on December 21, 2016 and resigned on August 28, 2017.
(9)	On July 18, 2017 and July 19, 2017, the Company’s Compensation Committee approved the grant of 50,000 and 1,500,000 unvested restricted shares to Mr. Kveton, respectively. Upon Mr. Kveton resignation as Chief Executive Officer in December 2017, stock awards were fully vested.
(10)	On July 18, 2017 and July 19, 2017, the Company’s Compensation Committee approved the grant of 50,000 vested and 1,000,000 unvested restricted shares to Mr. Osborn, respectively. Upon Mr. Osborn resignation as Chief Technology Officer in January 2018, stock awards were fully vested.
(11)	On August 23, 2017, the Company’s Compensation Committee approved the grant of 250,000 and vested restricted shares to Mr. Pullar. On January 3, 2017, the Company’s Compensation Committee approved the grant of 100,000 unvested restricted shares to Mr. Pullar, which vested immediately upon his resignation in August 2017.
(12)	On December 21, 2017, the Company’s Compensation Committee approved the grant of 425,000 options to purchase shares of Common Stock including (i) 250,000 options to purchase shares of Common Stock vesting in one (1) year and (ii) up to 175,000 options to purchase shares of Common Stock, upon meeting specified EBITDA thresholds. Upon Mr. Pullar resigning from his position in August 2017, all options were vested.
(13)	On November 3, 2016, the Company’s Compensation Committee approved the grant of 600,000 options to purchase shares of Common Stock vesting over one year to Mr. Galey. In the second quarter of 2017, the Company’s Compensation Committee accelerated the vesting of these options such that the options vested immediately in full.
(14)	On December 10, 2015, the Company’s Compensation Committee approved the grant of 800,000 options to purchase shares of Common Stock vesting on the completion of certain milestones to Mr. Hunt. In the second quarter of 2017, the Company’s Compensation Committee accelerated the vesting of these options such that the options vested immediately in full.
(15)

On October 3, 2016, the Company’s Compensation Committee approved a grant of 600,000 shares of the Company's Common Stock to Mr. Galey, vesting as follows: (a) 300,000 shares on October 3, 2016 and (b) 50,000 shares on the first day of each month from November 2016 through April 2017.

Outstanding Equity Awards at December 31, 2017

The following table sets forth the equity awards our named executive officers had outstanding at December 31, 2017.

Option Awards
Name	Number of securities underlying unexercised options Exercisable		Number of securities underlying unexercised options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option exercise price	Option expiration date
Isaac Dietrich	—		—	—	$—	—
Daniel Hunt	100,000		—	—	$0.50	1/1/2025
	800,000	(1)	—		$1.00	12/14/2025
	1,000,000		—	—	$0.86	12/19/2026
Lance Galey	600,000		—	—	$0.53	10/3/2026
	1,000,000		—	—	$0.86	12/19/2026
George Robert Pullar	425,000	(2)	—	—	$0.86	1/1/2027

Steven Osborn	—	—	—	$—	—
Scott Kveton	—	—	—	$—	—

(1)	The options to purchase up to 800,000 shares of common stock were awarded pursuant to the 2015 Plan, which vest as follows: upon the Company reaching 2,500,000 registered Users, 200,000 options shall vest; upon the Company reaching $1,000,000 in cumulative revenue, 200,000 options shall vest; and, upon the Company reaching $2,500,000 in cumulative revenue, 200,000 options shall vest. In the second quarter of 2017, the Company’s Compensation Committee accelerated the vesting of these options to immediate.
(2)

The options to purchase up to 425,000 shares of common stock include (i) 250,000 options to purchase shares of common stock vesting in one year and (ii) up to 175,000 options to purchase shares of common stock, upon meeting specified earnings before interest, taxes, depreciation and amortization, or EBITDA, thresholds. Upon Mr. Pullar resigning from his position in August 2017, all options were vested.

Narrative Disclosure to Summary Compensation and Option Tables

Isaac Dietrich

Isaac Dietrich provides services to us as our Chief Executive Officer pursuant to an at-will agreement that provides that Mr. Dietrich would be paid an amount determined by the Company in accordance with the Company’s normal payroll procedures. From April 1, 2014 to March 31, 2015, Mr. Dietrich was paid a salary of $5,000 per month. From April 1, 2015 until March 31, 2016, Mr. Dietrich was paid a salary of $6,500 per month. From April 1, 2016 until September 30, 2016, Mr. Dietrich was paid a salary of $10,833 per month. From October 1, 2016 and thereafter, Mr. Dietrich was paid a salary of $7,917 per month. Mr. Dietrich did not receive any compensation related to his position as a director.

In December 2015, Mr. Dietrich started receiving health, vision and dental insurance. No retirement plan, life insurance or employee benefits program has been awarded to Mr. Dietrich and he serves at the direction of the Board.

Daniel Hunt

Daniel Hunt provided services to us as our Chief Operating Officer pursuant to an “at-will” agreement that became effective July 19, 2015. Pursuant to this agreement, Mr. Hunt received a salary of $78,000 per year and the agreement may be terminated by either party with or without cause with one month’s written notice. From January 1, 2015 until July 17, 2015, Mr. Hunt served as an at-will employee with a salary of $3,500 per month. From July 17, 2015 to March 31, 2016, Mr. Hunt was paid a salary of $6,500 per month. From April 1, 2016 until September 30, 2016, Mr. Hunt was paid a salary of $10,833 per month. From October 1, 2016 and thereafter, Mr. Hunt was paid a salary of $7,500 per month.

In addition, on January 1, 2015, the Company approved the issuance of 50,000 shares of common stock and options to purchase up to 100,000 shares of common stock at $0.50 per share pursuant to the Company’s 2014 Equity Incentive Plan to Mr. Hunt, which would vest over the period of one year on a monthly basis. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 2.17% risk-free interest, 0% dividend yield, 150% volatility, and expected term of 5.25 years.

On December 14, 2015, the Board approved a grant of options to purchase up to 800,000 shares of common stock at $1.00 per share to Mr. Hunt pursuant to the 2015 Plan, which vest as follows: upon the Company reaching 1,000,000 registered Users, 200,000 options shall vest; upon the Company reaching 2,500,000 registered Users, 200,000 options shall vest; upon the Company reaching $1,000,000 in cumulative revenue, 200,000 options shall vest; and, upon the Company reaching $2,500,000 in cumulative revenue, 200,000 options shall vest. The fair market value was calculated using the Black-Scholes options pricing model. Under this model, the fair market value of the 200,000 options that vest upon the Company reaching 1,000,000 register Users was calculated assuming approximately 2.23% risk-free interest, 0% dividend yield, 280% volatility, and expected term of 5.25 years. Upon Mr. Hunt resigning in July 2017, all options were vested. As of December 31, 2017, 800,000 options had vested.

On December 19, 2016, the Board approved a grant of options to purchase up to 1,000,000 shares of common stock at $0.86 per share to Mr. Hunt pursuant to the Company’s 2017 Equity Incentive Plan, which vest as follows: (i) 83,333 options on the first day of each of January, February, April, May, July, August, October and November of 2017; and (ii) 83,334 options on the first day of each of March, June, September and December of 2017. Because no options vested in fiscal year 2016, this grant will be included as compensation for Mr. Hunt in fiscal year 2017. Upon Mr. Hunt resigning in July 2017, all options were accelerated and fully vested. As of December 31, 2017, 1,000,000 options had vested.

Lance Galey

Lance Galey provided services to us as our Chief Technology Officer pursuant to an “at-will” agreement that became effective June 20, 2016.

On October 3, 2016, pursuant to the Company’s 2016 Equity Incentive Plan, the Board issued Mr. Galey a stock grant of 600,000 restricted shares of the Company’s common stock (the “Galey Stock Award”) and ten-year options to purchase up to 600,000 shares of the Company’s common stock with an exercise price of $0.51 (the “Galey Option Award”). The Galey Stock Award will vest as follows: (i) 300,000 shares will vest on October 3, 2016 and (i) 50,000 shares will vest on the first day of each month from November 2016 through April 2017. If the Company terminates the employment of Mr. Galey prior to the full vesting of the Galey Stock Award and Galey Option Award, or in the event of a change of control, merger, or similar event affecting the Company, all remaining unvested options and shares will vest immediately. Upon Mr. Galey resigning in July 2017, all options were vested. As of December 31, 2017, options to purchase up to 600,000 shares of common stock had vested.

On December 19, 2016, the Board approved a grant of unvested options to purchase up to 1,000,000 shares of common stock at $0.86 per share pursuant to the Company’s 2017 Equity Incentive Plan to Mr. Galey, which vest as follows: (i) 83,333 options on the first day of each of January, February, April, May, July, August, October and November of 2017; and (ii) 83,334 options on the first day of each of March, June, September and December of 2017. Because no options vested in fiscal year 2016, this grant will be included as compensation for Mr. Galey in fiscal year 2017. Upon Mr. Galey resigning in July 2017, all options were accelerated and fully vested. As of December 31, 217, 1,000,000 options had vested.

Compensation Adjustments

On March 29, 2016, our Board, upon the recommendation of the Company’s Compensation Committee, approved increases in the salary of Mr. Dietrich and Mr. Hunt, such that each would receive $10,833 per month for their services in their respective positions.

On October 5, 2016, our Board, upon the recommendation of the Company’s Compensation Committee, approved adjustments to several officers’ compensation packages. Specifically, in connection with the Board’s expense reduction initiatives, the Board approved (i) a decrease of the annual salary of the Company’s President and Chief Executive Officer, Isaac Dietrich, to $95,000 per year from $130,000 per year; (ii) a decrease of the annual salary of the Company’s Chief Operating Officer, Daniel Hunt, to $90,000 per year from $130,000 per year; and (iii) a decrease of the annual salary of the Company’s Chief Technology Officer, Lance Galey, to $60,000 per year from $150,000 per year.

In addition to the salary decrease, Mr. Galey agreed to waive $51,785 in salary which he had earned but deferred payment of in connection with the Board’s approval of the Galey Stock Award and the Galey Option Award.

Except Lance Galey, George Robert Pullar, Scott Kveton, and Daniel Hunt each of who’s awards were accelerated, at no time during the periods listed in the above tables, with respect to any named executive officers, was there:

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

Director Compensation

Our interested, employee director does not receive any additional compensation for his service as director.

The following table shows for the fiscal year ended December 31, 2017, certain information with respect to the compensation of all non-employee directors of the Company:

Name	Fees Earned or Paid in Cash	Stock Awards (1)		Option and Warrant Awards (1)		Total
Ean Seeb(2)(3)	$100,000	$-	(5)	$1,142,179	(3)(7)	$1,242,179
Vincent Keber(2)(3)	$100,000	$-	(5)	$1,142,179	(3)(7)	$1,242,179
Terence Fitch(2)	$100,000	$-	(5)	$1,236,487	(3)(7)	$1,336,487
Nathan Shelton(4)(6)	$-	$-		$-		$-
Cecil Kyte(4)	$15,000	$-		$-		$15,000
Charles Blum(4)	$-	$-		$-		$-

(1)	These amounts are the aggregate fair value of the equity compensation granted to our directors during the fiscal year. The fair value is computed in accordance with FASB ASC Topic 718. The fair market value was calculated using the Black-Scholes options pricing model. Assumptions underlying the valuation of each specific award are included in Note 9 of our Financial Statements included in this Annual Report on Form 10-K.
(2)	Messrs. Seeb, Keber and Fitch joined our Board on June 4, 2014, March 31, 2014 and December 9, 2015, respectively and resigned as members of the Board on December 12, 2017.
(3)	On December 19, 2016, the Company granted Messrs. Seeb Fitch and Keber ten-year options to acquire up to 1,000,000 shares of the Company’s common stock each at an exercise price of $0.86 per share and vesting monthly over one year. Upon resignation from the Board, these options vested immediately.
(4)	Messrs. Shelton, Kyte, and Blum joined our Board on December 12, 2017.
(5)	As discussed below, on July 26, 2017, the Board approved a grant of common stock of 500,000 shares to each of Messrs. Keber and Seeb and 750,000 shares to Mr. Fitch. These shares were rescinded upon their resignation on December 12, 2017.
(6)	Mr. Shelton resigned from our Board effective February 21, 2018.
(7)	As discussed below, on December 13, 2017, the Board approved an award of warrants to purchase up to 1,500,000 shares of common stock to Messrs. Keber and Seeb and warrants to purchase up to 1,850,000 shares of common stock to Mr. Fitch.

On December 19, 2016, the Board approved a grant of options to purchase up to 1,000,000 shares of common stock at $0.86 per share pursuant to the Company’s 2017 Equity Incentive Plan to each of Messrs. Seeb, Keber and Fitch which vest as follows for each such recipient: (i) 83,333 options on the first day of each of January, February, April, May, July, August, October and November of 2017; and (ii) 83,334 options on the first day of each of March, June, September and December of 2017. Because no options vested in fiscal year 2016, this grant will be included as compensation for Messrs. Seeb, Keber and Fitch in fiscal year 2017. These options immediately vested upon Messrs. Seeb, Keber and Fitch’s resignations on December 12, 2017.

On July 26, 2017, the Board approved a grant of common stock of 500,000 shares to each of Messrs. Keber and Seeb and 750,000 shares to Mr. Fitch. These shares were rescinded upon their resignation on December 12, 2017.

On December 13, 2017, the Board approved a grant of vested warrants to purchase up to 1,500,000 shares of common stock at $0.20 per share to each of Messrs. Seeb and Keber and warrants to purchase 1,850,000 shares of common stock at $0.20 per share to Mr. Fitch.

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

Our Equity Incentive Plans

Our stockholders approved our 2014 Equity Incentive Plan (“2014 Plan”) in June 2014, our 2015 2015 Plan in December 2015, our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016 and our 2017 Equity Incentive Plan (“2017 Plan”, and collectively, the “Plans”) in December 2016. The Plans are identical, except for number of shares reserved for issuance under each.

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

Plan Details

The following table and information below sets forth information as of December 31, 2017 on our Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2014 Equity Incentive Plan	1,685,792	$0.31	0
2015 Equity Incentive Plan	3,059,157	$0.94	0
2016 Equity Incentive Plan	1,971,771	$0.51	0
2017 Equity Incentive Plan	7,660,850	$0.87	0

Equity compensation plans not approved by security holders	—	—	—
Total	14,377,570	$0.76	0

Summary of the Plans

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

Plan Amendment or Termination

Our Board has the authority to amend, suspend, or terminate our Plans, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. The Plans will terminate ten years after the earlier of (i) the date the each Plan is adopted by the Board, or (ii) the date a Plan is approved by the stockholders, except that awards that are granted under the applicable Plan prior to its termination will continue to be administered under the terms of the that Plan until the awards terminate, expire or are exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, owns more than 5% of our Common Stock, (ii) each of our current directors and the named executive officer identified under the heading “Executive Compensation” and (iii) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days after April 11, 2018 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 153,944,886 shares of our Common Stock issued and outstanding on April 11, 2018. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after March 26, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the stockholders below is in care of MassRoots, Inc., 2420 17th Street, Office 3118, Denver, Colorado 80202.

	Number of Shares Beneficially Owned	Percentage Beneficially Owned

Directors and Named Executive Officers
Isaac Dietrich	17,738,831 (1)	11.52%
Charles R. Blum	500,000 (2)	*
Cecil Kyte	1,500,000 (3)	*
Graham Farrar	500,000 (4)	*
Jesus Quintero	320,000	*
All directors and named executive officers as a group (5 persons)	20,558,831	13.25%

(1) Includes 17,738,831 shares of common stock. Excludes warrants to purchase up to 85,000 shares of common stock . The forgoing warrants contains an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

(2) Includes (i) 250,000 shares of common stock and (ii) an option to purchase up to 250,000 shares of common stock .

(3) Includes (i) 750,000 shares of common stock and (ii) an option to purchase up to 750,000 shares of common stock .

(4) Includes (i) 250,000 shares of common stock and (ii) an option to purchase up to 250,000 shares of common stock .

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board approved formation of an Audit Committee in December 2015 which is comprised of three members of the Board.

As disclosed in our Form 8-K filed on January 21, 2016, we dismissed N.K.A. L&L CPAs, PA (formerly known as Bongiovanni & Associates, PA) (“L&L”) as our independent accountant on January 15, 2016, and engaged Liggett & Webb P.A. (“Liggett Webb”) to serve as our new independent accountant.

The following table sets forth the aggregate fees billed to us by Liggett Webb for the fiscal year ended December 31, 2016 and a portion of the fiscal year ended December 31, 2017.

	Liggett Webb
	2017	2016
Audit Fees	$72,500	$71,500
Audit-Related Fees	54,000	—
Tax Fees	—	—
Other Fees	—	2,500
Totals	$126,500	$74,000

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Liggett Webb for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or services that are normally provided by the registered independent accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2017 and 2016 were: $72,500 and $71,500, respectively.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by the registered independent accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1) for the fiscal years ending December 31, 2017 and 2016 were $54,000, and $0, respectively. Audit related fees primarily include fees due to the acquisition audits for FlowHub LLC., Odava, LLLC and DDDigtal LLC.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2017 and 2016 was $0 and $7,500, respectively.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2017 and 2016 were $0 and $2500.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(b) Exhibit Index

No.	Description
2.1	Plan of Reorganization, dated March 18, 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
2.2	Agreement and Plan of Merger between MassRoots, Inc. and Whaxy Inc. and DDDigtal Inc. and Zachary Marburger and the Stockholders of DDDigtal Inc., dated December 15, 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 16, 2016)
2.3	Agreement and Plan of Merger between MassRoots, Inc. and MassRoots Compliance Technology, Inc. and Odava, Inc. and Scott Kveton and the Stockholders of Odava, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 5, 2017)
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.3	Bylaws of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.4	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017)
4.1	Form of Common Stock Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.1+	2014 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.2+	2015 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016)
10.3	Form of Warrant dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.4	Form of Convertible Debenture Agreement dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.5	Form of Debenture Registration Rights Agreement dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.6	Form of Warrant dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.7	Form of Subscription Agreement from September 15, 2014 to the March 11, 2015 Private Placement (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016)
10.8	Form of Warrant in September 15, 2014 to March 11, 2015 Private Placement (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016)

10.9	Form of Subscription Agreement from April 1, 2015 through April 17, 2015 Private Placement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 17, 2015)
10.10	Form of Subscription Agreement from June 10, 2015 through July 13, 2015 Private Placement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2015)
10.11	Form of Warrant utilized by Service Providers (Incorporated by reference our Registration Statement on Form S-1 filed with the SEC on April 11, 2016)
10.12	Form of Subscription Agreement dated November 2015 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1/A filed with the SEC on October 7, 2015)
10.13	Form of Warrant dated November 2015 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1/A filed with the SEC on October 7, 2015)
10.14	Form of Note in dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.15	Form of Warrant dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.16	Form of Security Agreement dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.17	Form of Securities Purchase Agreement dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.18+	2016 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder. (Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2016)

10.19	2017 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Definitive Schedule 14C Information Statement filed with the SEC on December 9, 2016)
10.20	Form of Joinder Agreement to Agreement and Plan of Merger made by each stockholder of Odava, Inc. and agreed to and acknowledged by MassRoots, Inc. and MassRoots Compliance Technology, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 5, 2017)
10.21	Form of Subscription Agreement dated July 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.22	Form of Warrant dated July 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.23	Form of Note dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.24	Form of Warrant dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.25	Form of Securities Purchase Agreement dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.26	Form of Security Agreement dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.27	Form of Amended and Restated Simple Agreement for Future Tokens (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on February 14, 2017)
10.28	Form of Director Separation Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.29	Form of Warrant dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.30	Form of Mutual Release and Non-Disparagement Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.31	Form of Separation Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.32	Employment Agreement by and between the Company and Isaac Dietrich (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.33	Form of Warrant dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 28, 2017)
10.34	Form of Subscription Agreement dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 28, 2017)
10.35	CFO Services Agreement by and between the Company and Jesus Quintero (Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on January 22, 2018)
10.36	Form of Securities Purchase Agreement dated January 31, 2018 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2018)
10.37	Form of Warrant dated January 31, 2018 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2018)
10.38	Membership Agreement between the Company and WeWork (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 5, 2018)
10.39	Settlement and Lease Termination Agreement between the Company and Market Center Investors, LLC (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 5, 2018)

14.1	Code of Ethics of the Company (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 1, 2015)
22.1*	List of Subsidiaries
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document****
101.SCH**	XBRL Taxonomy Schema****
101.CAL**	XBRL Taxonomy Calculation Linkbase****
101.DEF**	XBRL Taxonomy Definition Linkbase****
101.LAB**	XBRL Taxonomy Label Linkbase****
101.PRE**	XBRL Taxonomy Presentation Linkbase****

* filed herewith.

** furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of April, 2018.

MASSROOTS, INC.
By:	/s/ Isaac Dietrich
Isaac Dietrich Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jesus Quintero
Jesus Quintero Chief Financial Officer (Principal Financial and Accounting Officer)

 Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Isaac Dietrich	Chief Executive Officer (Principal Executive Officer), Chairman of the Board of Directors	April 17, 2018
Isaac Dietrich

/s/ Jesus Quintero	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2018
Jesus Quintero

/s/ Charles R. Blum	Director	April 17, 2018
Charles R. Blum

/s/ Cecil Kyte	Director	April 17, 2018
Cecil Kyte

/s/ Graham Farrar		April 17, 2018
Graham Farrar	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MassRoots, Inc.

Denver, Colorado

We have audited the accompanying balance sheet of MassRoots, Inc. (the “Company”) as of December 31, 2016, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

New York, New York

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MassRoots, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MassRoots, Inc. and subsidiaries (The “Company”) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flow for the year ended December 31, 2017 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management,as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ RBSM LLP

We have served as the Company’s auditor since

2017.

Henderson, Nevada

April 17, 2018

MASSROOTS, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$1,201,587	$374,490
Accounts receivables	-	3,306
Prepaid expense	16,556	-
TOTAL CURRENT ASSETS	1,218,143	377,796

Property and equipment - net	55,146	77,322

OTHER ASSETS
Investments	403,249	235,000
Software Cost, net of amortization of $389,059 and $0	863,941	-
Deposits and other assets	33,502	33,502
Total Other Assets	1,300,692	268,502

TOTAL ASSETS	2,573,981	723,620

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	1,257,783	382,550
Accrued payroll and related	1.601,232	-
Advances	800,394	-
Deferred revenue	-	27,010
Convertible notes payable, net of debt discount of $248,009	796,991	-
Derivative liability	9,493,307	1,301,138
TOTAL CURRENT LIABILITIES	13,949,707	1,710,698

LONG-TERM LIABILITY
Convertible notes payable, long term	-	108,100
TOTAL LIABILITIES	13,949,707	1,818,798

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 112,165,839 and 71,908,370 shares issued and outstanding	112,166	71,908
Common stock to be issued, 12,572,500 and 1,740,000 shares, respectively	12,573	1,740
Additional paid in capital	63,315,749	28,693,819
Subscriptions receivable	(564,000)	-
Accumulated deficit	(74,252,214)	(29,862,645)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(11,375,726)	(1,095,178)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$2,573,981	$723,620

The accompanying notes are an integral part of these consolidated financial statements.

MASSROOTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016

REVENUES	$319,242	$701,581

OPERATING EXPENSES
Cost of revenues	630	180,427
Advertising	960,239	985,342
Impairment expense	3,796,991	-
Payroll and related expense	3,104,407	2,112,879
Payroll taxes related to stockbased compensation	1,599,489	-
Stock based compensation	22,107,949	7,380,431
Amortization of Software costs	389,059	-
Other general and administrative expenses	5,164,438	3,644,881
Total General and Administrative expenses	37,123,202	14,303,960

(LOSS) FROM OPERATIONS	(36,803,960)	(13,602,379)

OTHER INCOME (EXPENSE)
Loss on change in fair value of derivative liabilities	(7,000,835)	(581,912)
Gain on Sale of Securities	75,000	-
Interest Expense	(659,774)	(3,845,833)
Total Other Income (Expense)	(7,585,609)	(4,427,745)

Net Loss before Income Taxes	(44,389,569)	(18,030,124)

Provision for Income taxes (benefit)	-	-

NET (LOSS)	$(44,389,569)	$(18,030,124)

Net loss per common share-basic and diluted	$(0.46)	$(0.34)

Weighted average common shares outstanding-basic and diluted	97,213,230	53,151,429

The accompanying notes are an integral part of these consolidated financial statements.

MASSROOTS , INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common StocK		Common Stock to be Issued		Additional Paid	Subscriptions	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2015	46,939,965	$46,940	624,000	$624	$12,101,784	—	(11,832,521)	316,827

Common stock issued related to 2015 stock grants	624,000	624	(624,000)	(624)	—	—	—	—

Common stock issued for services	4,225,675	4,226	1,740,000	1,740	4,193,940	—	—	4,199,906

Common stock issued upon exercise of warrants for cash	5,242,393	5,242	—	—	1,128,252	—	—	1,133,494

Common stock issued upon exercise of options for cash	210,000	210	—	—	24,790	—	—	25,000

Common shares issued upon cashless exercise of warrants	639,051	639	—	—	(639)	—	—	—

Common shares issued upon cashless exercise of options	264,158	264	—	—	(264)	—	—	—

Sale of common stock	10,350,376	10,350	—	—	4,989,925	—	—	5,000,275

Common stock issued in settlement of convertible notes	3,108,229	3,108	—	—	1,356,783	—	—	1,359,891

Common stock issued for penalties related to convertible notes	304,523	305	—	—	163,316	—	—	163,621

Fair value of warrants issued for services rendered	—	—	—	—	68,369	—	—	68,369

Reclassify fair value of derivative liability to equity upon note payment and warrant exercise(s)	—	—	—	—	1,555,407	—	—	1,555,407

Fair valueof stock option issued for services	—	—	—	—	3,112,156	—	—	3,112,156

Net loss	—	—	—	—	—	—	(18,030,124)	(18,030,124)

Balance as of December 31, 2016	71,908,370	$71,908	1,740,000	$1,740	$28,693,819	$—	$(29,862,645)	$(1,095,178)

Common stock issued related to 2016 stock grants	1,740,000	1,740	(1,740,000)	(1,740)	—	—	—	—

Common stock issued for services	21,000,898	21,001	4,100,000	4,100	15,449,229	—	—	15,474,330

Common stock issued upon exercise of warrants for cash	7,033,041	7,033	12,500	13	4,752,716	—	—	4,759,762

Common shares issued upon cashless exercise of warrants	355,689	356	—	—	(356)	—	—	—

Common shares issued upon cashless exercise of options	436,011	436			(436)	—	—	—

Sale of common stock	2,434,000	2,434	10,210,000	10,210	2,224,130	(564,000)	—	1,672,774

Common stock issued in settlement of convertible notes	1,081,000	1,081	—	—	107,019	—	—	108,100

Common stock issued to acquire Odava Inc.	3,250,000	3,250	—	—	1,963,000	—	—	1,966,250

Common stock issued to acquire DDDigital Inc.	2,926,830	2,927	—	—	2,880,293	—	—	2,883,220

Common stock received from former Board members in exchange for warrants			(1,750,000)	(1,750)	813,738	—	—	811,988

Reclassify fair value of derivative liability to equity upon warrant exercise(s)	—	—	—	—	610,966	—	—	610,966

Fair value of repriced and vesting options	—	—	—	—	5,821,631	—	—	5,821,631

Net loss	—	—	—	—	—	—	(44,389,569)	(44,389,569)

Balance as of December 31, 2017	112,165,839	$112,166	12,572,500	$12,573	$63,315,749	$(564,000)	$(74,252,214)	$(11,375,726)

The accompanying notes are an integral part of these consolidated financial statements.

MASSROOTS, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	($44,389,569)	($18,030,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	416,253	19,451
Impairment expense	3,796,991	—
Stock based compensation	22,107,949	7,380,431
Amortization of debt discounts	652,921	1,549,669
Gain on sale of securities	(75,000)	—
Loss on sale of property and equipment	55,849	—
Payroll tax expense related to stock based compensation	1,599,489
Loss on change in Fair Value of derivative liability	7,000,835	581,912
Non cash interest	—	1,265,376
Penalties related to note maturity	—	763,872
Changes in operating assets and liabilities
Accounts receivables	6,889	36,194
Prepaid and other	(19,803)	12,938
Deferred revenue	(27,010)	27,010
Accounts payable and other liabilities	876,741	210,455
Net Cash used in operating activities	(7,997,465)	(6,182,816)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition of DDDigtal LLC	8,672	—
Cash acquired from acquition of Odava, LLC	2,601	—
Proceeds from sale of securities	250,000	—
Cash paid related to acquisition of Odava LLC	(40,570)	—
Purchase of equity investment	(100,002)	(23,750)
Purchase of convertible promissory note	(300,000)	—
Investment in DDDigital LLC	(78,000)	(60,000)
Purchase of equipment	(57,534)	—
Net Cash used in investing activities	(314,833)	(83,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note	942,500	1,420,000
Proceeds from common stock sales	2,676,644	5,000,275
Proceeds from exercise of warrants	4,759,762	1,133,494
Proceeds from exercise of options	—	25,000
Proceeds from advances	770,000	—
Repayment of loans	(9,511)	—
Repayment of convertible notes	—	(1,324,029)
Net cash provided by financing activities	9,139,395	6,254,740

NET INCREASE (DECREASE) IN CASH	827,097	(11,826)

Cash, beginning of period	374,490	386,316

Cash, end of period	$1,201,587	$374,490

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

F-8

Non cash investing and financing activities:
Common stock issued in settlement of debt	$108,100	$1,359,891
Common stock issued in payment of penalties related to notes payable	$—	$163,621
Common stock issued to acquire DDDigtal LLC	$2,883,220	$—
Net assets acquired from acquisition of DDDigtal LLC	$15,448	$—
Common stock issued to acquire Odava, LLC	$1,966,250	$—
Net assets acquired from acquisition of Odava, LLC	$2,601	$—
Reclassification of liability warrants from equity in connection with the sale of common stock	$1,003,870	$—
Reclassification of derivative liability to equity upon note prepayment(s)	$—	$1,555,407
Reclassification of derivative liability to equity upon warrant exercise(s)	$610,966	$—
Beneficial conversion feature relating to convertible note payable	$—	$945,596

See the accompanying notes to the consolidated financial statements.

F-9

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MassRoots, Inc. (“MassRoots” or the “Company”) has created a technology platform for the cannabis industry focused on enabling users to share their cannabis content, follow their favorite dispensaries, and stay connected with the legalization movement. The Company was incorporated in the State of Delaware on April 26, 2013.

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Our consolidated financial statements include the accounts of DDDigtal, Inc., Odava, Inc., and MassRoots Blockchain Technologies, Inc. All intercompany transactions were eliminated during consolidation.

Acquisitions

DDDigtal Inc.

On December 15, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whaxy Inc., a wholly-owned subsidiary of the Company (“Merger Subsidiary”), DDDigtal Inc., a Colorado corporation (“DDDigtal”), Zachary Marburger, an individual acting solely in his capacity as stockholder representative of DDDigtal, and all of the stockholders of DDDigtal. Pursuant to the Merger Agreement, the parties agreed to merge Merger Subsidiary with and into DDDigtal, whereby DDDigtal survived as a wholly-owned subsidiary of MassRoots (the “Merger”). The primary reason for this combination was the acquisition of DDDigtal’s menu management software, which has been integrated with MassRoots’ business portal to expand the services provided to our clients.

On January 25, 2017 (the “Effective Date”), the Merger became effective upon the filing of certificates of merger with the respective Secretary of State of the States of Delaware and Colorado, in such forms as required by, and executed in accordance with, the relevant provisions of the Delaware General Corporation Law and the Colorado Business Corporation Act.

Pursuant to the terms of the Merger Agreement, each share of DDDigtal’s common stock was exchanged such number of shares of the Company’s common stock (or a fraction thereof), based on an exchange ratio equal to approximately 5.273-for-1, such that 1 share of the Company’s common stock was issued for every 5.273 shares of DDDigtal’s common stock.

On the Effective Date, the Company issued an aggregate of 2,926,830 shares of the Company’s common stock on a pro rata basis to all stockholders of DDDigtal (the “Share Consideration”) in exchange for all of the outstanding shares of common stock of DDDigtal’s. In addition, on the Effective Date, each share of the common stock of Merger Subsidiary was exchanged for one share of common stock of DDDigtal, and all shares of DDDigtal common stock outstanding immediately prior to the Effective Date were automatically cancelled and retired. As of the Effective Date, DDDigtal continued as a surviving wholly-owned subsidiary of the Company, and the Merger Subsidiary ceased to exist.

Pursuant to the terms of the Merger Agreement, in December 2016, the Company paid each of Zachary Marburger and Micah Davidson $40,000 and $20,000, respectively, as repayment for outstanding debts owed by DDDigtal to such individuals.

As a condition to the closing of the Merger, the Company hired Zachary Marburger as its Vice President of Strategy, and engaged Micah Davidson as a Senior Software Engineer. As a condition of Mr. Marburger’s employment and pursuant to the terms of the Merger Agreement, the Company paid Mr. Marburger an additional $40,000 following the one-year anniversary of his employment with the Company.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

During management’s annual review of these assets, it was determined that the fair-market value of DDDigtal’s menu management software was $1,253,000 based upon projected cash-flows and valuations of comparable software services. This value will be amortized over an expected three-year useful life. The remaining $1,714,772 in goodwill was impaired and written-off in December 2017.

Pro forma Results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of DDDigtal had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

	Twelve months ended December 31, 2017	Twelve months ended December 31, 2016
Total revenues	$319,242	$740,264
Net loss	(44,389,569)	(18,193,082)
Basic and diluted net loss per common share	$(0.46)	$(0.34)

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Odava, Inc.

On July 5, 2017, the Company entered into an Agreement and Plan of Merger (the “July 2017 Merger Agreement”) with MassRoots Compliance Technology, Inc., a wholly-owned subsidiary of the Company (“MCT”), Odava, Inc., a Delaware corporation (“Odava”), and Scott Kveton, an individual acting solely in his capacity as a stockholder representative of Odava . Pursuant to the July 2017 Merger Agreement, the parties agreed to merge MCT with and into Odava, whereby Odava survived as a wholly-owned subsidiary of MassRoots (the “Odava Merger”). The primary reason for this combination was the acquisition of Whaxy’s point-of-sale software for dispensaries, which MassRoots planned to offer as an additional service to its clients.

On July 13, 2017 (the “Odava Merger Effective Date”), the Odava Merger became effective upon the filing of a certificate of merger with the Secretary of State of the State of Delaware, in the form as required by and executed in accordance with the relevant provisions of the Delaware General Corporation Law.

Pursuant to the terms of the July 2017 Merger Agreement, each share of Odava’s common stock was exchanged for such number of shares of MassRoots’ common stock (or a fraction thereof), based on an exchange ratio equal to approximately 4.069-for-1, such that one share of MassRoots’ common stock was issued for approximately every 4.069 shares of Odava’s common stock.

On the Odava Merger Effective Date, the Company issued an aggregate of 3,250,000 shares of common stock pro rata to all stockholders of Odava (the “Share Consideration”) in exchange for all of their shares of Odava’s common stock. In addition, on the Odava Merger Effective Date, shares of the common stock of MCT were converted into and exchanged for one share of common stock of Odava, and all shares of Odava common stock outstanding immediately prior to the Odava Merger Effective Date were automatically cancelled and retired. As of the Odava Merger Effective Datem Odava continued as a surviving wholly-owned subsidiary of Massroots, and MCT ceased to exist. In addition, the Company issued an aggregate of 2,600,000 shares of its common stock to the founders of Odava in connection with the Odava Merger. Furthermore, pursuant to the terms of the Odava Merger Agreement, the Company paid each of Scott Kveton and Steven Osborn $30,000 and $5,000, respectively, as repayment for outstanding debts owed by Odava to such individuals.

As a condition to the closing of the Odava Merger, the Company hired Scott Kveton as its new Director of Business Development, and Steven Osborn as its Principal Architect.

A summary of consideration is as follows:

Cash and costs incurred	$40,570
3,250,000 shares of the Company’s common stock	1,966,250
Total purchase price	$2,006,820

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

Cash	$2,601
Goodwill	2,004,219
Assets acquired	$2,006,820

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by management. As this software has never been monetized and market conditions have changed significantly since the acquisition, the value of this of this asset is significantly impaired and we have written off the $2,006,820 in goodwill associated with Odava.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

  Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Odava had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

	Twelve months ended December 31, 2017	Twelve months ended December 31, 2016
Total revenues	$319,242	$701,581
Net loss	(44,405,275)	(18,030,668)
Basic and diluted net loss per common share	$(0.46)	$(0.34)

The Company accounts for acquisitions in accordance with the provisions of Accounting Standards Codification (“ASC”) 805 Business Combinations (“ASC 805”). The Company assigns to all identifiable assets acquired a portion of the cost of the acquired company equal to the estimated fair value of such assets at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired as goodwill.

The Company recorded goodwill in the aggregate amount of $0 as a result of the acquisitions of DDDitgal and Odava during the year ended December 31, 2017.

The Company accounts for and reports acquired goodwill under ASC subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350”). In accordance with ASC 350-10, at least annually, the Company tests its intangible assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations. As this software has never been monetized and market conditions have changed significantly, the value of the Odava acquisition was deemed fully impaired and fully written-off as of December 31, 2017.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 2 –GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2017, the Company had cash of $1,201,587 and working capital deficit (current liabilities in excess of current assets) of $12,731,564. During the twelve months ended December 31, 2017, the Company used net cash in operating activities of $7,997,465. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

During the twelve months of 2017, the Company received $4,753,196, $950,000, $3,248,000 and $442,500 from the exercise of common stock warrants, proceeds from issuance of convertible notes, sale of common stock and proceeds from simple agreements for future tokens, respectively. The Company does not have cash sufficient to fund operations.

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

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MassRoots, Inc. and its wholly-owned operating subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include stock-based compensation, fair values relating to derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Fair Value of Financial Instruments

ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The Company follows ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2017, MassRoots was indebted to four debtor in secured convertible notes. The concentration of credit amongst these debtors make it likely they would wield significant influence over MassRoots and the disposition of assets in the event of a default.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. Repair and maintenance costs are expensed as occurred. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. As of December 31, 2017 and December 31, 2016, based upon the review of the outstanding accounts receivable, the Company has determined that an allowance for doubtful accounts is not required.

Revenue Recognition

The Company recognizes revenue when services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists;
(ii)	the services have been rendered and all required milestones achieved;
(iii)	the sales price is fixed and determinable; and
(iv)	collectability is reasonably assured.

The Company primarily generates revenue by charging businesses to advertise on the network. The Company has the ability to target advertisements directly to a clients’ target audience, based on their location, on their mobile devices. In cases where clients sign advertising contracts for an extended period of time, the Company only realizes revenue for services provided during that quarter and defers all other revenue to future periods .

Acquisitions and Subsidiaries

Subsidiaries are all entities over which MassRoots has the power to govern the financial and operating policies generally accompanying a shareholding of more than one half of the voting rights. The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether MassRoots controls another entity. Subsidiaries are fully consolidated from the date on which control is transferred to MassRoots.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The purchase method of accounting is used to account for the acquisition of subsidiaries by MassRoots. The cost of an acquisition is measured as the fair value of the assets transferred in consideration, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of acquisition over the fair value of the MassRoots’ share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the income statement.

Inter-company transactions, balances and unrealized gains on transactions between MassRoots’ companies are eliminated. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The company charged to operations $960,239 and $985,342, as advertising for the year ended December 31, 2017 and 2016, respectively.

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

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under ASC 480.

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s free-standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and sale of common stock, and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2017 using the applicable classification criteria enumerated under ASC 815 Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Intangible assets are stated at cost and reviewed annually to examine any impairments, usually assuming an estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the Chief Executive Officer, or decision-making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company’s core business.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The computation of basic and diluted income (loss) per share as of December 31, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31, 2017	December 31, 2016
Common stock issuable upon conversion of convertible debentures	6,147,059	1,081,000
Options to purchase common stock	14,377,570	14,824,158
Warrants to purchase common stock	35,187,847	15,488,056
Totals	55,712,476	31,393,214

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASU”) 2017-04 (Topic 350), “Intangibles - Goodwill and Others” – Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. The Company is currently evaluating the effect that ASU 2017-04 will have on our consolidated financial statements and related disclosures.

FASB ASU 2017-01 (Topic 805), “Business Combinations: Clarifying the Definition of a Business” – Issued in January 2017, ASU 2017-01 revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for the Company in the first fiscal quarter of 2018 on a prospective basis, and early adoption is permitted. The Company does not expect the standard to have a material impact on our consolidated financial statements and related disclosures.

FASB ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” – Issued in August 2016, the amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, “Statement of Cash Flows”. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements and related disclosures.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

FASB ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” – Issued in May 2014, ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net)”, which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” and 2016-12, “Narrow-Scope Improvements and Practical Expedients”, both of which provide additional clarification of certain provisions in Topic 606. These ASC updates are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. Early adoption is permitted only as of annual reporting periods after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company expects to apply the guidance using the modified retrospective transition method. The Company does not expect the adoption of ASU 2014-09 to have a material impact on the Company’s financial position or results of operations but will result in additional disclosures regarding the Company’s revenue recognition policies. The Company also does not expect the adoption of ASU 2014-09 will require material or significant changes to its internal controls over financial reporting. In connection with the application of that guidance and the adoption of ASU 2014-09, the Company expects that it will expand its revenue recognition inquiries and update its questionnaires primarily to identify matters that would signal variable consideration implications under the new guidance.

FASB ASU No. 2014-15, “Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements” - Issued August 2014,this update provides an explicit requirement for management to assess an entity's ability to continue as an ongoing concern, and to provide related footnote disclosures in certain circumstances.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has adopted this standard and included the necessary disclosures in the footnotes to our financial

FASB ASU 2016-02, Leases (Topic 842) - ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

FASB ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” - The amendment is part of the FASB’s simplification initiative and is intended to simplify the accounting around share-based payment award transactions. The amendments include changing the recording of excess tax benefits from being recognized as a part of surplus capital to being charged directly to the income statement, changing the classification of excess tax benefits within the statement of cash flows, and allowing companies to account for forfeitures on an actual basis, as well as tax withholding changes. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this standard has not had a material impact on the Company’s financial position and results of operations.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) – Adopted in November 2016, this ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash and restricted cash equivalents. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 – INVESTMENTS

In 2016, the Company paid a $60,000 acquisition deposit to acquire DDDigital, LLC.

As of December 31, 2017 and 2016, the carrying value of our investments in privately held companies totaled $403,249 and $175,000, respectively. These investments are accounted for as cost method investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities.

To facilitate the integration with dispensary point of sale systems, in 2015, the Company invested $175,000 in exchange for preferred shares of Flowhub LLC (“Flowhub”), a seed-to-sale system, equal to 8.95% of the then outstanding equity of Flowhub. The preferred shares are considered non-marketable securities. On May 12, 2017, the Company sold its preferred shares in Flowhub for net proceeds of $250,000. The gain on sale of securities of $75,000 was recorded in current period operations.

During the twelve months ended December 31, 2017, the Company acquired 23,810 shares of Class A common stock of Hightimes Holding Corp. for $100,002, or $4.20 per share. The acquired Class A common stock are considered non-marketable securities.

On July 13, 2017, the Company purchased an unsecured convertible promissory note in the principal amount of $300,000 from Cannaregs, Ltd, a Colorado limited liability company (“Cannaregs”). The note bears interest at a rate of 5% per annum and matures on at December 19, 2019. In the event Cannaregs consummates an equity financing in excess of $2,000,000 prior to the maturity date of the note, the outstanding principal and any accrued and unpaid interest automatically converts to equity securities of the same class or series issued by Cannaregs at the lesser of: a) 90% of the price paid per equity security or b) a price reflecting a valuation cap of $4,500,000.

On July 17, 2017, MassRoots converted this the note 430,622 shares of CannaRegs’ common stock, approximately 4.31% of CannaRegs’ issued and outstanding shares of December 31, 2017.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2017 and December 31, 2016 is summarized as follows:

	December 31, 2017	December 31, 2016
Computers	$55,244	$72,124
Office equipment	43,590	36,850
Subtotal	98,834	108,974
Less accumulated depreciation	(43,688)	(31,652)
Property and equipment, net	$55,146	$77,322

Depreciation expense for the fiscal years ended December 31, 2017 and 2016 was $27,194 and $19,451, respectively. The company incurred a loss on disposal of property and equipment of $55,848 and $0 for fiscal years December 31, 2017 and 2016, respectively.

NOTE 6 – SOFTWARE COSTS

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Cash (paid in December 2016)	$60,000
2,926,830 shares of the Company’s common stock	2,883,220
Liabilities assumed	40,140
Total purchase price	$2,983,360

Cash	$8,672
Accounts receivable	3,583
Property and equipment	3,333

Software	1,253,000	(1)

Goodwill	1,714,772

Assets acquired	$2,983,360

(1)	The estimated useful life for Software development is assumed at 3 years. The acquisition was completed in January 2017, however the allocation of proceeds to identifiable assets was recognized during fourth quarter. Initially the recording of acquisition was as disclosed in Note 1.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On March 24, 2014, the Company issued convertible debentures to certain accredited investors in the aggregate principal amount of $269,100. The debentures originally matured on March 24, 2016 and accrue no interest. The debentures are convertible into shares of the Company’s common stock at $0.10 per share. In March 2016, the debentures were amended to extend the maturity date to March 24, 2018. In 2016, the Company issued an aggregate of 1,010,000 shares of its common stock in settlement of $101,000 of outstanding debentures and during the twelve months ended December 31, 2017, the Company issued an aggregate of 1,081,000 shares of its common stock in settlement of $108,100 of outstanding debentures. As of December 31, 2017 and December 31, 2016, the aggregate carrying value of the debentures was $0 and $108,100, net of debt discounts of $0, respectively.

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

On August 17, 2017, the Company issued secured convertible notes to certain accredited investors in the aggregate principal amount of $1,045,000. The notes mature on February 18, 2018 and accrue no interest. Net proceeds received were $942,500 after deduction of legal and other fees. If the Company exercises its right to prepay the notes, the Company shall make payment to the investors in an amount equal to the sum of the then outstanding principal amount of the notes that the Company desires to prepay, multiplied by (a) 1.1, during the first ninety (90) days after the execution of the note, or (b) 1.25, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) $0.75 and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the notes; provided, however, if any part of the principal amount of the notes remains unpaid at its maturity date, the conversion price will be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date.

In connection with the issuance of the notes, the Company and the investors also entered into a security agreement pursuant to which the notes are secured by all of the assets of the Company currently held or thereafter acquired.

In connection with the issuance of the notes, the Company issued five-year warrants to purchase an aggregate of 2,090,000 shares of Company’s common stock with an initial exercise price of $0.50. The warrants contain certain anti-dilutive (reset) provisions.

On August 17, 2017, upon issuance of the secured convertible notes and warrants, the Company determined that the features associated with the embedded conversion option and reset provisions embedded in the issued warrants, in the form of a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

During the twelve months ended December 31, 2017, the Company amortized $654,774 of debt discounts to current period interest.

NOTE 8 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

The Company identified conversion features embedded within convertible debt and certain warrants outstanding during the twelve months ended December 31, 2017 and December 31, 2016. The Company has determined that the features associated with the embedded conversion option and exercise prices, in the form of ratchet provisions, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

On March 17, 2016, upon issuance of the secured convertible debentures, the Company determined that the features associated with the embedded conversion option and reset provisions embedded in the issued warrants, in the form of a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. At the date of inception, the Company estimated the fair value of the embedded derivatives of $1,769,121 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 112.29%, (3) weighted average risk-free interest rate of 0.47% to 1.04% (4) expected life of 0.05 to 5.00 years, and (5) estimated fair value of the Company’s common stock of $1.04 per share. The estimated fair value of the embedded derivative of $1,769,121 was charged to debt discount up to the net proceeds of $1,420,000 and amortized over the term of the debenture with the excess charged to current period interest.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On September 14, 2016, upon the maturity of certain secured convertible debentures (see Note 7), the embedded conversion terms changed. As such, the Company estimated the fair value of the change in the embedded derivative of $951,254 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 106.24%, (3) weighted average risk-free interest rate of 0.30%, (4) expected life of three months, and (5) estimated fair value of the Company’s common stock of $0.51 per share. The estimated fair value of the embedded derivative of $951,254 was charged to current period interest.

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

On January 4, 2017, warrant holders exercised outstanding warrants to purchase an aggregate of 682,668 shares of the Company’s common stock, and as such the Company transferred to estimated fair value of the embedded derivatives $610,967 from liability to equity. The Company estimated the fair value at the time of exercise using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 110.13%, (3) weighted average risk-free interest rate of 1.94%, (4) expected life of 4.20 years, and (5) estimated fair value of the Company’s common stock of $1.07 per share.

On July 21, 2017, upon issuance of the warrants in connection with the sale of common stock, the Company determined that the features associated with the reset provisions embedded in the issued warrants, in the form of a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. The Company estimated the fair value of the embedded derivatives of $1,003,870 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 103.46%, (3) weighted average risk-free interest rate of 1.81% (4) expected life of 5.00 years, and (5) estimated fair value of the Company’s common stock of $0.5687 per share. The estimated fair value of the embedded derivative of $1,003,870 was reclassified from equity at the date of issuance.

On August 17, 2017, upon issuance of the secured convertible notes and warrants, the Company determined that the features associated with the embedded conversion option and reset provisions embedded in the issued notes and warrants, in the form of a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

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

On December 31, 2017, the Company estimated the fair value of the embedded derivatives of $9,493,307 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 108.44%, (3) weighted average risk-free interest rate of 1.28% to 2.20%, (4) expected life of 0.13 to 4.65 years, and (5) estimated fair value of the Company’s common stock of $0.601 per share.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

As of December 31, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of December 31, 2017 and December 31, 2016:

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$9,493,307	$-	$ -	$9,493,307

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,301,138	$-	$ -	$1,301,138

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended December 31, 2017:

Balance, January 1, 2016	—
Transfers in to Level 3:	2,720,375
Transfers out due to conversions and payoffs	(2,001,149)
Mark to market to December 31, 2016	581,912
Balance, December 31, 2016	$1,301,138
Loss on change in warrant and derivative liabilities for the year ended December 31, 2016	$(581,912)

Balance, January 1, 2017	$1,301,138
Transfers in due to issuance of liability warrants in connection with sale of common stock	1,003,870
Transfers in due to issuance of convertible notes and warrants with embedded conversion and
reset options	798,431
Transfers out due to warrant exercise	(610,967)
Mark to market to December 31, 2017	7,000,835
Balance, December 31, 2017	$9,493,307
Loss on change in warrant liabilities for the twelve months ended December 31, 2017	$(7,000,835)

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 9 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 21 shares of Series A Preferred Stock, par value $1.00 per share. Each share of Series A Preferred Stock is convertible into one share of common stock and may vote with holders of common stock on an as converted basis. As of December 31, 2017 and December 31, 2016, there were no shares of Series A Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2017, there were 112,165,839 shares of common stock issued and outstanding and 12,572,500 shares of common stock to be issued under the Company’s 2017 Employee Stock Option Plan. As of December 31, 2016, there were 71,908,370 shares of common stock issued and outstanding and 1,740,000 shares of common stock to be issued under the Company’s 2015 Employee Stock Option Plan.

The following common stock transactions were recorded during the years ended December 31, 2017 and 2016:

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

During the year ended December 31, 2016, the Company issued an aggregate of 10,350,376 shares of its common stock for net sales proceeds of $5,000,275.

During the year ended December 31, 2016, the Company issued an aggregate of 3,108,229 shares of its common stock in settlement of $1,359,891 secured convertible debentures (see Note 7).

During the year ended December 31, 2016, the Company issued an aggregate of 304,523 shares of its common stock in payment of penalties relating to secured convertible debentures of $163,621 (see Note 7).

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

During the year ended December 31, 2017, the Company issued an aggregate of 22,740,898 shares of its common stock for services valued at $15,474,330.

During the year ended December 31, 2017, the Company sold an aggregate of 2,434,000 shares of its common stock and warrants to purchase shares of common stock for net proceeds of $2,676,444.

During the year ended December 31, 2017, the Company issued an aggregate of 436,011 shares for its common stock upon the cashless exercise of common stock options.

During the year ended December 31, 2017, the Company issued an aggregate of 355,689 shares of its common stock for the cashless exercise of common stock warrants.

During the year ended December 31, 2017, the Company issued an aggregate of 1,081,000 shares of its common stock in settlement of $108,100 of convertible debt.

During the year ended December 31, 2017, the Company issued an aggregate of 7,033,041 shares of its common stock upon the exercise of common stock warrants for net proceeds of $4,759,762.

During the year ended December 31, 2017, the Company issued an aggregate of 2,926,830 shares of its common stock to acquire DDDigtal (Note 1).

During the year ended December 31, 2017, the Company issued an aggregate of 3,250,000 shares of its common stock to acquire Odava (Note 1).

During the year ended December 31, 2017, three former board members agreed to surrender an aggregate of 1,750,000 shares of the Company’s common stock in exchange for five-year warrants to purchase up to 4,850,000 shares of the Company’s common stock at an exercise price of $0.20 per share. As a result of the exchange in equity, the Company recorded stock-based compensation of $811,988.

NOTE 10 WARRANTS

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

On March 24, 2016, in connection with the issuance of convertible notes, the Company granted to the same investors five-year warrants to purchase an aggregate of 1,514,669 shares of the Company’s common stock at $1.00 per share. The warrants may be exercised any time after the issuance through and including the fifth (5th) anniversary of its original issuance. The warrants have a fair market value of $910,596. The fair market value was calculated using the Binomial Option Pricing Model, assuming approximately 0.47% risk-free interest, 0% dividend yield, 112.3% volatility, and expected life of five years. In August 2016, upon the sale of the Company’s common stock, the Company issued an additional 1,514,669 warrants to purchase the Company’s common stock at $0.50 per share, exercisable through March 14, 2021. The exercise price of the previously issued 1,514,669 warrants issued in connection with the debt was reset from $1.00 per share to $0.50. As of December 31, 2017, the price protection provision in the warrants had expired and there were 836,670 outstanding.

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

In July 2017, upon the sale of the Company’s common stock, the Company issue an additional 2,394,000 to purchase the Company’s common stock at $0.65 per share, exercisable through July 24, 2022. These warrants contain certain anti-dilutive (reset) provisions (See Note 8).

In August and September 2017, in connection with the issuance of convertible notes, the Company granted to the same investors five-year warrants to purchase an aggregate of 2,090,000 shares of the Company’s common stock at $0.50 per share. The warrants may be exercised any time after the issuance through and including the fifth (5th) anniversary of its original issuance. The warrants have a fair market value of $715,432. The fair market value was calculated using the Binomial Option Pricing Model, assuming approximately 0.47% risk-free interest, 0% dividend yield, 102.73% volatility, and expected life of five years. These warrants contain certain anti-dilutive (reset) provisions (See Note 8).

In December 2017, the Company issued warrants to purchase 4,850,000 shares of common stock at $0.20 per share to former Directors of the Company. The estimated fair value of $1,450,737 was charged to current period operations. The fair market value was calculated using the Black Scholes Option Pricing Model, assuming approximately 2.18% risk-free interest, 0% dividend yield, 223,02% volatility, and expected life of 5 years.

In December 2017, upon the sale of the Company’s common stock, the Company issue an additional 10,250,000 to purchase the Company’s common stock at $0.40 per share, exercisable through December 31, 2022.

In December 2017, upon the sale of the Company’s common stock, the Company issued an additional 8,521,000 warrants to purchase the Company’s common stock at $0.20 per share, exercisable through December 31, 2022. The exercise price of the previously issued 4,484,000 warrants issued in connection with the July 2017 common stock sale and August and September convertible debt was reset from $0.65 and $0.50 per share, respectively, to $0.20. These warrants contain certain anti-dilutive (reset) provisions (See Note 8).

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Warrants outstanding and exercisable at December 31, 2017 are as follows:

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.20	17,855,500	4.69	17,855,500
0.40	10,250,000	4.84	10,250,000
0.50	936,670	2.25	936,670
0.60	50,000	2.25	50,000
0.83	100,000	3.10	100,000
0.90	5,070,002	1.63	5,070,002
1.00	372,000	0.25	372,000
1.06	146,200	0.98	146,200
3.00	407,475	0.86	407,475
	35,187,847		35,187,847

A summary of the warrant activity for the twelve months ended December 31, 2017 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2016	9,018,609	$0.42	2.26	$6,857,509
Grants	13,164,340	0.72	2.51
Exercised	(6,734,893)	0.25
Forfeited/Cancelled	-
Outstanding at December 31, 2016	15,448,056	$0.81	2.4	$4,225,936
Grants	28,105,500	0.27	4.2	-
Exercised	(7,728,209)	0.68
Forfeited/Cancelled	(637,500)	0.62
Outstanding at December 31, 2017	35,187,847	$0.41	2.3	$9,314,959

Vested and expected to vest at December 31, 2017	35,187,847	$0.41	2.3	$9,314,959
Exercisable at December 31, 2017	35,187,847	$0.41	2.3	$9,314,959

The aggregate intrinsic value outstanding stock warrants was $6,481,984, based on warrants with an exercise price less than the Company’s stock price of $0.601 as of December 31, 2017, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

On July 21, 2017, upon the sale of the Company’s common stock, the Company issued warrants to purchase up to 2,394,000 shares of the Company’s common stock at $0.65 per share, exercisable through July 21, 2022. These warrants contain certain anti-dilutive (reset) provisions (See Note 8).

On August 24, 2017, in connection with the issuance of convertible notes, the Company granted to the same investors five-year warrants to purchase up to 2,090,000 shares of the Company’s common stock at $0.50 per share. These warrants contain certain anti-dilutive (reset) provisions (See Note 8).

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 11 – EMPLOYEE EQUITY INCENTIVE PLANS

The Company’s stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016 and our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”, and together with the 2014 Plan, 2015 Plan and 2016 Plan, the “Plans”). The Plans are identical, except for number of shares reserved for issuance under each. As of December 31, 2017, the Company had granted an aggregate of 39,500,000 securities under the plans, with 0 available for future issuances.

The Plans provide for the grant of incentive stock options to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our Plans also provide that the grant of performance stock awards may be paid out in cash as determined by the committee administering the Plans.

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

During the year ended December 31, 2017, the Company granted ten-year options to purchase up to 2,854,000 shares of common stock. The fair value of $2,014,591, was determined using the Black-Scholes Option Pricing Model, assuming approximately 1.81% to 2.35% risk-free interest, 0% dividend yield, 103.66% to 110.16% volatility, and expected life of five to ten years and will be charged to operations over the vesting terms of the options.

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

On June 21, 2017, the Company accelerated vesting of 5,000,000 options such that the options vested in full, immediately. As a result, the Company charged $2,544,741 to operations during the twelve months ended December 31, 2017.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Stock options outstanding and exercisable on December 31, 2017 are as follows:

Exercise	Number of	Remaining Life	Nuber of
Price	Options	In Years	Options Exerciseable
$0.10	1,056,786	6.43	1,056,786
$0.50	689,631	7.74	689,631
$0.51 - 0.75	2,267,586	8.69	1,996,779
$0.76 - 1.00	9,734,403	8.70	9,233,070
$1.01 - 2.00	629,164	8.61	629,164
	14,377,570		13,605,430

A summary of the stock option activity for the twelve months ended December 31, 2017 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2015	5,625,000	$0.59	9.30
Grants	9,958,031	0.78	9.84
Exercised	(636,780)	0.50	8.80
Forfeiture/Cancelled	(122,093)	0.55	8.80
Outstanding at December 31, 2016	14,824,158	$0.52	9.37	$4,566,717
Grants	2,854,000	0.50	9.60	-
Exercised	(436,011)	0.16	8.80
Forfeiture/Canceled	(2,454,761)	$0.73	8.80	-
Outstanding at December 31, 2017	14,377,570	$0.76	8.48	$771,359
Exercisable at December 31, 2017	13,605,430	$0.76	8.50	$646,109

The aggregate intrinsic value of outstanding stock options was based on options with an exercise price less than the Company’s common stock price of $0.601 as of December 31, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived historical data. The Company accounts for the expected life of options based on the contractual life of options for non-employees.

The fair value of all options that were vested as of the year ended December 31, 2017 and 2016 was $5,821,631 and $3,112,156, respectively Unrecognized compensation expense of $173,220 at December 31, 2017 will be expensed in future periods.

NOTE 12 – INCOME TAXES

The Tax Cuts and Jobs Acts (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%. ASC 740, “Income Taxes”, requires that effects of changes in tax rates to be recognized in the period enacted. Recognizing the late enactment of the Act and complexity of accurately accounting for its impact, the Securities and Exchange Commission in SAB 118 provides guidance that allows registrants to provide a reasonable estimate of the Act in their financial statements and adjust the reported impact in a measurement period not to exceed one year.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

As of December 31, 2017, we have not completed our accounting for the tax effects of the Act; however, a reasonable estimate was made to measure most of our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future as a result of the reduction on the federal tax rate, and we recorded a provisional amount for our one-time transition tax liability. The provisional tax expense recorded of approximately $1,700,000 related to the re-measurement of our deferred tax asset balance and resulted in a reduction of our deferred tax asset and a corresponding increase to our income tax expense.

At December 31, 2017, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $45,000,000, which begin expiring in the year 2033, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.  During the year ended December 31, 2017, the Company has increased the valuation allowance from $4,946,000 to $11,090,000.

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

The Company is required to file income tax returns in the U.S. Federal jurisdiction and in Colorado. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2013.

The Company’s deferred taxes as of December 31, 2017 and 2016 consist of the following:

	2017	2016
Non-Current deferred tax asset:
Net operating loss carry-forwards	11,090,000	4,946,000
Valuation allowance	(11,090,000)	(4,946,000)
Net non-current deferred tax asset	—	—

The Company is delinquent in filing its payroll taxes related to stock compensation awards. At December 31, 2017, the Company has, in payroll tax liabilities, including interest and penalties, of approximately $1,599,489, due to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities. The Company expects to settle these liabilities by June 30, 2018.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 13 – RELATED PARTY TRANSACTIONS

On August 31, 2016, Isaac Dietrich, the Company’s Chief Executive Officer, participated in the Company’s registered offering that took place beginning August 12, 2016 and continued until October 24, 2016, whereby Mr. Dietrich purchased $5,000 of the Company’s securities consisting of 10,000 shares of the Company’s common stock and warrants to purchase 10,000 shares at $0.90 per share.

On July 21, 2017, Isaac Dietrich, the Company’s Chief Executive Officer, participated in the Company’s private placement that took, whereby Mr. Dietrich purchased $10,000 of the Company’s securities consisting of 20,000 shares of the Company’s common stock and warrants to purchase 20,000 shares at $0.65 per share. As a result of the ratchet provision in the warrants that was triggered by the Company’s December 2017 private placement, the number of warrants increased to 65,000 and the exercise price decreased to $0.20.

NOTE 14 – SUBSEQUENT EVENTS

In January 2018, the Company entered into Simple Agreement for Future Tokens (the “Original SAFT Agreements”) with six investors pursuant to which the Company received an aggregate of $500,000. On February 13, 2018, the Company entered into Amended and Restated Simple Agreement for Future Tokens (the “SAFT Agreements”) with the investors which amended the terms of the Original SAFT Agreements, which totaled $942,500. Pursuant to the SAFT Agreements, the investors will receive tokens in MassRoots Blockchain Technologies, Inc., a Delaware company and wholly-owned subsidiary of the Company (“MassRoots Blockchain”). The tokens are issuable to the investors upon the public sale of tokens of MassRoots Blockchain (the “Qualifying Token Sale”). Investors are entitled receive such number of tokens equal to the amount invested by the investor divided by the Discount Price. “Discount Price” means the price per token sold in the Qualifying Token Sale divided by the Discount Rate. “Discount Rate” means 50%. The SAFT Agreements terminate upon either (i) the issuance of the tokens to the investors or (ii) the payment, or setting aside for payment, of amounts due the investor upon the occurrence of a Dissolution Event. “Dissolution Event” means (i) a voluntary termination of operations of the Company, (ii) a general assignment for the benefit of the Company’s creditors or (iii) any other liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

From January 1 to January 16, 2018, the Company made payment to the Holders of the August 2017 convertible debt in an aggregate of (i) $510,937.50 in cash and (ii) pursuant to the right of conversion of the Notes, issued an aggregate of 3,742,648 shares of the Company’s common stock. The Company believes that it has completed all of its obligations under the Notes and they are retired.

Effective January 10, 2018, the Board appointed Jesus Quintero as Chief Financial Officer of the Company to replace Isaac Dietrich who was serving as Interim Chief Financial Officer of the Company. On January 10, 2018, the Company entered into a CFO Services Agreement with Jesus Quintero pursuant to which Mr. Quintero will serve as Chief Financial Officer of the Company for a term of one year (the “Initial Term”), which term shall be automatically renewed for successive one year periods thereafter unless Mr. Quintero provides the Company with written notice of his  intention not to renew the agreement at least 90 days prior to the expiration of the Initial Term. The agreement may be terminated by either party upon 90 days prior written notice to the other party. Pursuant to the terms of the agreement, Mr. Quintero shall receive a fee of $4,000 per month and received a onetime issuance of 250,000 shares of the Company’s common stock, all of which vested as of January 10, 2018.

On January 31, 2018, Company entered into separate securities purchase agreements (the “Securities Purchase Agreements”) with certain accredited investors pursuant to which the Company sold an aggregate of $2,740,000 of units (the “Units”) at a purchase price of $0.20 per Unit. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On February 1, 2018, the Compensation Committee of the Board of Directors approved a stock grant of 750,000 and 250,000 shares of common stock, respectively, to Cecil Kyte and Charles Blum. On the same date, the Compensation Committee of the Board of Directors approved an option to purchase up to 750,000 and 250,000 shares of common stock at $0.40 per share, respectively, to Cecil Kyte and Charles Blum.

On February 1, 2018, the Company entered into a Membership Agreement (the “Membership Agreement”) with WeWork pursuant to which the Company leases offices located at 2420 17th Street, Office 3118, Denver, Colorado 80202 effective as of February 2, 2018. The term of the Membership Agreement is for one month which term shall automatically be renewed for successive one month terms unless terminated by either party. Pursuant to the terms of the Membership Agreement the Company will pay a fee of $1,360 per month for the leased premises.

On February 2, 2018, the Company entered into a Settlement and Lease Termination Agreement (the “Agreement”) with Market Center Investors, LLC (the “Landlord”) with respect to the Company’s leased premises located at 1624 Market Street, Suite 201, Denver, Colorado 80202 (the “Leased Premises”). In December 2017, the Landlord commenced a legal action to recover possession of the Leased Premises in the District Court for the City and County of Denver, Colorado (the “Lawsuit”) for failure of the Company to make certain payments pursuant to the terms of its lease (the “Lease”) with the Landlord. Pursuant to the terms of the Agreement, the Company paid the Landlord $145,000 and surrendered to the Landlord any and all possessory interests and other rights in or to the Leased Premises. In addition, each party agreed to release and discharge the other party and its affiliated entities together with its directors, officers, members, managers, employees and agents from and against any and all claims, demands, causes of action and other liabilities arising under or relating to the Lease and a Stipulation for Dismissal with Prejudice was filed with respect to the Lawsuit.

Effective February 21, 2018, Nathan Shelton resigned as a member of the Board of Directors of the Company and well as a member of the Audit, Compensation and Nominating and Corporate Governance Committees (collectively, the “Committees”). Mr. Shelton’s resignation was not the result of any disagreement with the Company, any matter related to the Company’s operations, policies or practices, the Company’s management or the Board. Effective February 21, 2018, the Board appointed Graham Farrar as a member of the Board and as a member of the Committees to fill the vacancies created upon the resignation of Mr. Shelton. Mr. Farrar is deemed an “independent” director as such term is defined by the rules of The Nasdaq Stock Market LLC. There are no family relationships between Mr. Farrar and any of our other officers and directors. Mr. Farrar was granted (i) 250,000 shares of the Company’s common stock and (ii) an option to purchase up to 250,000 shares of the Company’s common stock at an exercise price equal to $0.36 per share. The shares and option vested in full as of February 21, 2018.

From January 1 to April 10, 2018, the Company issued an aggregate of 13,962,500 shares of its common stock recorded as to be issued on December 31, 2017.

From January 1 to April 10, 2018, the Company retired an aggregate of 1,790,000 shares of its common stock recorded as to be retired on December 31, 2017.

From January 1 to April 10, 2018, the Company issued an aggregate of 3,394,000 shares of its common stock for services in addition to shares issued to Messers Kyte, Farrar, Blum, and Quintero discussed above.

From January 1 to April 10, 2018, the Company issued an aggregate of 95,134 shares for its common stock upon the cashless exercise of common stock options.

From January 1 to April 10, 2018, the Company issued an aggregate of 7,104,765 shares of its common stock for the cashless exercise of common stock warrants.

From January 1 to April 10, 2018, the Company issued an aggregate of 70,000 shares of its common stock upon the exercise of common stock warrants for net proceeds of $63,000.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

