Form 10-K/A
period 2017-12-31
MassRoots, Inc.
filed 2018-04-30
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original 10-K”) filed by MassRoots, Inc., a Delaware corporation (the “Company”) on April 17, 2018. We are filing this Amendment to correct certain clerical errors in Items 1, 1A, 7, 11, 12, and 14 in the Original 10-K. Other than as specifically set forth herein, this Amendment continues to speak as of the date of the Original 10-K and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original 10-K. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original 10-K.

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

On January 25, 2017, we consummated a reverse triangular merger (the “Whaxy Merger”) pursuant to which we acquired all of the outstanding common stock of DDDigtal Inc (“DDDigtal”), a Colorado corporation. Upon closing of the Whaxy Merger, each share of DDDigtal’s common stock was exchanged for such number of shares of our common stock (or a fraction thereof) based on an exchange ratio equal to approximately 5.273-for-1, such that 1 share of our common stock was issued for every 5.273 shares of DDDigtal’s common stock. At the closing of the Whaxy Merger, all shares of common stock of our newly-formed merger subsidiary formed for the sole purpose of effectuating the Whaxy Merger, were converted into and exchanged for one share of common stock of DDDigtal, and all shares of DDDigtal’s common stock that were outstanding immediately prior to the closing of the Whaxy Merger were automatically cancelled and retired. Upon the closing of the Whaxy Merger, DDDigtal continued as our surviving wholly-owned subsidiary, and the merger subsidiary ceased to exist.

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

User Growth and Product Distribution Channels

The MassRoots app is distributed free-of-charge through the Apple App Store, the Google Play Marketplace and the Amazon App Store. The MassRoots network is also accessible through desktop and mobile web browsers by navigating to www.massroots.com. Our business and advertising portal can be accessed at www.massroots.com/dispensaries. Through this portal companies can edit their profiles, distribute information to Users and view analytics such as impressions, views and clicks.

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

Current States with Laws Permitting the Medical or Adult Use of Cannabis

According to CNN Money, recreational marijuana is legal in nine states and the District of Columbia and medical marijuana is legal in 30 states. The states which have enacted such laws are listed below the following map:

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

Government regulation of the Internet, blockchain technology and cryptocurrency is evolving, and unfavorable changes could substantially harm us and our subsidiary .

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

As of the date of this Annual Report, members of our management team beneficially own approximately 13.35% of our outstanding common stock. As a result, management may have the ability to control substantially all matters submitted to our stockholders for approval including:

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

On September 27, 2017, we received aggregate gross proceeds to the Company of $420,000 in connection with the sale to two investors of a right to receive digital instruments at a 50% discount, if the Company conducts a public sale of such digital instruments on or before November 30, 2017, which has since been extended to April 31, 2018. The $420,000 is included in amounts due in small loans at December 31, 2017.

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

Narrative Disclosure to Summary Compensation and Option Tables

Isaac Dietrich

Isaac Dietrich provides services to us as our Chief Executive Officer pursuant to an at-will agreement that provides that Mr. Dietrich would be paid an amount determined by the Company in accordance with the Company’s normal payroll procedures. From April 1, 2014 to March 31, 2015, Mr. Dietrich was paid a salary of $5,000 per month. From April 1, 2015 until March 31, 2016, Mr. Dietrich was paid a salary of $6,500 per month. From April 1, 2016 until September 30, 2016, Mr. Dietrich was paid a salary of $10,833 per month. From October 1, 2016 and thereafter, Mr. Dietrich was paid a salary of $7,917 per month. Mr. Dietrich received $190,659 in bonuses in 2017. Starting December 13, 2017, Mr. Dietrich has been paid a salary of $12,083 per month. Mr. Dietrich did not receive any compensation related to his position as a director.

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

The information set forth in the table below is based on 153,944,886 shares of our Common Stock issued and outstanding on April 11, 2018. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after April 11, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the stockholders below is in care of MassRoots, Inc., 2420 17th Street, Office 3118, Denver, Colorado 80202.

	Number of Shares Beneficially Owned	Percentage Beneficially Owned

Directors and Named Executive Officers
Isaac Dietrich	17,738,831 (1)	11.52%
Charles R. Blum	500,000 (2)	*
Cecil Kyte	1,500,000 (3)	*
Graham Farrar	500,000 (4)	*
Jesus Quintero	320,075	*
All directors and named executive officers as a group (5 persons)	20,558,906	13.35%

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

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2017 and 2016 was $0 and $0, respectively.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2017 and 2016 were $0 and $2,500.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(b) Exhibit Index

No.	Description
2.1	Plan of Reorganization, dated March 18, 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
2.2	Agreement and Plan of Merger between MassRoots, Inc. and Whaxy Inc. and DDDigtal Inc. and Zachary Marburger and the Stockholders of DDDigtal Inc., dated December 15, 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 16, 2016)
2.3	Agreement and Plan of Merger between MassRoots, Inc. and MassRoots Compliance Technology, Inc. and Odava, Inc. and Scott Kveton and the Stockholders of Odava, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 5, 2017)
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.3	Bylaws of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.4	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017)
4.1	Form of Common Stock Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.1+	2014 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.2+	2015 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016)
10.3	Form of Warrant dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.4	Form of Convertible Debenture Agreement dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.5	Form of Debenture Registration Rights Agreement dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.6	Form of Warrant dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.7	Form of Subscription Agreement from September 15, 2014 to the March 11, 2015 Private Placement (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016)
10.8	Form of Warrant in September 15, 2014 to March 11, 2015 Private Placement (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016)

10.9	Form of Subscription Agreement from April 1, 2015 through April 17, 2015 Private Placement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 17, 2015)
10.10	Form of Subscription Agreement from June 10, 2015 through July 13, 2015 Private Placement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2015)
10.11	Form of Warrant utilized by Service Providers (Incorporated by reference our Registration Statement on Form S-1 filed with the SEC on April 11, 2016)
10.12	Form of Subscription Agreement dated November 2015 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1/A filed with the SEC on October 7, 2015)
10.13	Form of Warrant dated November 2015 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1/A filed with the SEC on October 7, 2015)
10.14	Form of Note in dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.15	Form of Warrant dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.16	Form of Security Agreement dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.17	Form of Securities Purchase Agreement dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.18+	2016 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder. (Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2016)

10.19	2017 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Definitive Schedule 14C Information Statement filed with the SEC on December 9, 2016)
10.20	Form of Joinder Agreement to Agreement and Plan of Merger made by each stockholder of Odava, Inc. and agreed to and acknowledged by MassRoots, Inc. and MassRoots Compliance Technology, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 5, 2017)
10.21	Form of Subscription Agreement dated July 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.22	Form of Warrant dated July 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.23	Form of Note dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.24	Form of Warrant dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.25	Form of Securities Purchase Agreement dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.26	Form of Security Agreement dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.27	Form of Amended and Restated Simple Agreement for Future Tokens (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on February 14, 2017)
10.28	Form of Director Separation Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.29	Form of Warrant dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.30	Form of Mutual Release and Non-Disparagement Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.31	Form of Separation Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.32	Employment Agreement by and between the Company and Isaac Dietrich (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.33	Form of Warrant dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 28, 2017)
10.34	Form of Subscription Agreement dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 28, 2017)
10.35	CFO Services Agreement by and between the Company and Jesus Quintero (Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on January 22, 2018)
10.36	Form of Securities Purchase Agreement dated January 31, 2018 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2018)
10.37	Form of Warrant dated January 31, 2018 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2018)
10.38	Membership Agreement between the Company and WeWork (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 5, 2018)
10.39	Settlement and Lease Termination Agreement between the Company and Market Center Investors, LLC (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 5, 2018)

14.1	Code of Ethics of the Company (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 1, 2015)
22.1	List of Subsidiaries (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 17, 2018)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document****
101.SCH**	XBRL Taxonomy Schema****
101.CAL**	XBRL Taxonomy Calculation Linkbase****
101.DEF**	XBRL Taxonomy Definition Linkbase****
101.LAB**	XBRL Taxonomy Label Linkbase****
101.PRE**	XBRL Taxonomy Presentation Linkbase****

* filed herewith.

** furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27 day of April, 2018.

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

Signatures	Title	Date

/s/ Isaac Dietrich	Chief Executive Officer (Principal Executive Officer), Chairman of the Board of Directors	April 27, 2018
Isaac Dietrich

/s/ Jesus Quintero	Chief Financial Officer (Principal Financial and Accounting Officer)	April 27, 2018
Jesus Quintero

/s/ Charles R. Blum	Director	April 27, 2018
Charles R. Blum

/s/ Cecil Kyte	Director	April 27, 2018
Cecil Kyte

/s/ Graham Farrar		April 27, 2018
Graham Farrar	Director

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

