Form 10-Q
period 2018-03-31
MassRoots, Inc.
filed 2018-05-18
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018, there were 154,487,534 shares of the registrant’s common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those  set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended by our Quarterly Reports on Form 10-Q.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Any forward-looking statements speak only as of the date on which they are made, and we disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASSROOTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$674,776	$1,201,587
Prepaid expenses	551,517	16,556
TOTAL CURRENT ASSETS	1,226,293	1,218,143

Property and equipment - net	46,575	55,146

OTHER ASSETS
Investments	403,249	403,249
Software Cost, net of amortization of $486,324 and $389,059	766,676	863,941
Deposits and other assets	-	33,502
Total Other Assets	1,169,925	1,300,692

TOTAL ASSETS	2,442,793	2,573,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	144,230	1,257,783
Accrued payroll and related	1,601,231	1,601,232
Advances	942,500	800,394
Convertible notes payable, net of debt discount of $0 and $248,009	-	796,991
Derivative liability	-	9,493,307
TOTAL CURRENT LIABILITIES	2,687,961	13,949,707

TOTAL LIABILITIES	2,687,961	13,949,707

STOCKHOLDERS’ DEFICIT
Series A preferred stock, $1.00 par value, 21 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 153,944,886 and 112,165,839 shares issued and outstanding	153,945	112,166
Common stock to be issued, 0 and 12,572,500 shares, respectively	-	12,573
Additional paid in capital	69,843,042	63,315,749
Subscriptions receivable	-	(564,000)
Accumulated deficit	(70,242,155)	(74,252,214)
TOTAL STOCKHOLDERS’ DEFICIT	(245,168)	(11,375,726)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,442,793	$2,573,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31,
	2018	2017

REVENUES	$1,492	$134,741

OPERATING EXPENSES
Advertising	64,577	193,431
Payroll and related expense	425,730	851,860
Stock based compensation	3,117,250	5,231,003
Other general and administrative expenses	1,429,722	1,359,522
Amortization of Software costs	97,265	-
Total General and Administrative expenses	5,134,544	7,635,816

(LOSS) FROM OPERATIONS	(5,133,052)	(7,501,075)

OTHER INCOME (EXPENSE)
Loss on change in fair value of derivative liabilities	-	53,898
Interest (expense)	(350,196)	-
Total Other Income (Expense)	(350,196)	53,898

Net Loss before Income Taxes	(5,483,248)	(7,447,177)

Provision for Income taxes (benefit)	-	-

NET (LOSS)	$(5,483,248)	$(7,447,177)

Net loss per common share-basic and diluted	$(0.04)	$(0.09)

Weighted average common shares outstanding-basic and diluted	141,834,002	80,267,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS , INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2018

	Common Stock		Common Stock to be Issued		Additional Paid	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	(Deficit)
Balance as of December 31, 2017	112,165,839	$112,166	12,572,500	$12,573	$63,315,749	$(564,000)	$(74,252,214)	$(11,375,726)

Reclassify fair value of derivative liabilities to retained earnings	-	-	-	-	-	-	9,493,307	9,493,307

Issuance of common stock previously to be issued	14,362,500	14,363	(14,362,500)	(14,363)	-	564,000	-	564,000

Common stock shares to be retired in 2018	(1,790,000)	(1,790)	1,790,000	1,790	-	-	-	-

Common stock issued upon conversion of debentures	3,742,648	3,743	-	-	632,507	-	-	636,250

Sale of common stock	13,700,000	13,700	-	-	2,726,300	-	-	2,740,000

Common shares issued upon cashless exercise of options	95,134	95	-	-	(95)	-	-	-

Common shares issued upon cashless exercise of warrants	7,104,765	7,105	-		(7,105)	-	-	-

Common stock issued upon exercise of warrants for cash	70,000	70	-	-	62,930	-	-	63,000

Common stock issued for services	4,494,000	4,494	-	-	2,425,853	-	-	2,430,347

Share based compensation	-	-	-	-	686,903	-	-	686,903

Net Loss	-	-	-	-	-	-	(5,483,248)	(5,483,248)

Balance as of March 31, 2018	153,944,886	$153,945	-	$-	$69,843,042	$-	$(70,242,155)	$(245,168)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,483,248)	$(7,447,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,836	5,776
Stock based compensation	3,117,250	5,231,003
Interest and amortization of debt discount	350,196	-
(Gain) Loss on change in Fair Value of derivative liability	-	(53,898)
Changes in operating assets and liabilities
Accounts receivables	-	6,889
Prepaid and other	(534,961)	-
Security deposit	33,502	-
Advanced settlement	(10,394)	-
Deferred revenue	-	5,823
Accounts payable and other liabilities	(1,113,554)	(221,846)
Net Cash used in operating activities	(3,535,373)	(2,473,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity investment in High Times Holding Corp	-	(100,002)
Investment in DDDigital LLC	-	8,672
Purchase of Property and Equipment	-	(30,722)
Net Cash used in investing activities	-	(122,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock sales	3,304,000	-
Proceeds from exercise of warrants	63,000	4,443,196
Payments of advances	(245,000)	-
Proceeds from advances	397,500	6,504
Repayment of loans	(510,938)	-
Net cash provided by financing activities	3,008,562	4,449,700

NET INCREASE IN CASH	(526,811)	1,854,218

Cash, beginning of period	1,201,587	374,490

Cash, end of period	$674,776	$2,228,708

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in settlement of debt	$636,250	$108,100
Proceeds received from subscriptions receivable	$564,000	-
Common stock issued to acquire DDDigtal LLC	$-	$2,883,220
Net assets acquired from acquisition of DDDigtal LLC	$-	$15,588
Derivative liability reclassed to retained earnings	$9,493,307	-
Reclassification of derivative liability to equity upon warrant exercise(s)	$-	$610,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MassRoots, Inc. (“MassRoots” or the “Company”) has created a technology platform for the cannabis industry focused on enabling users to share their cannabis content, follow their favorite dispensaries, and stay connected with the legalization movement. The Company was incorporated in the State of Delaware on April 26, 2013.

The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Our unaudited condensed, consolidated financial statements include the accounts of DDDigtal, Inc., Odava, Inc., and MassRoots Blockchain Technologies, Inc. All intercompany transactions were eliminated during consolidation.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2018, the Company had cash of $674,776 and working capital deficit (current liabilities in excess of current assets) of $1,461,669. During the three months ended March 31, 2018, the Company used net cash in operating activities of $3,535,373. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

During the three months ended March 31, 2018, the Company received approximately $63,000, $3,304,000 and $397,500 from the exercise of common stock warrants, sale of common stock and proceeds from advances, respectively. The Company does not have cash sufficient to fund operations for the next fiscal year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

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

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new and current investors to alleviate the Company’s working capital deficiency; and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to translate its user base into sales. However, the outcome of management’s plans cannot be ascertained with any degree of certainty.

Accordingly, the accompanying condensed, consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed, consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed, consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed, consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended, and reflect the accounts and operations of the Company and those of our subsidiaries.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, the accompanying interim unaudited condensed, consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2018, the unaudited condensed, consolidated results of operations for the three months ended March 31, 2018 and 2017, and the unaudited condensed, consolidated results of cash flows for the three months ended March 31, 2018 and 2017 have been included. These interim unaudited condensed, consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on April 17, 2018, as amended on April 30, 2018. The December 31, 2017 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 17, 2018, as amended on April 30, 2018. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. Repair and maintenance costs are expensed as incurred. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Acquisitions and Subsidiaries

Subsidiaries are all entities over which MassRoots has the power to govern the financial and operating policies generally accompanying a shareholding of more than one half of the voting rights. The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether MassRoots’ controls another entity. Subsidiaries are fully consolidated from the date on which control is transferred to MassRoots.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

Intercompany transactions, balances and unrealized gains on transactions between MassRoots’ companies are eliminated. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $64,577 and $193,431, as advertising expenses for the three months ended March 31, 2018 and 2017, respectively.

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

Indefinite Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the purchase acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

Net Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share under ASC subtopic 260-10, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

The computation of basic and diluted income (loss) per share as of March 31, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2018	March 31, 2017
Common stock issuable upon conversion of convertible debentures	-	-
Options to purchase common stock	15,371,765	16,688,942
Warrants to purchase common stock	37,119,049	8,243,847
Totals	52,490,814	24,932,789

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

FASB ASU 2017-01 (Topic 805), “Business Combinations: Clarifying the Definition of a Business” – Issued in January 2017, ASU 2017-01 revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance became effective for the Company on January 1, 2018. The Company believes the standard did not have a material impact on its consolidated financial statements and related disclosures.

FASB ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” – Issued in August 2016, the amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, “Statement of Cash Flows”. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company believes the standard did not have a material impact on our condensed, consolidated financial statements and related disclosures.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

The Company applied the guidance using the modified retrospective transition method. The Company believes the adoption of ASU 2014-09 did not have a material impact on the Company’s financial position or results of operations but resulted in additional disclosures regarding the Company’s revenue recognition policies. Additionally, the Company has expanded its revenue recognition inquiries and update its questionnaires primarily to identify matters that would signal variable consideration implications under the new guidance. The Company also does not believe the adoption of ASU 2014-09 required material or significant changes to its internal controls over financial reporting.

FASB ASU No. 2014-15, “Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements” - Issued August 2014, this update provides an explicit requirement for management to assess an entity's ability to continue as an ongoing concern, and to provide related footnote disclosures in certain circumstances.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company has adopted this standard, included the necessary disclosures in the footnotes to its financial statements, and does not believe such adoption has had a material impact on its financial statements.

FASB ASU 2016-02, Leases (Topic 842) - ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

FASB Issued ASU No. 2014-09, (“ASU 606”), Revenue from Contracts with Customers – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The FASB also issued subsequent amendments to ASU 2014-09 to provide clarification on the guidance. ASU 2014-09 will be effective for annual periods beginning after December 15, 2017, which for us will be in the period beginning January 1, 2018. We have performed our detailed evaluation, using a five-step model specified in the guidance, to assess the impacts of the new standard.

●	Under the new standard, revenue will be recognized when the Company satisfies its performance obligation by transferring promised products or services to its customer. The standard allows for application of the guidance to a portfolio of contracts or performance obligations with similar characteristics.
●	The Company’s revenue recognition will be achieved upon delivery of advertising and listing services as there are no other promised services as part of the Company’s contracts with customers.
●	To determine the amount of consideration which the Company expects to be entitled in exchange for transferring promised services, the Company has considered if variable consideration exists. The Company has reviewed its standard terms and conditions and its customary business practices to determine the transaction price. The Company has reviewed its pricing policies and strategies including marketing, loyalty and incentive programs for determining whether the Company has any variable or non-cash consideration. No material items were noted.
●	The Company’s sales transactions do not require any additional performance obligation after delivery. Therefore, the Company does not have multiple performance obligations for which the Company will have to allocate the transaction price.
●	The Company expects to recognize revenue upon delivery to the customer as its performance obligation will be satisfied at that point in time.

The Company expects to apply the guidance using the modified retrospective transition method. Based on the Company’s analysis performed to date, the Company does not expect the adoption of ASU 2014-09 will have a material impact on its financial position or results of operations but will result in additional disclosures regarding its revenue recognition policies. Additionally, the Company has expanded its revenue recognition inquiries and updated its questionnaires primarily to identify matters that would signal variable consideration implications and performance obligations under the new guidance. The Company also does not expect the adoption will require material or significant changes to its internal controls over financial reporting.

FASB issued ASU 2017-11, Earnings Per Share (“ASC 260”), Distinguishing Liabilities from Equity (“ASC 480”), and Derivatives and Hedging (“ASC 815”) - Adopted in July 2017, ASU No. 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. The Company adopted ASU No. 2017-11 as of January 1, 2018. The adoption of ASU No. 2017-11 has eliminated the derivative liabilities from the Company’s financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows. The Company implemented these standards using the modified retrospective transition method.

NOTE 4 – INVESTMENTS

As of March 31, 2018, the carrying value of our investments in privately held companies totaled $403,249. These investments are accounted for as cost method investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities.

During the twelve months ended December 31, 2017, the Company acquired 23,810 shares of Class A common stock of Hightimes Holding Corp. (“Hightimes”) for $100,002, or $4.20 per share. As a result of a forward stock split which became effective on January 15, 2018, each one share of common stock was exchanged for 1.93 shares of common stock. As a result of such forward stock split, MassRoots currently owns 45,974 shares of Class A common stock of Hightimes. The shares of Class A common stock are considered non-marketable securities.

On July 13, 2017, the Company purchased an unsecured convertible promissory note in the principal amount of $300,000 from Cannaregs, Ltd, a Colorado limited liability company (“Cannaregs”). The note bears interest at a rate of 5% per annum and matures on December 19, 2019. In the event Cannaregs consummates an equity financing in excess of $2,000,000 prior to the maturity date of the note, the outstanding principal and any accrued and unpaid interest thereon automatically converts into equity securities of the same class or series issued by Cannaregs in the equity financing at the lesser of: a) 90% of the price paid per equity security or b) a price reflecting a valuation cap of $4,500,000. On July 17, 2017, MassRoots converted this note into 430,622 shares of CannaRegs’ common stock, or approximately 4.31% of CannaRegs’ issued and outstanding shares of March 31, 2018.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2018 and December 31, 2017 is summarized as follows:

	March 31, 2018	December 31, 2017
Computers	$56,900	$55,244
Office equipment	43,590	43,590
Subtotal	100,490	98,834
Less accumulated depreciation	(53,915)	(43,688)
Property and equipment, net	$46,575	$55,146

Depreciation expense for the three months ended March 31, 2018 and 2017 was $10,226 and $5,776, respectively.

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

Pursuant to the terms of the Merger Agreement, each share of DDDigtal’s common stock was exchanged for such number of shares of the Company’s common stock (or a fraction thereof), based upon an exchange ratio equal to approximately 5.273-for-1, such that 1 share of the Company’s common stock was issued for every 5.273 shares of DDDigtal’s common stock.

On the Effective Date, the Company issued an aggregate of 2,926,830 shares of the Company’s common stock pro rata to all stockholders of DDDigtal in exchange for all of their shares of DDDigtal’s common stock. At the same time, each share of common stock of Merger Subsidiary was converted into and exchanged for one share of common stock of DDDigtal held by the Company, and all shares of DDDigtal common stock outstanding immediately prior to the Effective Date were automatically cancelled and retired. DDDigtal continued as a surviving wholly-owned subsidiary of the Company, and Merger Subsidiary ceased to exist.

In addition, pursuant to the terms of the Merger Agreement, in December 2016, the Company paid cash consideration in the amount of $40,000 to Zachary Marburger and $20,000 to Micah Davidson, as repayment of outstanding debts owed by DDDigtal to such individuals.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

Cash (paid in December 2016)	$60,000
2,926,830 shares of the Company’s common stock	2,883,220
Liabilities assumed	40,140
Total purchase price	$2,983,360
Cash	$8,672
Accounts receivable	3,583
Property and equipment	3,333

Software	1,253,000	(1)

Goodwill	1,714,772

Assets acquired	$2,983,360

(1)	The estimated useful life for software development is assumed at 3 years. The acquisition was completed in January 2017, however the allocation of proceeds to identifiable assets was recognized during fourth quarter of 2017.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On August 17, 2017, the Company issued secured convertible notes to certain accredited investors in the aggregate principal amount of $1,045,000. The notes mature on February 18, 2018 and accrue no interest. The Company received net proceeds received of approximately $942,500 after deducting legal and other fees. If the Company exercises its right to prepay the notes, the Company shall make payment to the investors in an amount equal to the sum of the then outstanding principal amount of the notes that the Company desires to prepay, multiplied by (a) 1.1, during the first ninety days after the issuance of the note, or (b) 1.25, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) $0.75 or (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the notes; provided, however, if any part of the principal amount of the notes remains unpaid at its maturity date, the conversion price will be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date.

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

From January 1 to January 16, 2018, the Company made payments to the holders of the August 2017 notes as follows (i) an aggregate of $510,937.50 in cash and (ii) an aggregate of 3,742,648 shares of the Company’s common stock pursuant to the conversion features of the notes. The Company believes that it has satisfied all of its obligations under the notes and all of the notes are retired as of March 31, 2018.

NOTE 8 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 21 shares of Series A Preferred Stock, par value $1.00 per share. Each share of Series A Preferred Stock is convertible into one share of common stock and may vote with holders of common stock on an as converted basis. As of March 31, 2018, there were no shares of Series A Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2018, there were 153,944,886 shares of common stock issued and outstanding and 0 shares of common stock to be issued.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

The following common stock transactions were recorded during the three months ended March 31, 2018:

The Company issued an aggregate of 14,362,500 shares of its common stock recorded as to be issued on December 31, 2017.

The Company retired an aggregate of 1,790,000 shares of its common stock recorded as to be retired on December 31, 2017.

The Company issued an aggregate of 4,494,000 shares of its common stock for services rendered.

The Company issued an aggregate of 95,134 shares for its common stock upon the cashless exercise of options.

The Company issued an aggregate of 7,104,765 shares of its common stock upon the cashless exercise of warrants.

The Company issued an aggregate of 3,742,648 shares of its common stock for the settlement of convertible debt.

The Company issued an aggregate of 70,000 shares of its common stock upon the exercise of warrants for net proceeds of $63,000.

The Company issued an aggregate of 13,700,000 shares of its common stock for cash proceeds of $2,740,000.

The Company received $564,000 recorded as subscription receivable as of December 31, 2017.

NOTE 9 – WARRANTS

In January 2018, the Company issued warrants to purchase up to 250,000 shares of common stock at an exercise price of $0.20 per share to a service provider of the Company. The estimated fair value of $86,483 was charged to current period operations. The fair market value was calculated using the Black Scholes Option Pricing Model, assuming approximately 2.49% risk-free interest, 0% dividend yield, 112.14% volatility, and expected life of 5 years.

In January 2018, in conjunction with the sale of the Company’s common stock, the Company granted warrants to purchase up to 13,700,000 shares of the Company’s common stock at an exercise price of $0.40 per share, exercisable through January 31, 2023.

Warrants outstanding and exercisable at March 31, 2018 are as follows:

	Warrants Outstanding		Warrants Exercisable
$0.20	12,275,370	4.51	12,275,370
0.40	18,700,000	4.81	18,700,000
0.50	440,002	2.01	440,002
0.60	50,000	2.01	50,000
0.83	100,000	2.80	100,000
0.90	5,000,002	1.50	5,000,002
1.06	146,200	0.73	146,200
3.00	407,475	0.61	407,475
	37,119,049		37,119,049

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

A summary of the warrant activity for the three months ended March 31, 2018 is as follows:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	35,187,847		$0.41	2.3	$9,314,959
Grants	13,950,000		$0.40	4.8
Exercised	(11,646,798)
Forfeited/Cancelled	(372,000)	$
Vested and expected to vest at March 31, 2018	37,119,049		$0.43	4.17
Exercisable at March 31, 2018	37,119,049		$0.43	4.17	$576,015

The aggregate intrinsic value outstanding stock warrants was $576,015, based on warrants with an exercise price less than the Company’s stock price of $0.25 as of March 31, 2018, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

NOTE 10 –STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”) and our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”, and together with the 2014 Plan, 2015 Plan and 2016 Plan, the “Plans”). The Plans are identical, except for number of shares reserved for issuance under each Plan. As of March 31, 2018, the Company had granted an aggregate of 39,500,000 securities under the plans, with 0 available for future issuances.

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

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

During the three months ended March 31, 2018, the Company granted ten-year options outside of our Plans to purchase up to 1,250,000 shares of common stock. The fair value of $459,834, was determined using the Black-Scholes Option Pricing Model, assuming approximately 2.78% risk-free interest, 0% dividend yield, 116.08% volatility, and expected life of five to ten years and will be charged to operations over the vesting terms of the options.

The summary terms of the issuances are as follows:

Exercise Price	Number of Options	Vesting Terms
$0.36	250,000	Immediately
0.40	1,000,000	Immediately
0.39	1,250,000	Immediately

Stock options outstanding and exercisable on March 31, 2018 are as follows:

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$0 – 0.25	1,056,786	6.18	1,056,786
$0.26 - 0.50	1,939,631	9.02	1,939,631
$0.51 – 0.75	1,820,112	8.43	1,820,112
$0.76 - 1.00	9,926,072	8.46	9,926,072
$1.01 - 2.00	629,164	8.36	629,164
	15,371,765		15,371,765

A summary of the stock option activity for the three months ended March 31, 2018 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	14,378,432	$0.76	8.48	$771,359
Grants	1,250,000	0.39	9.80
Exercised	(256,667)
Forfeiture/Canceled	--
Outstanding at March 31, 2018	15,371,765	0.73	8.37
Exercisable at March 31, 2018	15,371,765	$0.73	8.37	$156,299

The aggregate intrinsic value outstanding stock options was $156,299, based on options with an exercise price less than the Company’s stock price of $0.25 as of March 31, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

Due to a clerical error, MassRoots’ Annual Report on Form 10-K filed on April 17, 2018, as amended on April 30, 2018, stated that 2,454,761 options were canceled/expired for the twelve months ending December 31, 2017 and the options outstanding as of December 31, 2017 were 14,377,570. It should have stated that 2,863,715 options were canceled/expired for the twelve months ending December 31, 2017 and the options outstanding as of December 31, 2017 were 14,378,432. While we are correcting this error in this Quarterly Report on Form 10-Q and subsequent filings, we do not believe it has a material impact on our fiscal 2017 financial statements.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived historical data. The Company accounts for the expected life of options based on the contractual life of options for non-employees.

NOTE 11 – RELATED PARTY TRANSACTIONS

None.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

From April 1 to May 16, 2018, the Company issued an aggregate of 542,648 shares of common stock upon the cashless exercise of warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited financial statements and related notes contained in Part I, Item 1 of this Quarterly Report. Please also refer to the note about forward-looking information for information on such statements contained in this Quarterly Report immediately preceding Item 1.

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

Over the past five years, MassRoots has established itself as a leading technology company in the emerging cannabis industry, building a user-base of one million registered users, partnering with some of the most recognized brands in the industry and raising significant capital from institutional and private investors. Since inception, the Company has generated approximately $1.2 million in revenue.

Historically, we have focused on building a consumer-facing application and have not spent significant resources on developing our advertising portal for dispensaries. We are now focusing our efforts on generating recurring monthly revenue from our advertising portal while automating the processes and platform needed to deliver our underlying services. In December 2017, we began developing of what we believe will be an industry-defining advertising portal for dispensaries, enabling dispensaries to list their products on the MassRoots dispensary finder and view analytics of their local consumers. Starting in May 2018, MassRoots will charge dispensaries a minimum of $420 per month per location for access to its advertising portal with a twelve-month commitment.

With MassRoots’ wide-spread audience and following in some of the leading medical cannabis markets in the country, we believe our business portal will be well-received by our client base. According to ArcView Market Research, there are projected to be over 2,700 state-regulated dispensaries in the United States by 2020. Companies such as WeedMaps, Inc. and Leafly, Inc., which have a similar business model to MassRoots, are reported to be generating over $25 million in revenue per year.

In 2018, MassRoots has fully repaid its convertible debt and reduced its liabilities by more than $10 million while investing significant capital into the continued development of its platform. MassRoots’ has also reduced its operating expenses by more than $2 million during the first quarter of 2018 as compared to 2017 as we continue to focus on automation with technology rather than expansion of payroll.

In the summer of 2017, we began exploring the implementation of an initiative to reward users within our platform to incentivize user-growth, encourage quality revenues of strains and products and increase user engagement with businesses, and we have invested a considerable amount of resources to exploring the rewards initiative. Rewards models have created powerful loyalty programs and stimulated spending for airline, hotel, and credit card businesses. We believe that if we are able to implement such a rewards model, it could offer a market-defining competitive advantage.

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

Competitors

We compete with other cannabis information platforms such as WeedMaps and Leafly, which provide information with respect to dispensary locations, strain information, and news relating to the cannabis industry. We believe our primary competitive advantage is the community we have created and the significant reviews and data we have collected on key cannabis markets.

Blockchain Technology

In December 2017, we formed MassRoots Blockchain Technologies, Inc., a wholly-owned subsidiary of MassRoots, to explore how blockchain technology may be utilized in the cannabis industry.

Results of Operations

	For the three months ended
	31-Mar-18	31-Mar-17	$ Change	% Change
Gross revenue	$1,492	$134,741	$(133,249)	(98.9)%

Operating expenses	5,134,544	7,635,816	(2,501,272)	(32.8)%

Loss from Operations	(5,133,052)	(7,501,075)	2,363,023	31.6%

Other Income /(Expense)	(350,196)	53,898	(404,094)	(749.7)%

Net Loss	$(5,483,248)	$(7,447,177)	$1,963,929	26.4%

Net loss per share - basic and diluted	$(0.04)	$(0.09)	$-	-

Revenues

For the three months ended March 31, 2018 and 2017, we generated revenues of $1,492 and $134,741, respectively, a decrease of $133,249. During the first quarter of 2018, MassRoots was redeveloping its online advertising portal for businesses which is expected to launch in the second quarter of 2018.

Operating Expenses

For the three months ended March 31, 2018 and 2017, our operating expenses were $5,134,544 and $7,635,816, respectively, a decrease of $2,501,272. For the three months ended March 31, 2018, these decreases were mainly attributed to a decrease in stock-based compensation to our employees and key consultants which, for 2018, was $3,117,250 as compared to $5,231,003 for the same period last year (a non-cash decrease of $2,113,753). There was a decrease in payroll and related expenses of $426,130 as payroll and related expenses were $425,730 in 2018 as compared to $851,860 for the same period in 2017, and advertising expense decreased to $64,577 for 2018 from $193,431 expensed in 2017, a decrease of $128,854. For the three months ended March 31, 2018 and 2017, the Company recorded amortization of software costs of $97,265 and $0, respectively. This is primarily a result of MassRoots reducing its employee work-force and advertising activity.

Other Income (Expense)

For the three months ended March 31, 2018 and 2017, the Company recorded interest expense of $350,196 and $0, respectively, related-to the Company’s convertible debt issued in August 2017. As of March 31, 2018 the remaining notes payable had been paid in full. For the three months ended March 31, 2018, the Company had no gain or loss and a gain related to the fair value mark to market adjustments of its derivative liabilities, while recognizing a gain on its derivative liabilities of $53,898 during the same period as of March 31, 2017.

Net Loss

For the three months ended March 31, 2018 and 2017, we had net losses of $5,483,248 and $7,447,177, respectively, a decrease of $1,963,929, for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the three months ended March 31, 2018 and 2017 was $3,535,373 and $2,473,430, respectively. This increase was primarily caused by the utilization of $1,113,554 in cash to reduce accounts payable and other liabilities as compared to $221,846 during the same period in 2017. In addition, the Company made prepayments in cash of $534,961 during the three months ended March 31, 2018 as compared to $0 during the same period in 2017.

Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $0 and $122,052, respectively. These investing activities were related to the purchase of equipment for the three months ended March 31, 2017 of $30,722 and the purchase of an equity investment of $100,002 in HighTimes Holdings Corp., and we received $8,672 in connection with the acquisition of DDDigtal, LLC.

Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 was $3,008,562 and $4,449,700, respectively. During the three months ended March 31, 2018, these funds came mainly from sales of common stock while during the same period in 2017, these funds came mainly from warrant and option exercises.

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

Capital Resources

As of March 31, 2018, we had cash on hand of $674,776. We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report.

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2018 were not effective. Due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company’s controls and procedures were ineffective because the Company did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in the Company’s closing process not identifying all required adjustments and disclosures in a timely fashion. We expect that we will need to hire accounting personnel with the requisite knowledge to improve the levels of review of accounting and financial reporting matters. The Company may experience delays in doing so and any such additional employees would require time and training to learn the Company’s business and operating processes and procedures. For the near-term future, until such personnel are in place, this will continue to constitute a material weakness in the Company’s disclosure controls and procedures that could result in material misstatements in the Company’s financial statements not being prevented or detected.

To address the material weaknesses, we performed additional analysis and other procedures in an effort to ensure our financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)       Exhibit Index

No.	Description of Exhibit
10.1	CFO Services Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2018)
10.2	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2018)
10.3	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2018)
10.4	Membership Agreement between the Company and WeWork dated February 1, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2018)
10.5	Settlement and Lease Termination Agreement between the Company and Market Center Investors, LLC dated February 2, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2018)
10.6	Amended and Restated Simple Agreement for Future Tokes (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 2018)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSROOTS, INC.

Date: May 18, 2018	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2018	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer (Principal Financial and Accounting Officer)