Form 10-K/A
period 2017-12-31
MassRoots, Inc.
filed 2018-05-24
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $33,495,218.

Number of shares of common stock outstanding as of April 16, 2018 was 153,944,886.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed by MassRoots, Inc., a Delaware corporation (the “Company”) on April 17, 2018, as amended on April 30, 2018 (the “Original 10-K”). We are filing this Amendment to amend the description of our business set forth in Item 1, include additional risk factors in Item 1A, revise disclosure with respect to our business in Item 7 and amend the Notes to the Consolidated Financial Statements. Other than as specifically set forth herein, this Amendment continues to speak as of the date of the Original 10-K and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original 10-K. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original 10-K.

MASSROOTS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2017
TABLE OF CONTENTS

i

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

ii

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

Historically, we have focused on building a consumer-facing application and have not spent significant resources on developing our advertising portal for dispensaries. We are now focusing our efforts on developing our advertising portal so as to automate the processes and platform needed to deliver our underlying services. In December 2017, we began developing an advertising portal for dispensaries that will enable dispensaries to list their products on the MassRoots dispensary finder and view analytics of their local consumers. During the second quarter of 2018, we intend to launch an updated version of the portal and to charge dispensaries a minimum recurring monthly fee, per location, for access to the portal.

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

●	Users can create a profile by selecting a username and setting their password;

●	Users have the ability to follow other Users on our network which permits them to follow other Users’ posts which are displayed on their newsfeed;

●	Users have the ability to review strains and products based on factors including, but not limited to, quality. These reviews are displayed on product pages within the app and on the User’s profile;

●	Users have the ability to like, comment and report statuses from other Users. By “liking” a status, a User is indicating their approval of the post’s content. By commenting on a status, Users are free to voice their opinions or comments with respect to the post. By reporting a status, Users can flag content that violates our Terms and Conditions, including spam, harassing content, and posts or comments that appear to solicit the transaction of cannabis or other products;

●	Users have the ability to tag other Users and use hashtags to categorize posts. By using the “@” symbol followed by a username, Users can tag other Users in posts they want them to see or if such Users are included in the picture or post. By using the “#” followed by a categorical word, Users can categorize posts based on their content;

●	Users have the ability to post pictures with text captions or just text statuses;

●	Users have the ability to search for Users based on their username and the ability to search by hashtag to display all results within a particular category. Users can sort hashtag searches by their popularity or when they were posted; and

●	Users have the ability to set their profile to public or private. By setting their profile to public, any User on MassRoots’ apps will be able to see the public profile’s posts and follow the account. When a profile is private, another User must request to follow such account and the account owner must grant permission before they can view any of the account’s posts.

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

Blockchain Technologies

MassRoots Blockchain Technologies, Inc. (“MassRoots Blockchain”) was formed in December 2017 as a wholly-owned subsidiary of the Company to continue the Company’s efforts in exploring how new technologies may be utilized in the cannabis industry. Initially, we are focusing on blockchain technology for several reasons, including, but not limited to:

●	that it may enable better tracking of impressions, views, and interactions with posts, advertisements and dispensary listings;

●	that it has the potential to streamline the collection and organization of data while eliminating traditional security risks;

●	that it may provide a greater degree of reliability and accuracy with respect to data;

●	that it may allow us to implement an intelligent newsfeed to deliver high-quality and more relevant content to our Users;

●	that it may enable the development of contracts that are automatically executed when certain parameters are met;

●	that it has the potential to reduce friction in the cannabis market-place and save businesses valuable and resources; and

●	that it may provide greater transparency to government regulators.

In December 2017, we commenced the re-development of the MassRoots Business Portal, a platform where dispensaries and other industry participants, such as producers and other ancillary businesses, may advertise their goods and services. To date, we have used approximately $250,000 for the initial development of the MassRoots Business Portal, including features that allow for tracking of advertising impressions, enhanced targeting and serving of advertisements, as well as a program that would be designed to reward Users of the MassRoots platform for providing high quality reviews on cannabis strains and products. The development and implementation of these any other features, including the possible use of digital instruments, is currently contemplated to be made within the MassRoots App and platform, and is intended to generate the growth of Users of the MassRoots platform and stimulate the MassRoots platform’s overall activity.

All initial development has been outsourced to third party development firms and consultants. Specifically, we have outsourced the following services: software development services, including, but not limited to, web and mobile development services, blockchain development and integration services, and infrastructure development, automation, support and management services. During the second quarter of 2018, we intend to launch an updated version of the MassRoots Business Portal that includes certain features that use blockchain technology to track advertisement impressions. While we intend to launch an updated version of the MassRoots Business Portal there can be no assurance as to when, or if, we will complete development of a fully functional portal that utilizes features based upon such technology. As stated in “Risk Factors,” the development of features based upon the use of blockchain technology is subject to numerous risks and uncertainties, and there can be no assurance as to when, or if, any such features will be successfully developed, or that if developed, that they will be accepted or adopted. Further, the likelihood of our development and implementation of features based upon new technology must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the inception and development of a product or service based upon any such relatively new and developing technology.

While MassRoots Blockchain and the Company intend to devote resources to exploring the feasibility of developing these or other solutions, there can be no assurances that we will be successful in implementing such solutions, that any such solutions will be economically viable, or that any of them will result in the generation of User interest, participation or revenue.

We currently anticipate that MassRoots Blockchain and/or the Company will need to raise additional funds to continue to explore and develop potential uses and applications of blockchain technologies and uses for our business and other businesses in the cannabis industry; however, no assurance can be given that additional financing will be available on terms favorable to us, or at all.

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

The Cole Memo

On August 29, 2013, Deputy Attorney General James Cole issued a memo (the “Cole Memo”) in response to certain states passing measures to regulate the medical and adult-use of cannabis. In the Cole Memo, the Department of Justice made clear that marijuana remains an illegal drug under the Controlled Substances Act and that federal prosecutors will continue to aggressively enforce the statute. The Department of Justice identified eight enforcement areas that federal prosecutors should prioritize. Outside of such enforcement priorities, the federal government has traditionally relied on state and local authorities to address marijuana activity. The Cole Memo established several basic guidelines by which state- regulated cannabis businesses could operate to minimize the risk of intervention and enforcement by the Department of Justice. The guidelines focused on ensuring that cannabis did not cross state lines, keeping dispensaries away from schools and public facilities and strict-enforcement of state laws by regulatory agencies, among other priorities.

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

Current States with Laws Permitting the Medical or Adult Use of Cannabis

According to CNN Money, recreational marijuana is regulated in nine states and the District of Columbia and medical marijuana is regulated in 30 states. The states which have enacted such laws are listed below the following map:

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

Public Support for Regulation of Cannabis Increasing

A Quinnipiac poll conducted in February 2017 found that 93% of the American people supported regulating the medicinal use of cannabis, 59% supported regulating the adult-use of cannabis and 71% of Americans were opposed to federal government interference with state marijuana programs. These statistics continue the trend over the past decade toward public support for cannabis.

Market Conditions that Could Limit Our Business

Cannabis is a Schedule I controlled substance under Federal law and, as such, there are several factors that could limit our business operations including, but not limited to:

●	The Federal government and many private employers prohibit drug use of any kind, including cannabis, even where it is permissible under state law. Random drug screenings and potential enforcement of such employment provisions may significantly reduce the size of the potential cannabis market;

●	Enforcement of Federal law prohibiting cannabis occurs randomly and often without notice. This could scare many potential investors away from cannabis-related investments and makes it difficult to make accurate market predictions;

●	On January 4, 2018, the Department of Justice issued the Sessions Memo announcing a return to the rule of law and the rescission of previous guidance documents. The Sessions Memo rescinded the Cole Memo. Although there is no guarantee that additional states will pass measures to regulate cannabis use under state law, the Sessions Memo may further deter states from passing such measures. Furthermore, irrespective of the Sessions Memo, in many states, public support of regulation initiatives may not maintain enough support to pass. This is especially true when a supermajority is needed to pass measures, like in Florida where a state constitutional amendment permitting medical cannabis has been proposed, but requires 60% approval to pass. Changes due to the Sessions Memo and in voters’ attitudes and turnout have the potential to slow or stop the cannabis regulation movement and potentially reverse recent cannabis regulation victories;

●	There has been some resistance and negativity as a result of recent cannabis regulation at the state level, especially as it relates to drugged driving. The lack of clearly defined and enforced laws at the state level has the potential to sway public opinion against marijuana regulation; and

●	In the event that the Federal government does not enforce the Federal law prohibiting cannabis, state laws regarding the regulation of cannabis are being challenged through lawsuits. Lawsuits have been brought by private groups and local law enforcement officials. If these lawsuits are successful, state laws permitting cannabis sales may be overturned which will significantly reduce the size of the potential cannabis market and have a material adverse effect on our business.

Please see “Government Regulation” below for additional information.

Government Regulation

Marijuana is a categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. However, 30 states have passed state laws that permit doctors to recommend cannabis for medical-use and eight of those states and the District of Columbia have enacted laws that regulate the adult-use of cannabis for any reason. Because doctors are prohibited from prescribing a Schedule I controlled substance, the passage of a state medical marijuana does not necessarily guarantee the implementation of a regulated, commercial system through which patients can purchase cannabis products. This has created an unpredictable business-environment for dispensaries and collectives that operate under certain state laws but in violation of Federal law.

Cole Memo

On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under certain state laws, so long as:

●	cannabis is not being distributed to minors and dispensaries are not located around schools and public buildings;

●	the proceeds from sales are not going to gangs, cartels or criminal enterprises;

●	cannabis grown in states where it is legal is not being diverted to other states;

●	cannabis-related businesses are not being used as a cover for sales of other illegal drugs or illegal activity;

●	there is not any violence or use of firearms in the cultivation and sale of marijuana;

●	there is strict enforcement of drugged-driving laws and adequate prevention of adverse health consequences; and

●	cannabis is not grown, used, or possessed on Federal properties.

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

Pursuant to our currently existing Terms and Conditions:

●	Users must agree that they are located in a state where medical-use or adult-use of cannabis is regulated;

●	Users must be of age to consume cannabis in their particular state (18 or 21 years old, depending on the state);

●	Users may only post content that is in compliance with their state’s laws;

●	Users may not solicit or distribute cannabis through MassRoots unless they are a licensed dispensary;

●	Posting of any of the following materials to MassRoots is prohibited and will result in account termination:

●	Posting other drugs or substances, including prescription pain pills;

●	Posting of any violence or threat of violence;

●	Posting of any drugged-driving content; and

●	Posting of any copyright-protected content.

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

The Rohrabacher-Farr Amendment would appear to protect the right of the states to determine their own laws on medical cannabis use; however, the actual effects of the amendment are still unclear. The Rohrabacher-Farr Amendment did not remove the federal ban on medical cannabis and cannabis remains regulated as a Schedule I controlled substance. Further, the United States Department of Justice has interpreted the Rohrabacher-Farr Amendment as only preventing federal action that prevents states from creating and implementing cannabis laws - not against the individuals or businesses that actually carry out cannabis laws – and has continued to sporadically initiate enforcement actions against individuals or businesses participating in the cannabis industry despite such participation being regulated under state law. Whether this interpretation is appropriate is still being litigated, and, while an initial district court decision has not supported the Department of Justice’s interpretation, such decision is currently under appellate review. In addition, no matter what the interpretation is adopted by the courts, there is no question that the Rohrabacher-Farr Amendment does not protect any party not in full compliance with state medicinal cannabis laws.

The Rohrabacher-Farr Amendment represents one of the first times in recent history that Congress has taken action indicating support of medical cannabis. The Rohrabacher-Farr Amendment was renewed by Congress in 2015, 2016, 2017 and 2018 and is in effect until September 30, 2018.

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

Despite the development of a regulated cannabis industry under the laws of certain states, these state laws regulating medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that regulate its use. Although the prior administration determined that it was not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis, on January 4, 2018, the current administration issued the Sessions Memo announcing a return to the rule of law and the rescission of previous guidance documents. The Sessions Memo rescinds the Cole Memo which was adopted by the Obama administration as a policy of non-interference with marijuana-friendly state laws. The Sessions Memo shifts federal policy from a hands-off approach adopted by the Obama administration to permitting federal prosecutors across the country to decide how to prioritize resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is regulated. There can be no assurance that federal prosecutors will not prosecute and dedicate resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is regulated which may cause states to reconsider their regulation of marijuana which would have a detrimental effect on the marijuana industry. Any such change in state laws based upon the Sessions Memo and the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our stockholders.

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

Thirty states allow their citizens to use medical cannabis. In addition, the District of Columbia and eight states (Alaska, California, Colorado, the District of Columbia, Maine, Massachusetts, Nevada, Oregon and Washington) have regulated the sale of cannabis for adult use. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area including, but not limited to, the Sessions Memo. While there may be ample public support for legislative action, numerous factors impact the legislative process. For example, in November 2016, voters in Arizona rejected a ballot initiative that would have permitted the adult-use of cannabis. Further regulation attempts at the state level that create bad public policy could slow or stop further development of the cannabis industry. Any one of these or other factors could slow or halt use of cannabis, which would negatively impact our business.

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

Our business strategy is dependent on our ability to develop platforms and features to attract new businesses and users, while retaining existing ones. Staffing changes, changes in user behavior or development of competing platforms may cause Users to switch to alternative platforms or decrease their use of our platform. To date, our compliance platform is only in its beginning stages and has not gained widespread market adoption. There is no guarantee that companies and dispensaries will use these features and we may fail to generate revenue. Additionally, any of the following events may cause decreased use of our platform:

●	Emergence of competing platforms and applications;

●	Inability to convince potential companies to join our platform;

●	Technical issues on certain platforms or in the cross-compatibility of multiple platforms;

●	Potential securities breaches around our data;

●	A rise in safety or privacy concerns; and

●	An increase in the level of spam or undesired content on the network.

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

As discussed herein, as part of our agreement with Apple in connection with our application being returned to the Apple App Store, we agreed to limit registration of new members within our iOS application to the locations where cannabis is permitted under state law (medicinally or recreationally). This restriction prohibits users in several states and countries from accessing our network. Expansions of such policies by Apple, Google or Amazon may slow our user registration rate which may have a material adverse effect on our business and future prospects.

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

Our revenue could be adversely affected by a number of other factors including, but not limited to:

●	decreases in User engagement, including time spent on our website and mobile app;

●	our inability to improve our analytics and measurement solutions that demonstrate the value of our ads and other commercial content;

●	loss of market share to our competitors;

●	adverse legal developments relating to our business, including legislative and regulatory developments and developments in litigation, if any;

●	adverse media reports or other negative publicity involving us or other companies in our industry; and

●	the impact of macroeconomic conditions and conditions in the industry in general.

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

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we need to continuously:

●	Evaluate definitive business strategies, goals and objectives;

●	Maintain a system of management controls; and

●	Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

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

Risks Relating to Use of New Technology

Government regulation of the Internet, blockchain technology and cryptocurrency is evolving, and unfavorable changes could substantially harm us and our subsidiary.

We are subject to federal and state regulations and laws governing the Internet, blockchain technology and e-commerce. Existing and future laws and regulations may impede the growth of the Internet, blockchain technology and e-commerce and/or other online services, and may increase the cost of providing online services. Changes in regulations and laws may effect sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, intellectual property rights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. In addition, many governments and regulatory agencies have not established specific regulations pertaining to blockchain technology and other instruments that use such technology and no assurance can be given that such governments or regulatory authorities will not implement adverse changes to laws and regulations. Any such changes to federal and state regulations and laws may harm our and our subsidiary’s business and results of operations.

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

The development and acceptance of digital instruments is subject to a variety of factors which are difficult to evaluate.

We may explore the use of digital instruments for use in connection with our platform or programs; however, there can be no assurance that we will adopt or use any such instruments, or be successful in doing so. The development and use of such instruments is subject to a variety of factors that are difficult to evaluate including, but not limited to:

●	the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the development of a new product or service based upon relatively new and developing technology;

●	the acceptance and use of the new technology by consumers;

●	regulation by governmental and quasi-governmental agencies;

●	the maintenance and development of the protocols for the new technology;

●	generic economic conditions and the regulatory environment relating to the new technology; and

●	the availability and popularity of other forms or methods of buying and selling goods and services.

The slowing or stopping of the development, general acceptance, adoption and usage of digital instruments or compliance with regulations by governmental and quasi-governmental agencies may deter or delay the acceptance of such instruments.

The potential application of U.S. laws with respect to traditional investment securities to digital instruments is unclear.

The use of digital instruments is novel and the application of U.S. federal and state securities laws is unclear in many respects. Specifically, regulation with respect to such instruments is currently undeveloped, likely to evolve, may vary significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of the use of digital instruments, the technology behind them or the means of transaction in or transferring them. In the event that securities laws restrict the ability for digital instruments to be transferred in a manner similar to traditional investment securities, this would have a material adverse effect on the value of such instruments, which could result in a material impact on the use of such instruments as a possible means to provide rewards on the MassRoots platform.

Our failure to comply with any laws, rules and regulations, some of which may not exist yet or that are subject to interpretations that may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines. The effect of any future regulatory change is impossible to predict, but such change could be substantial and materially adverse to the adoption and value our new technology, when and if developed, accepted and adopted.

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

For as long as we remain an “emerging growth company”, as defined in the Jumpstart (“JOBS”) Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act") and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these and other exemptions until we are no longer an "emerging growth company". In addition, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

As of the date of this Annual Report, members of our management team beneficially own approximately 13.35% of our outstanding common stock. As a result, management may have the ability to control substantially all matters submitted to our stockholders for approval including:

●	election and removal of our directors;

●	amendment of our Certificate of Incorporation or Bylaws; and

●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

If our proposal to adopt the Second Amended and Restated Certificate of Incorporation is adopted by a majority of our outstanding voting capital stock at our 2018 annual meeting of stockholders, the Second Amended and Restated Certificate of Incorporation will contain an exclusive forum provision with respect to all Internal Corporate Claims, which may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable and discourage lawsuits against us or our current or former directors or officers and/or stockholders in such capacity.

Our proposed Second Amended and Restated Certificate of Incorporation provides that all Internal Corporate Claims must be brought solely and exclusively in the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction, the Superior Court of the State of Delaware, or, if such other court does not have jurisdiction, the United States District Court for the District of Delaware). If our proposed Second Amended and Restated Certificate of Incorporation is adopted by a majority of our outstanding voting capital stock at our 2018 annual meeting of stockholders, then all of our stockholders will be subject to the exclusive forum provision of the Second Amended and Restated Certificate of Incorporation. The exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes based upon Internal Corporate Claims, which may discourage lawsuits against us or our current or former directors or officers and/or stockholders in such capacity. In addition, if a court were to find this exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur costs associated with resolving the dispute in other jurisdictions, which could have a material adverse effect on our business and operations.

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

Recent Sales of Unregistered Securities

From September 2017 until January 2018, we entered into Simple Agreement for Future Tokens, as amended and restated on February 13, 2018 (the “Amended and Restated Agreements”) with ten investors pursuant to which the Company received an aggregate of $942,500. Pursuant to the Amended and Restated Agreements, the investors will receive digital instruments in MassRoots Blockchain Technologies, Inc., a Delaware company and wholly-owned subsidiary of the Company (“MassRoots Blockchain”). The digital instruments will be issuable to the investors upon the public sale of digital instruments of MassRoots Blockchain (the “Qualifying Sale”), if and when such event occurs. Upon occurrence of such event, investors will be entitled to receive such number of digital instruments equal to the amount invested by the investor divided by the Discount Price. “Discount Price” means the price per digital instruments sold in the Qualifying Sale divided by the Discount Rate. “Discount Rate” means 50%. The Amended and Restated Agreements terminate upon either (i) the issuance of the digital instruments to the investors or (ii) the payment, or setting aside for payment, of amounts due the investor upon the occurrence of a Dissolution Event. “Dissolution Event” means (i) a voluntary termination of operations of the Company, (ii) a general assignment for the benefit of the Company’s creditors or (iii) any other liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. As disclosed in “Risk Factors - Risks Relating to Digital Instruments,” the development and use of digital instruments, such as those issuable upon a Qualifying Sale, is uncertain and novel, and the application of U.S. federal and state securities laws is unclear in many respects. Accordingly, no assurance can be given as to when, if ever, such digital instruments will be developed or issued. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Regulation D thereunder, as a transaction by an issuer not involving a public offering.

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

Historically, we have focused on building a consumer-facing application and have not spent significant resources on developing our advertising portal for dispensaries. We are now focusing our efforts on developing our advertising portal so as to automate the processes and platform needed to deliver our underlying services. In December 2017, we began developing an advertising portal for dispensaries that will enable dispensaries to list their products on the MassRoots dispensary finder and view analytics of their local consumers. During the second quarter of 2018, we intend to launch an updated version of the portal and to charge dispensaries a minimum recurring monthly fee, per location, for access to the portal.

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

Results Of Operations For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	For the Fiscal Year ended
	31-Dec-17	31-Dec-16	$ Change	% Change
Gross revenue	$319,242	$701,581	$(382,339)	(54.5)%

Operating expenses	37,123,202	14,303,960	22,819,242	159.5%

Loss from Operations	(36,803,960)	(13,602,379)	(23,201,581)	170.6%

Other Income /(Expense)	(7,585,609)	(4,427,745)	(3,157,864)	71.3%

Net Loss	$(44,389,569)	$(18,030,124)	$(26,359,445)	146.20%

Net loss per share - basic and diluted	$(0.46)	$(0.34)	$ N/A	N /A

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

MassRoots’ other general and administrative expenses increased to $5,164,438 during fiscal year 2017 from $3,644,881 in fiscal year 2016, an increase of $1,519,557. This increase was mainly attributed to the following:

●	Legal expenses increased during the year ended December 31, 2017 to $417,347 from $295,325 during the year ended December 31, 2016. This increase was primarily a result of additional costs associated with our acquisition of Odava and management changes that occurred during the fourth quarter of 2017.

●	Independent contractor expenses increased from $72,183 during fiscal year 2016 to $567,114 during fiscal year 2017 due to increased use of development-related independent contractors.

●	During fiscal year 2017, MassRoots incurred $2,121,287 in consulting and accounting related expenses as compared to $2,112,690 in fiscal year 2016. This increase was primarily caused by increased investor relations and other professionals in establishing a market for our common stock.

●	Travel and related expenses increased to $718,693 in fiscal year 2017 from $188,723 during the same period in 2016. Over the course of the year, the MassRoots’ team attended over 50 conferences and hundreds of meetings with cannabis related businesses that have built the relationships necessary for our Company to grow.

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

On September 27, 2017, we received aggregate gross proceeds to the Company of $420,000 in connection with the sale to two investors of a right to receive digital instruments at a 50% discount, if the Company conducts a public sale of such digital instruments on or before November 30, 2017, which has since been extended to April 30, 2018. The $420,000 is included in amounts due in small loans at December 31, 2017.

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

Changes in Nominating Procedures

None.

Section 16 Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our outstanding shares of common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership in our common stock and other equity securities. Such persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of copies of the reports received by us or written representations from certain Reporting Persons that no other reports were required, we believe that during the fiscal year ended December 31, 2017, all filing requirements applicable to the Reporting Persons were timely met except:

●	Steven Osborn, Charles Blum, Nathan Shelton and Cecil Kyte failed to file their initial Form 3 in a timely manner.

●	George Pullar failed to file his initial Form 3 and his Form 4 in a timely manner resulting in the failure to timely report one transaction.

●	Jesus Quinetero failed to file his Form 4 in a timely manner resulting in the failure to timely report one transaction.

●	Ean Seeb failed to file two Form 4s in a timely manner resulting in the failure to timely report two transactions.

●	Vincent Keber failed to file two Form 4s in a timely manner resulting in the failure to timely report two transactions.

●	Terence Fitch failed to file his Form 4 in a timely manner resulting in the failure to timely report one transaction.

●	Scott Kveton failed to file his Form 4 in a timely manner resulting in the failure to timely report one transaction.

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

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards (1) $		Option Awards (1) $		Non-Equity Incentive Plan Compensation $	All Other Compensation $	Total $
Isaac Dietrich	2017	96,971	$190,659			—		—	—	287,630
Chief Executive Officer, Director	2016	107,917	—	—		—		—	—	107,917

Daniel Hunt	2017	94,222	—	174,000	(2)	683,113	(3)	—	—	951,335
former Chief Operating Officer (4)	2016	104,377	—	178,000	(2)	777,195	(3)(14)	—	—	1,059,572

Lance Galey	2017	117,742	—	102,000	(15)	868,346	(3)(13)	—	—	1,088,088
former Chief Technology Officer (5)	2016	10,000	—	204,000	(15)	84,055	(3)(13)	—	—	298,055

Scott Kveton	2017	33,692	—	899,000	(9)	—		—	20,000	972,692
former Chief Executive Officer (6)	2016	—	—	—		—		—	—	—

Steven Osborn	2017	57,442	—	173,698	(10)	—		—	—	231,140
former Chief Technology Officer (7)	2016	—	—	—		—		—	—	—

George Robert Pullar	2017	96,769	—	209,240	(11)	415,899	(12)	—	100,000	821,908
former Chief Financial Officer (5)	2016	—	—	—		—		—	—	—

(1)	These amounts are the aggregate fair value of the equity compensation incurred by the Company for payments to executives during the fiscal year. The aggregate fair value is computed in accordance with FASB ASC Topic 718. The fair market value was calculated using the Black-Scholes options pricing model. Assumptions underlying the valuation of each specific award are included in Note 9 of our Financial Statements included in this Annual Report on Form 10-K.
(2)	On December 14, 2015, the Company’s Compensation Committee approved the grant of 200,000 unvested restricted shares to Mr. Hunt. However, pursuant to the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), the grant would not occur until stockholder’s approved such plan, which occurred in January 2016 (as described further in the section below entitled “Our Equity Incentive Plans”). As such, this grant was included as compensation for Mr. Hunt in fiscal year 2016 and 2017. Upon Mr. Hunt’s resignation as Chief Operating Officer in July 2017, all stock awards were fully vested.

(3)	On December 19, 2016, the Company granted each to Mr. Hunt and Mr. Galey 1,000,000 options to purchase the Company’s common stock at $0.86 per share for ten years, vesting over the course of one year. In the second quarter of 2017, the Company’s Compensation Committee accelerated the vesting of these options such that the options vested immediately in full.
(4)	Resigned as Chief Operating Officer on July 9, 2017.
(5)	Resigned as Chief Technology Officer on July 22, 2017.
(6)	Appointed as Chief Executive Officer on October 16, 2017 and resigned on December 13, 2017.
(7)	Appointed as Chief Technology Officer on October 16, 2017 and resigned on January 8, 2018.
(8)	Appointed as Chief Financial Officer on December 21, 2016 and resigned on August 28, 2017.
(9)	On July 18, 2017 and July 19, 2017, the Company’s Compensation Committee approved the grant of 50,000 and 1,500,000 unvested restricted shares to Mr. Kveton, respectively. Upon Mr. Kveton resignation as Chief Executive Officer in December 2017, stock awards were fully vested.
(10)	On July 18, 2017 and July 19, 2017, the Company’s Compensation Committee approved the grant of 50,000 vested and 1,000,000 unvested restricted shares to Mr. Osborn, respectively. Upon Mr. Osborn resignation as Chief Technology Officer in January 2018, stock awards were fully vested.
(11)	On August 23, 2017, the Company’s Compensation Committee approved the grant of 250,000 and vested restricted shares to Mr. Pullar. On January 3, 2017, the Company’s Compensation Committee approved the grant of 100,000 unvested restricted shares to Mr. Pullar, which vested immediately upon his resignation in August 2017.
(12)	On December 21, 2017, the Company’s Compensation Committee approved the grant of 425,000 options to purchase shares of Common Stock including (i) 250,000 options to purchase shares of Common Stock vesting in one (1) year and (ii) up to 175,000 options to purchase shares of Common Stock, upon meeting specified EBITDA thresholds. Upon Mr. Pullar resigning from his position in August 2017, all options were vested.
(13)	On November 3, 2016, the Company’s Compensation Committee approved the grant of 600,000 options to purchase shares of Common Stock vesting over one year to Mr. Galey. In the second quarter of 2017, the Company’s Compensation Committee accelerated the vesting of these options such that the options vested immediately in full.
(14)	On December 10, 2015, the Company’s Compensation Committee approved the grant of 800,000 options to purchase shares of Common Stock vesting on the completion of certain milestones to Mr. Hunt. In the second quarter of 2017, the Company’s Compensation Committee accelerated the vesting of these options such that the options vested immediately in full.
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

Except Lance Galey, George Robert Pullar, Scott Kveton, and Daniel Hunt each of who’s awards were accelerated, at no time during the periods listed in the above tables, with respect to any named executive officers, was there:

●	any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

●	any non-equity incentive plan award made to a named executive officer;

●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

●	any payment for any item to be included under All Other Compensation (column (i)) in the Summary Compensation Table.

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

	Number of Shares Beneficially Owned		Percentage Beneficially Owned

Directors and Named Executive Officers
Isaac Dietrich	17,738,831	(1)	11.52%
Charles R. Blum	500,000	(2)	*
Cecil Kyte	1,500,000	(3)	*
Graham Farrar	500,000	(4)	*
Jesus Quintero	320,075		*
All directors and named executive officers as a group (5 persons)	20,558,906		13.35%

(1)	Includes 17,738,831 shares of common stock. Excludes warrants to purchase up to 85,000 shares of common stock. The forgoing warrants contains an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.
(2)	Includes (i) 250,000 shares of common stock and (ii) an option to purchase up to 250,000 shares of common stock.
(3)	Includes (i) 750,000 shares of common stock and (ii) an option to purchase up to 750,000 shares of common stock.
(4)	Includes (i) 250,000 shares of common stock and (ii) an option to purchase up to 250,000 shares of common stock.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(b) Exhibit Index

No.	Description
2.1	Plan of Reorganization, dated March 18, 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
2.2	Agreement and Plan of Merger between MassRoots, Inc. and Whaxy Inc. and DDDigtal Inc. and Zachary Marburger and the Stockholders of DDDigtal Inc., dated December 15, 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 16, 2016)
2.3	Agreement and Plan of Merger between MassRoots, Inc. and MassRoots Compliance Technology, Inc. and Odava, Inc. and Scott Kveton and the Stockholders of Odava, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 5, 2017)
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.3	Bylaws of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.4	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017)
4.1	Form of Common Stock Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.1+	2014 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.2+	2015 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016)
10.3	Form of Warrant dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.4	Form of Convertible Debenture Agreement dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.5	Form of Debenture Registration Rights Agreement dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.6	Form of Warrant dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.7	Form of Subscription Agreement from September 15, 2014 to the March 11, 2015 Private Placement (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016)
10.8	Form of Warrant in September 15, 2014 to March 11, 2015 Private Placement (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016)

10.9	Form of Subscription Agreement from April 1, 2015 through April 17, 2015 Private Placement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 17, 2015)
10.10	Form of Subscription Agreement from June 10, 2015 through July 13, 2015 Private Placement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2015)
10.11	Form of Warrant utilized by Service Providers (Incorporated by reference our Registration Statement on Form S-1 filed with the SEC on April 11, 2016)
10.12	Form of Subscription Agreement dated November 2015 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1/A filed with the SEC on October 7, 2015)
10.13	Form of Warrant dated November 2015 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1/A filed with the SEC on October 7, 2015)
10.14	Form of Note in dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.15	Form of Warrant dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.16	Form of Security Agreement dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.17	Form of Securities Purchase Agreement dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.18+	2016 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder. (Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2016)

10.19	2017 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Definitive Schedule 14C Information Statement filed with the SEC on December 9, 2016)
10.20	Form of Joinder Agreement to Agreement and Plan of Merger made by each stockholder of Odava, Inc. and agreed to and acknowledged by MassRoots, Inc. and MassRoots Compliance Technology, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 5, 2017)
10.21	Form of Subscription Agreement dated July 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.22	Form of Warrant dated July 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.23	Form of Note dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.24	Form of Warrant dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.25	Form of Securities Purchase Agreement dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.26	Form of Security Agreement dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.27	Form of Amended and Restated Simple Agreement for Future Tokens (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on February 14, 2018)
10.28	Form of Director Separation Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.29	Form of Warrant dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.30	Form of Mutual Release and Non-Disparagement Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.31	Form of Separation Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.32	Employment Agreement by and between the Company and Isaac Dietrich (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.33	Form of Warrant dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2017)
10.34	Form of Subscription Agreement dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2017)
10.35	CFO Services Agreement by and between the Company and Jesus Quintero (Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on January 22, 2018)
10.36	Form of Securities Purchase Agreement dated January 31, 2018 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2018)
10.37	Form of Warrant dated January 31, 2018 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2018)
10.38	Membership Agreement between the Company and WeWork (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 5, 2018)
10.39	Settlement and Lease Termination Agreement between the Company and Market Center Investors, LLC (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 5, 2018)

14.1	Code of Ethics of the Company (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 1, 2015)
22.1	List of Subsidiaries (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 17, 2018)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document****
101.SCH**	XBRL Taxonomy Schema****
101.CAL**	XBRL Taxonomy Calculation Linkbase****
101.DEF**	XBRL Taxonomy Definition Linkbase****
101.LAB**	XBRL Taxonomy Label Linkbase****
101.PRE**	XBRL Taxonomy Presentation Linkbase****

* filed herewith.

** furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of May, 2018.

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

Signatures	Title	Date

/s/ Isaac Dietrich	Chief Executive Officer (Principal Executive Officer),	May 23, 2018
Isaac Dietrich	Chairman of the Board of Directors

/s/ Jesus Quintero	Chief Financial Officer	May 23, 2018
Jesus Quintero	(Principal Financial and Accounting Officer)

/s/ Charles R. Blum	Director	May 23, 2018
Charles R. Blum

/s/ Cecil Kyte	Director	May 23, 2018
Cecil Kyte

/s/ Graham Farrar		May 23, 2018
Graham Farrar	Director

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Odava, Inc.

On July 5, 2017, the Company entered into an Agreement and Plan of Merger (the “July 2017 Merger Agreement”) with MassRoots Compliance Technology, Inc., a wholly-owned subsidiary of the Company (“MCT”), Odava, Inc., a Delaware corporation (“Odava”), and Scott Kveton, an individual acting solely in his capacity as a stockholder representative of Odava. Pursuant to the July 2017 Merger Agreement, the parties agreed to merge MCT with and into Odava, whereby Odava survived as a wholly-owned subsidiary of MassRoots (the “Odava Merger”). The primary reason for this combination was the acquisition of Whaxy’s point-of-sale software for dispensaries, which MassRoots planned to offer as an additional service to its clients.

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

The Company primarily generates revenue by charging businesses to advertise on the network. The Company has the ability to target advertisements directly to a clients’ target audience, based on their location, on their mobile devices. In cases where clients sign advertising contracts for an extended period of time, the Company only realizes revenue for services provided during that quarter and defers all other revenue to future periods.

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The Company adopted the provisions of ASC 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of December 31, 2017 and December 31, 2016:

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$9,493,307	$-	$-	$9,493,307

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,301,138	$-	$-	$1,301,138

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended December 31, 2017:

Balance, January 1, 2016	-
Transfers in to Level 3:	2,720,375
Transfers out due to conversions and payoffs	(2,001,149)
Mark to market to December 31, 2016	581,912
Balance, December 31, 2016	$1,301,138
Loss on change in warrant and derivative liabilities for the year ended December 31, 2016	$(581,912)

Balance, January 1, 2017	$1,301,138
Transfers in due to issuance of liability warrants in connection with sale of common stock	1,003,870
Transfers in due to issuance of convertible notes and warrants with embedded conversion and
reset options	798,431
Transfers out due to warrant exercise	(610,967)
Mark to market to December 31, 2017	7,000,835
Balance, December 31, 2017	$9,493,307
Loss on change in warrant liabilities for the twelve months ended December 31, 2017	$(7,000,835)

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

NOTE 10 – WARRANTS

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Warrants outstanding and exercisable at December 31, 2017 are as follows:

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.20	17,855,500	4.69	17,855,500
0.40	10,250,000	4.84	10,250,000
0.50	936,670	2.25	936,670
0.60	50,000	2.25	50,000
0.83	100,000	3.10	100,000
0.90	5,070,002	1.63	5,070,002
1.00	372,000	0.25	372,000
1.06	146,200	0.98	146,200
3.00	407,475	0.86	407,475
	35,187,847		35,187,847

A summary of the warrant activity for the twelve months ended December 31, 2017 is as follows:

		Weighted-	Weighted- Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2016	9,018,609	$0.42	2.26	$6,857,509
Grants	13,164,340	0.72	2.51
Exercised	(6,734,893)	0.25
Forfeited/Cancelled	-
Outstanding at December 31, 2016	15,448,056	$0.81	2.4	$4,225,936
Grants	28,105,500	0.27	4.2	-
Exercised	(7,728,209)	0.68
Forfeited/Cancelled	(637,500)	0.62
Outstanding at December 31, 2017	35,187,847	$0.41	2.3	$9,314,959

Vested and expected to vest at December 31, 2017	35,187,847	$0.41	2.3	$9,314,959
Exercisable at December 31, 2017	35,187,847	$0.41	2.3	$9,314,959

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Stock options outstanding and exercisable on December 31, 2017 are as follows:

Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options Exerciseable
$0.10	1,056,786	6.43	1,056,786
$0.50	689,631	7.74	689,631
$0.51 - 0.75	2,076,779	8.69	1,996,779
$0.76 - 1.00	9,926,072	8.70	9,233,070
$1.01 - 2.00	629,164	8.61	629,164
	14,378,432		13,605,430

A summary of the stock option activity for the twelve months ended December 31, 2017 is as follows:

		Weighted-	Weighted- Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2015	5,625,000	$0.59	9.30
Grants	9,958,031	0.78	9.84
Exercised	(636,780)	0.50	8.80
Forfeiture/Cancelled	(122,093)	0.55	8.80
Outstanding at December 31, 2016	14,824,158	$0.52	9.37	$4,566,717
Grants	2,854,000	0.50	9.60	-
Exercised	(436,011)	0.16	8.80
Forfeiture/Canceled	(2,863,715)	$0.73	8.80	-
Outstanding at December 31, 2017	14,378,432	$0.76	8.48	$771,359
Exercisable at December 31, 2017	13,605,430	$0.76	8.50	$646,109

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

The Company’s deferred taxes as of December 31, 2017 and 2016 consist of the following:

	2017	2016
Non-Current deferred tax asset:
Net operating loss carry-forwards	11,090,000	4,946,000
Valuation allowance	(11,090,000)	(4,946,000)
Net non-current deferred tax asset	-	-

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

