Form 10-Q
period 2018-06-30
MassRoots, Inc.
filed 2018-08-20
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-55431

MASSROOTS, INC.
(Exact name of business as specified in its charter)

Delaware	46-2612944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7083 Hollywood Blvd, Office 4084 Los Angeles, CA	90028
(Address of principal executive offices)	(Zip code)

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

As of August 16, 2018, there were 163,017,534 shares of the registrant’s common stock issued and outstanding.

i

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASSROOTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$15,948	$1,201,587
Prepaid expenses	116,408	16,556
TOTAL CURRENT ASSETS	132,356	1,218,143

Property and equipment - net	43,553	55,146

OTHER ASSETS
Investments	403,249	403,249
Software Cost, net of amortization of $596,176 and $389,459	656,824	863,941
Deposits and other assets	36,000	33,502
Total Other Assets	1,096,073	1,300,692

TOTAL ASSETS	1,271,982	2,573,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	160,708	1,257,783
Accrued payroll and related	2,992,562	1,601,232
Advances	933,500	800,394
Convertible notes payable, net of debt discount of $0 and $248,009	-	796,991
Derivative liability	-	9,493,307
TOTAL CURRENT LIABILITIES	4,086,770	13,949,707

TOTAL LIABILITIES	4,086,770	13,949,707

STOCKHOLDERS’ DEFICIT
Blank check preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001par value, 500,000,000 shares authorized; 155,787,534 and 112,165,839 shares issued and outstanding	155,788	112,166
Common stock to be issued, 130,000 and 12,572,500 shares, respectively	130	12,573
Additional paid in capital	70,209,463	63,315,749
Subscriptions receivable	-	(564,000)
Accumulated deficit	(73,180,169)	(74,252,214)
TOTAL STOCKHOLDERS’ DEFICIT	(2,814,788)	(11,375,726)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,271,982	$2,573,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

REVENUES	$2,237	$142,873	$3,729	$277,614

OPERTING EXPENSES
Advertising	367,974	368,812	432,551	562,243
Payroll and related expense	1,403,253	1,069,276	1,828,983	1,921,136
Stock based compensation	75,398	9,140,970	3,192,648	14,371,973
Other general and administrative expenses	935,778	1,567,556	2,365,501	2,927,078
Amortization of Software costs	109,852	-	207,117	-
Total General and Administrative expenses	2,892,255	12,146,614	8,026,800	19,782,430

(LOSS) FROM OPERATIONS	(2,890,018)	(12,003,741)	(8,023,071)	(19,504,816)

OTHER INCOME (EXPENSE)
Gain on sale of securities	-	75,000	-	75,000
Gain on change in fair value of derivative liabilities	-	298,087	-	351,985
Interest expense	(47,996)	-	(398,191)	-
Total Other Income (Expense)	(47,996)	373,087	(398,191)	426,985

Net Loss before Income Taxes	(2,938,014)	(11,630,654)	(8,421,262)	(19,077,831)

Provision for Income taxes (benefit)	-	-	-	-

NET (LOSS)	$(2,938,014)	$(11,630,654)	$(8,421,262)	$(19,077,831)

Net loss per common share-basic and diluted	$(0.02)	$(0.13)	$(0.06)	$(0.22)

Weighted average common shares outstanding-basic and diluted	154,576,286	91,784,190	148,240,344	86,057,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

	Common Stock		Common Stock to be Issued		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total
Balance as of December 31, 2017	112,165,839	$112,166	12,572,500	$12,573	$63,315,749	$(564,000)	$(74,252,214)	$(11,375,726)

Reclassify fair value of derivative liabilities to retained earnings	-	-	-	-	-	-	9,493,307	9,493,307

Issuance of common stock previously to be issued	14,362,500	14,363	(14,362,500)	(14,363)	-	564,000	-	564,000

Common stock shares to be retired in 2018	(1,790,000)	(1,790)	1,790,000	1,790	-	-	-	-

Common stock issued upon conversion of debentures	3,742,648	3,743	-	-	632,507	-	-	636,250

Sale of common stock	13,700,000	13,700	-	-	2,726,300	-	-	2,740,000

Common shares issued upon cashless exercise of options	95,134	95	-	-	(95)	-	-	-

Common shares issued upon cashless exercise of warrants	7,647,413	7,647	-	-	(7,647)	-	-	-

Common stock issued upon exercise of warrants for cash	1,370,000	1,370	-	-	321,630	-	-	323,000

Common stock issued for services	4,494,000	4,494	-	-	2,425,853	-	-	2,430,347

Share based compensation	-	-	-	-	762,301	-	-	762,301

Common shares issued in lieu of interest expense	-	-	130,000	130	32,865	-	-	32,995

Net Loss	-	-	-	-	-	-	(8,421,262)	(8,421,262)

Balance as of June 30, 2018	155,787,534	$155,788	130,000	$130	$70,209,463	$-	$(73,180,169)	$(2,814,788)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS

(UNAUDITED)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,421,262)	$(19,077,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	222,532	11,934
Stock based compensation	3,192,648	11,691,085
Interest and amortization of debt discount	383,192
Gain on sale of securities	-	(75,000)
Change in fair value of re-priced and modified options	-	2,680,888
Change in fair value of derivative liabilities	-	(351,985)
Changes in operating assets and liabilities
Accounts receivables	-	6,889
Prepaid and other	(99,852)	-
Advance settlement	(10,394)	-
Security deposit	(2,498)	-
Deferred revenue	-	(27,010)
Accounts payable and other liabilities	294,255	(63,039)
Net Cash used in operating activities	(4,441,379)	(5,204,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition of DDDigtal LLC	-	8,672
Proceeds from sale of securities	-	250,000
Purchase of equity investment	-	(100,002)
Purchase of Property and Equipment	(3,822)	(56,041)
Net Cash used in investing activities	(3,822)	102,629

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	-	35,000
Proceeds from common stock sales	3,304,000	-
Proceeds from exercise of warrants	323,000	4,723,197
Repayment of advance	(360,000)	-
Proceeds from advances	503,500	-
Repayment of loans	(510,938)	-
Net cash provided by financing activities	3,259,562	4,758,197

NET DECREASE IN CASH	(1,185,639)	(343,243)

Cash, beginning of period	1,201,587	374,490

Cash, end of period	$15,948	$31,247

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$15,000	$-
Cash paid during period for taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in settlement of debt	$636,250	$108,100
Proceeds received from subscriptions receivable	$564,000	$-
Common stock issued to acquire DDDigtal LLC	$-	$2,883,220
Net assets acquired from acquisition of DDDigtal LLC	$-	$15,588
Reclassification of derivative liability to equity upon warrant exercise(s)	$-	$610,967
Derivative liability reclassed to retained earnings	$9,493,307	$-
Interest settled with common stock	$32,995	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MassRoots, Inc. (“MassRoots” or the “Company”) has created a technology platform for the cannabis industry focused on enabling users to share their cannabis content, follow their favorite dispensaries, and stay connected with the legalization movement. The Company was incorporated in the State of Delaware on April 26, 2013.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Our consolidated financial statements include the accounts of DDDigtal, Inc., Odava, Inc., and MassRoots Blockchain Technologies, Inc. All intercompany transactions were eliminated during consolidation.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2018, the Company had cash of $15,948 and working capital deficit (current liabilities in excess of current assets) of $2,814,788. During the six months ended June 30, 2018, the Company used net cash in operating activities of $4,441,379. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

During the six months of 2018, the Company received $323,000, $3,304,000, $106,000 and $397,500 approximately from the exercise of common stock warrants, sale of common stock, issuances of debt notes, and proceeds from simple agreements for future tokens, respectively. The Company does not have cash sufficient to fund operations for the next fiscal year.

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

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities Exchange Commission (“SEC”) Form 10-Q and Article 8 of Regulation S-X of the Securities Act of 1933, and reflect the accounts and operations of the Company and those of our subsidiaries..

MASSROOTS, INC.

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, the accompanying interim unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial position of the Company as of June 30, 2018, the unaudited condensed consolidated results of operations for the three and six months ended June 30, 2018 and 2017, and the unaudited condensed consolidated results of cash flows for the six months ended June 30, 2018 and 2017 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K/A filed with the SEC on April 29, 2018. The December 31, 2017 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017, filed with the SEC on April 29, 2018. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

MASSROOTS, INC.

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

Inter-company transactions, balances and unrealized gains on transactions between MassRoots’ companies are eliminated. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. For the three months ended June 30, 2018 and 2017, the company charged to operations $367,974 and $368,812, respectively, as advertising expense. For the six months ended June 30, 2018 and 2017, respectively, the company charged to operations $432,551 and $562,243 as advertising expense.

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

Notes to Condensed Financial Statements

June 30, 2018

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

The computation of basic and diluted income (loss) per share, for the three and six months ended June 30, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2018	June 30, 2017
Options to purchase common stock	15,371,765	17,248,942
Warrants to purchase common stock	34,626,339	7,793,847
Totals	49,998,104	25,042,789

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

FASB ASU 2017-01 (Topic 805), “Business Combinations: Clarifying the Definition of a Business” – Issued in January 2017, ASU 2017-01 revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance was effective for the Company in the first fiscal quarter of 2018. The Company believes the standard does not have a material impact on our consolidated financial statements and related disclosures.

FASB ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” – Issued in August 2016, the amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, “Statement of Cash Flows”. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted this guidance and does not believe it materially impacts its consolidated financial statements and related disclosures.

MASSROOTS, INC.

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

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

FASB ASU No. 2014-15, “Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements” - Issued August 2014, this update provides an explicit requirement for management to assess an entity’s ability to continue as an ongoing concern, and to provide related footnote disclosures in certain circumstances.

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

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

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

FASB issued ASU 2017-11, Earnings Per Share (“ASC 260”), Distinguishing Liabilities from Equity (“ASC 480”), and Derivatives and Hedging (“ASC 815”) -- Adopted in July 2017, ASU No. 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. The Company has adopted ASU No. 2017-11 effective for the Company on January 1, 2018. The adoption of ASU No. 2017-11 has eliminated the derivative liabilities from the Company’s financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – INVESTMENTS

As of June 30, 2018, the carrying value of our investments in privately held companies totaled $403,249. These investments are accounted for as cost method investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities.

During the twelve months ended December 31, 2017, the Company acquired 23,810 shares of Class A common stock of Hightimes Holding Corp. for $100,002, or $4.20 per share. As a result of a forward share split of 1.93:1 on January 15th, 2018, MassRoots currently has 45,974 shares of Class A Common Stock. The acquired Class A common stock are considered non-marketable securities.

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

On July 17, 2017, MassRoots converted the note to 430,622 shares of CannaRegs’ common stock, approximately 4.31% of CannaRegs’ issued and outstanding shares as of June 30, 2018.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2018 and December 31, 2017 is summarized as follows:

	June 30, 2018	December 31, 2017
Computers	$57,000	$55,244
Office equipment	45,657	43,590
Subtotal	102,657	98,834
Less accumulated depreciation	(59,104)	(43,688)
Property and equipment, net	$43,553	$55,146

Depreciation expense for the three months ended June 30, 2018 and 2017 was $5,189 and $6,158, respectively; and $15,415 and $11,934 for the six months ended June 30, 2018 and 2017, respectively.

MASSROOTS, INC.

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

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

MASSROOTS, INC.

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

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

NOTE 8 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Blank Check Preferred Stock, par value $0.001 per share. As of June 30, 2018, there were no shares of Blank Check Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2018, there were 155,787,534 shares of common stock issued and outstanding and 130,000 shares of common stock to be issued.

The following common stock transactions were recorded during the six months ended June 30, 2018:

The Company issued an aggregate of 14,362,500 shares of its common stock recorded as to be issued on December 31, 2017.

The Company retired an aggregate of 1,790,000 shares of its common stock recorded as to be retired on December 31, 2017.

The Company issued an aggregate of 4,494,000 shares of its common stock, having an aggregate fair value of $2,430,347, for services.

The Company issued an aggregate of 95,134 shares for its common stock upon the cashless exercise of common stock options.

The Company issued an aggregate of 7,647,413 shares of its common stock for the cashless exercise of common stock warrants.

The Company issued an aggregate of 3,742,648 shares of its common stock for the settlement of convertible debt.

The Company issued an aggregate of 1,370,000 shares of its common stock upon the exercise of common stock warrants for net proceeds of $323,000.

The issued an aggregate of 13,700,000 shares of common stock for cash.

The Company received $564,000 recorded as subscription receivable as of December 31, 2017.

The Company recorded as to be issued an aggregate of 130,000 shares for interest on convertible debt.

MASSROOTS, INC.

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

NOTE 9- WARRANTS

In January 2018, the Company issued warrants to purchase 250,000 shares of common stock at $0.20 per share to a service provider of the Company. The estimated fair value of $86,483 was charged to current period operations. The fair market value was calculated using the Black Scholes Option Pricing Model, assuming approximately 2.49% risk-free interest, 0% dividend yield, 112.14% volatility, and expected life of 5 years.

In January 2018, in conjunction with the sale of the Company’s common stock, the Company granted 13,700,000 warrants to purchase the Company’s common stock at $0.40 per share, exercisable through January 31, 2023.

Warrants outstanding and exercisable at June 30, 2018 are as follows:

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.01 – 0.25	9,782,660	4.30	9,782,660
0.26 – 0.50	19,140,002	4.52	19,140,002
0.51 – 0.75	50,000	1.78	50,000
0.76 – 1.00	5,100,002	1.25	5,100,002
1.01 – 2.00	146,200	0.48	146,200
2.01 and up	407,475	0.36	407,475
	34,626,339		34,626,339

A summary of the warrant activity for the six months ended June 30, 2018 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	35,187,847	$0.41	2.3	$9,314,959
Grants	13,950,000	$0.40
Exercised	(14,139,508)	$0.29
Forfeited/Cancelled	(372,000)	$1.00
Vested and expected to vest at June 30, 2018	34,626,339	$0.45	3.9	$381,306
Exercisable at June 30, 2018	34,626,339	$0.45	3.9	$381,306

The aggregate intrinsic value outstanding stock warrants was $381,306, based on warrants with an exercise price less than the Company’s stock price of $0.24 as of June 30, 2018, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

NOTE 10 – STOCK OPTIONS

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

MASSROOTS, INC.

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

During the six months ended June 30, 2018, the Company granted ten-year options outside of our Plans to purchase up to 1,250,000 shares of common stock. The fair value of $459,834, was determined using the Black-Scholes Option Pricing Model, assuming approximately 2.78% - 2.94% risk-free interest, 0% dividend yield, 116.08% - 116.28% volatility, and expected life of ten years and will be charged to operations over the vesting terms of the options.

The summary terms of the issuances are as follows:

Exercise Price	Number of Options	Vesting Terms
$0.36	250,000	Immediately
0.40	1,000,000	Immediately

Stock options outstanding and exercisable on June 30, 2018 are as follows:

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$0.01 – 0.25	1,056,786	5.93	1,056,786
0.26 - 0.50	1,939,631	8.77	1,939,631
0.51 – 0.75	1,820,112	8.18	1,820,112
0.76 - 1.00	9,926,072	8.21	9,854,072
1.01 - 2.00	629,164	8.11	629,164
	15,371,765		15,299,765

A summary of the stock option activity for the six months ended June 30, 2018 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	14,378,432	$0.76	8.48	$771,359
Grants	1,250,000	0.39
Exercised	(256,667)	0.51
Forfeiture/Canceled	--
Outstanding at June 30, 2018	15,371,765	0.73	8.12	$147,950
Exercisable at June 30, 2018	15,299,765	$0.73	8.12	$147,950

The aggregate intrinsic value outstanding stock options was $147,950, based on options with an exercise price less than the Company’s stock price of $0.24 as of June 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

Due to a clerical error, MassRoots’ Annual Report on Form 10-K filed on April 16, 2018, as amended on April 30, 2018, stated that 2,454,761 options were canceled/expired for the twelve months ending December 31, 2017 and the options outstanding as of December 31, 2017 were 14,377,570. It should have stated that 2,863,7125 options were canceled/expired for the twelve months ending December 31, 2017 and the options outstanding as of December 31, 2017 were 14,378,432. While we are correcting this error in this Quarterly Report on Form 10-Q and subsequent filings, we do not believe it has a material impact on our fiscal 2017 financial statements.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived historical data. The Company accounts for the expected life of options based on the contractual life of options for non-employees.

MASSROOTS, INC.

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

None.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On July 5, 2018 (the “Effective Date”), MassRoots, Inc. (the “Company”) entered into separate securities purchase agreements (each a “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) pursuant to which it sold an aggregate of $1,650,000 in principal amount of convertible secured promissory notes (each a “Note” and collectively, the “Notes”) (including an original issuance discount of 10%) together with warrants (each a “Warrant” and collectively, the “Warrants”) to purchase up to 6,600,000 shares of the Company’s common stock (the “Offering”).

Pursuant to the terms of the Securities Purchase Agreement, from a period of twelve months from the Effective Date, the Company and its subsidiaries are prohibited from entering into an agreement to effect any offer or sale of any securities involving a Variable Rate Transaction (as defined in the Securities Purchase Agreement). In addition, from the Effective Date until such time that no principal amount of the Notes remains outstanding, upon any issuance by the Company or any of its subsidiaries of common stock, Common Stock Equivalents (as defined in the Securities Purchase Agreement) or debt for cash consideration, indebtedness or a combination thereof (a “Subsequent Financing”), the Investors shall, collectively, have the right to participate in the Subsequent Financing in an amount equal to up to 50% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing; provided, however, such right shall not apply with respect to an Exempt Issuance (as defined in the Securities Purchase Agreement). Furthermore, pursuant to the terms of the Securities Purchase Agreement, if the Company does not repay amounts due pursuant to the Notes by the Maturity Date (as defined herein), then the Company shall issue to the Investors up to 250,000 shares of the Company’s common stock on a pro rata basis.

Pursuant to the Offering, the Company issued the Investors Notes in the aggregate principal amount of $1,650,000 (including an original issuance discount of 10%). The Notes are due and payable on January 5, 2019 (the “Maturity Date”), bear no interest and are convertible into shares of the Company’s common stock at the Conversion Price, subject to adjustment. “Conversion Price” means the lower of (i) $0.25 and (ii) a 15% discount to the price at which the Company next issues common stock or Common Stock Equivalents (as defined in the Securities Purchase Agreement) after the Effective Date; provided, however, in the event that any principal amount of the Note remains outstanding after the Maturity Date, the Conversion Price shall equal 65% of the average of the three lowest daily volume weighted average prices during the 15 days prior to the Maturity Date. The Company is prohibited from effecting a conversion of any Note to the extent that, as a result of any such conversion, the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Note, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. In the event the Company issues shares of common stock or Common Stock Equivalents (as defined in the Securities Purchase Agreement), other than Exempted Issuances (as defined in the Securities Purchase Agreement), for a consideration which is less than the Conversion Price then in effect, then thereafter successively upon each such issuance, the Conversion Price shall be reduced to such lower price. If any Event of Default (as defined in the Note) occurs, then the outstanding principal amount of the Note and other amounts owing in respect thereof shall, at the holder’s election, become immediately due and payable in cash at the Mandatory Default Amount (as defined in the Note). In addition, after the occurrence of any Event of Default that results in the acceleration of the Note, the Note shall accrue interest at an interest rate equal to the lesser of (i) 2% per month or (ii) the maximum rate permitted under applicable law. The Notes may be prepaid at any time upon five days prior written notice to the holder in an amount equal to the following: (i) during the first 90 days after the Effective Date, an amount equal to the principal amount of the Note multiplied by 110% and (ii) after the first 90 days after the Effective Date, an amount equal to the principal amount of the Note multiplied by 125% (collectively, the “Prepayment Multiplier”). If the Company participates in any Subsequent Financing, receives cash proceeds from warrant exercises, or sells any of its assets other than in the ordinary course, while any portion of the Notes remains outstanding, any proceeds of such Subsequent Financing, warrant exercise or asset sale must be applied toward repayment of the Notes, subject to the Prepayment Multiplier.

Pursuant to the Offering, the Company issued the Investors Warrants to purchase up to 6,600,000 shares of the Company’s common stock. The Warrants are exercisable at any time on or after the initial issuance date at a price of $0.25 per share, subject to adjustment (the “Exercise Price”), and expire five years from the date of issuance. Under certain circumstances, holders of the Warrants may exercise the Warrants on a cashless basis and the Company is prohibited from effecting an exercise of any Warrant to the extent that, as a result of any such exercise, the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of such Warrant, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. In the event the Company issues shares of common stock or Common Stock Equivalents (as defined in the Securities Purchase Agreement), other than Exempted Issuances (as defined in the Securities Purchase Agreement), for a consideration which is less than the Exercise Price then in effect, then thereafter successively upon each such issuance, the Exercise Price shall be reduced to such lower price.

In July 2018, the Company issued 130,000 shares recorded as to be issued as of June 30, 2018.

On July 26, 2018, the Company issued options to purchase 12,000,000 shares of common stock at $0.20 per share, including 2,000,000 options to its independent Directors, and 7,100,000 shares of common stock to employees under its 2018 Employee Stock Option Plan. These issuances triggered a ratchet in the warrants to purchase 13,700,000 shares of common stock issued as part of the Company’s January 2018 placement to fall from $0.40 to $0.20 per share.

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

For much of our history, we have focused on building a consumer-facing application and only recently shifting our efforts to  developing our advertising portal. In June 2018, we launched that enables dispensaries to list their location and key information on the MassRoots dispensary finder as well as viewing analytics about their local consumers. We are charging dispensaries a minimum  recurring monthly fee, per location, for access to the portal.

With MassRoots’ wide-spread audience and following in some of the leading medical cannabis markets in the country, we believe our business portal will be well-received by our client base. According to New Frontier Financial, there are projected to be over 2,700 state-regulated dispensaries in the United States by 2020.

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

Competitors

We compete with other cannabis information platforms such as WeedMaps and Leafly, which provide information with respect to dispensary locations, strain information and news relating to the cannabis industry. We believe our primary competitive advantage is the community we have created and the significant reviews and data we have collected on key cannabis markets.

Blockchain Technology

In December 2017, we formed MassRoots Blockchain Technologies, Inc., a wholly-owned subsidiary of MassRoots, to explore how blockchain technology may be utilized in the cannabis industry.

For the three months ended June 30, 2018 and 2017

	For the three months ended
	30-June-18	30-June-17	$ Change	% Change
Gross revenue	$2,237	$142,873	$(140,636)	(98.4%)

Operating expenses	2,892,255	12,146,614	(9,254,359)	(76.2%)

Loss from Operations	(2,890,018)	(12,003,741)	9,113,723	(75.9%)

Other Income /(Expense)	(47,996)	373,087	(421,083)	(112.9%)

Net Loss	$(2,938,014)	$(11,630,654)	$8,692,640	(74.7%)

Revenues

For the three months ended June 30, 2018 and 2017, we generated revenues of $2,237 and $142,873, respectively, a decrease of $140,636. This was attributed to implementation of a new sales strategy for the company in 2018, which included the deployment of a new online advertising portal for businesses in late June 2018.

Operating Expenses

For the three months ended June 30, 2018 and 2017, our operating expenses were $2,892,255 and $12,146,614, respectively, a decrease of $9,254,359. The decreases during the three months ended June 30, 2018 were mainly attributed to a decrease in stock-based compensation to our employees and key consultants which, for 2018, was $75,398 as compared to $9,140,970 for the period ended June 30, 2017 (a non-cash decrease of $9,065,572). There was an increase in payroll and related expenses of $333,977 as payroll and related expenses were $1,403,253 for the three months ended June 30, 2018 as compared to $1,069,276 for the same period in 2017 related to taxes and penalties attributed to equity issuances to employees not recorded previously, and the Company recorded amortization of software costs of $109,852 and $0, for the three months ended June 30, 2018 and 2017, respectively.

Other Income (Expense)

For the three months ended June 30, 2018 and 2017, the Company recorded net interest expense of $47,996 and $0, respectively, related-to the Company’s convertible debt issued in August 2017. As of June 30, 2018 the remaining notes payable had been paid in full. For the three months ended June 30, 2018 and 2017, respectively, the Company recognized a gain of $0 and $75,000 on the sale of securities, while for the three months ended June 30, 2018 and 2017, respectively, the company had a $0 and $298,087 gain related to the fair value mark to market adjustments of its derivative liabilities.

Net Loss

For the three months ended June 30, 2018 and 2017, we had net losses of $2,938,014 and $11,630,654, respectively, a decrease of $8,692,640, for the reasons discussed above.

For the six months ended June 30, 2018 and 2017	For the six months ended
	30-June-18	30-June-17	$ Change	% Change
Gross revenue	$3,729	$277,614	$(273,885)	(98.7%)

Operating expenses	8,026,800	19,782,430	(11,755,630)	(59.4%)

Loss from Operations	(8,023,071)	(19,504,816)	11,481,745	(58.9%)

Other Income /(Expense)	(398,191)	426,985	(825,176)	(193.3%)

Net Loss	$(8,421,262)	$(19,077,831)	$10,656,570	(55.9%)

Revenues

For the six months ended June 30, 2018 and 2017, we generated revenues of $3,729 and $277,614, a decrease of $273,885. This was attributed to implementation of a new sales strategy for the company in 2018, which included the deployment of a new online advertising portal for businesses in late June 2018.

Operating Expenses

For the six months ended June 30, 2018 and 2017, our operating expenses were $8,026,800 and $19,782,430, respectively, a decrease of $11,755,630. The decrease during the six months ended June 30, 2018 were mainly attributed to a decrease in stock-based compensation to our employees and key consultants which, for 2018, was $3,192,648 as compared to $14,371,973 for the period ended June 30, 2017 (a non-cash decrease of $11,179,325). There was a decrease in payroll and related expenses of $92,153 as payroll and related expenses were $1,828,983 for the six months ended June 30, 2018 as compared to $1,921,136 for the same period in 2017, and the Company recorded amortization of software costs of $207,117 and $0, for the six months ended June 30, 2018 and 2017, respectively. The main factor attributed to the decrease in the company’s operating expenses was due to a reduction in the Company’s employee work-force.

Other Income (Expense)

For the six months ended June 30, 2018 and 2017, the Company recorded net interest expense of $398,191 and $0, respectively, related-to the Company’s convertible debt issued in August 2017. As of June 30, 2018 the remaining notes payable had been paid in full. For the six months ended June 30, 2018 and 2017, respectively, the Company recognized a gain of $0 and $75,000 on the sale of securities, while for the six months ended June 30, 2018 and 2017, respectively, the company had a $0 and $351,985 gain related to the fair value mark to market adjustments of its derivative liabilities.

Net Loss

For the six months ended June 30, 2018 and 2017, we had net losses of $8,421,262 and $19,077,831, respectively, a decrease of $10,656,569, for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the six months ended June 30, 2018 and 2017 was $4,441,379 and $5,204,069, respectively. This decrease was primarily caused by net losses of $8,421,262 and $19,077,831 for the six months ended June 30, 2018 and 2017, respectively and the utilization of $112,744 in cash for prepayments, security deposits and an increase in accounts payable and other liabilities as compared to $294,255 during the same period in 2017. These reductions were offset by non-cash amounts for Depreciation and Amortization and stock based compensation for the six months ended June 30, 2018 and 2017.

Net cash used and provided in investing activities for the six months ended June 30, 2018 and 2017 was $3,822 and $102,629, respectively. These investing activities were related to the purchase of equipment for the six months ended June 30, 2018. For the six months ended June 30, 2017 cash provided was attributed to $56,041 of purchases of property and equipment and the purchase of an equity investment of $100,002 in HighTimes Holdings Corp. These items were offset by proceeds from sale of securities and we received $8,672 in connection with the acquisition of DDDigtal, LLC.

Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 was $3,259,562 and $4,758,197, respectively. During the six months ended June 30, 2018, these funds came mainly from sales of common stock while during the same period in 2017, these funds came mainly from warrant and stock subscriptions, offset by repayments of advances.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common stock, proceeds from the exercise of warrants and options and issuance of notes payable. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company will require additional financing to fund future operations. No assurance can be made that such financing will be obtained.

Capital Resources

As of June 30, 2018, we had cash on hand of $15,948. We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2018 were not effective. Due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)       Exhibit Index

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. (Incorporated by refence to the Company’s Current Report on Form 8-K filed on June 19, 2018)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Finanical Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSROOTS, INC.

Date: August 20, 2018	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Executive Officer (Principal Executive Officer)

Date: August 20, 2018	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer (Principal Financial and Accounting Officer)

-22-