Form 10-Q
period 2018-09-30
MassRoots, Inc.
filed 2018-11-16
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 16, 2018, there were 166,767,534 shares of the registrant’s common stock issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would”  or the negative of these words or other words or expressions of similar meaning may that identify forward-looking statements. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those  set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, and as may be amended from time to time by our Quarterly Reports on Form 10-Q.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASSROOTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,221	$1,201,587
Prepaid expenses	23,572	16,556
TOTAL CURRENT ASSETS	34,793	1,218,143

Property and equipment - net	40,457	55,146

OTHER ASSETS
Investments	403,249	403,249
Software Cost, net of amortization of $704,358 and $389,059	766,990	863,941
Deposits and other assets	36,000	33,502
Total Other Assets	1,206,239	1,300,692

TOTAL ASSETS	$1,281,489	$2,573,981

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$320,965	$1,257,783
Accrued payroll and related	3,059,433	1,601,232
Advances	933,500	800,394
Convertible notes payable, net of debt discount of $439,055 and $248,009	1,210,945	796,991
Derivative liability	—	9,493,307
TOTAL CURRENT LIABILITIES	5,524,843	13,949,707

TOTAL LIABILITIES	5,524,843	13,949,707

STOCKHOLDERS' DEFICIT
Blank check preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 163,017,534 and 112,165,839 shares issued and outstanding	163,018	112,166
Common stock to be issued, 0 and 12,572,500 shares, respectively	—	12,573
Additional paid in capital	73,300,788	63,315,749
Subscriptions receivable	—	(564,000)
Accumulated deficit	(77,707,160)	(74,252,214)
TOTAL STOCKHOLDERS' DEFICIT	(4,243,354)	(11,375,726)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,281,489	$2,573,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

REVENUES	$4,014	$11,516	$7,743	$289,130

OPERTING EXPENSES
Advertising	36,407	302,809	468,958	865,052
Payroll and related expense	384,558	811,775	2,213,541	2,732,911
Stock based compensation	2,254,981	5,510,554	5,447,629	19,882,527
Other general and administrative expenses	1,130,125	908,392	3,495,626	3,835,470
Amortization of Software costs	108,182	-	315,299	-
Total General and Administrative expenses	3,914,253	7,533,530	11,941,053	27,315,960

(LOSS) FROM OPERATIONS	(3,910,239)	(7,522,014)	(11,933,310)	(27,026,830)

OTHER INCOME (EXPENSE)
Gain on sale of securities	-	-	-	75,000
Gain on change in fair value of derivative liabilities	(160,597)	634,073	(160,597)	986,058
Interest Income (expense)	(456,155)	(189,125)	(854,346)	(189,125)
Total Other Income (Expense)	(616,752)	444,948	(1,014,943)	871,933

Net Loss before Income Taxes	(4,526,991)	(7,077,066)	(12,948,253)	(26,154,897)

Provision for Income taxes (benefit)	-	-	-	-
	-		-
NET (LOSS)	$(4,526,991)	$(7,077,066)	$(12,948,253)	$(26,154,897)

Net loss per common share-basic and diluted	$(0.03)	$(0.07)	$(0.09)	$(0.28)

Weighted average common shares outstanding-basic and diluted	160,563,077	104,274,253	152,393,060	92,196,637

The accompanying notes are an integral part of these  unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

	Common Stock		Common Stock to be Issued		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total
Balance as of December 31, 2017	112,165,839	$112,166	12,572,500	$12,573	$63,315,749	$(564,000)	$(74,252,214)	$(11,375,726)

Reclassify fair value of derivative liabilities to retained earnings	—	—	—	—	—	—	9,493,307	9,493,307

Issuance of common stock previously to be issued	14,492,500	14,493	(14,492,500)	(14,493)	—	564,000	—	564,000

Common stock shares to be retired in 2018	(1,790,000)	(1,790)	1,790,000	1,790	—	—	—	—

Common stock issued upon conversion of debentures	3,742,648	3,743	—	—	632,507	—	—	636,250

Issuance of convertible debt discount and warrants	—	—	—	—	682,847	—	—	682,847

Sale of common stock	13,700,000	13,700	—	—	2,726,300	—	—	2,740,000

Common shares issued upon cashless exercise of options	95,134	95	—	—	(95)	—	—	—

Common shares issued upon cashless exercise of warrants	7,647,413	7,647	—	—	(7,647)	—	—	—

Common stock issued upon exercise of warrants for cash	1,370,000	1,370	—	—	321,630	—	—	323,000

Common stock issued for services	11,594,000	11,594	—	—	3,299,153	—	—	3,310,747

Fair Value of warrants repriced due to price protection					160,597			160,597

Share based compensation	—	—	—	—	2,136,882	—	—	2,136,882

Common shares issued in lieu of interest expense	—	—	130,000	130	32,865	—	—	32,995

Net Loss	—	—	—	—	—	—	(12,948,253)	(12,948,253)

Balance as of September 30, 2018	163,017,534	$163,018	—	$—	$73,300,788	$—	$(77,707,160)	$(4,243,354)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS

(UNAUDITED)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,948,253)	$(26,154,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335,716	21,344
Stock based compensation	5,447,629	19,882,527
Interest and amortization of debt discount	839,346	187,272
Financing costs	7,500	—
Gain on sale of securities	—	(75,000)
Change in fair value of re-priced and modified options	160,597	—
Change in fair value of derivative liabilities	—	(986,058)
Changes in operating assets and liabilities
Accounts receivables	—	6,889
Prepaid and other	(7,016)	(13,687)
Advance settlement	(10,394)	—
Security deposit	(2,498)	—
Deferred revenue	0	(27,010)
Accounts payable and other liabilities	459,021	(41,556)
Net Cash used in operating activities	(5,718,352)	(7,200,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition of DDDigtal LLC	—	8,672
Cash acquired from acquisition of Odava, Inc	—	2,601
Cash paid related to acquisition of Odava, Inc	—	(40,570)
Proceeds from sale of securities	—	250,000
Purchase of equity investment	—	(100,002)
Purchase of convertible promissory note	—	(300,000)
Investment in Weedpass application	(218,347)
Purchase of Property and Equipment	(5,729)	(57,534)
Net Cash used in investing activities	(224,076)	(236,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	1,492,500	942,500
Proceeds from common stock sales	3,304,000	1,198,000
Proceeds from exercise of warrants	323,000	4,753,196
Proceeds from related party advances	—	442,500
Repayment of advance	(360,000)	—
Proceeds from advances	503,500	—
Repayment of loans	(510,938)	(6,355)
Net cash provided by financing activities	4,752,062	7,329,841

NET DECREASE IN CASH	(1,190,366)	(107,168)

Cash, beginning of period	1,201,587	374,490

Cash, end of period	$11,221	$267,322

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$15,000	$—
Cash paid during period for taxes	$—	$—

Non cash investing and financing activities:
Common stock issued in settlement of debt	$636,250	$108,100
Proceeds received from subscriptions receivable	$564,000	$—
Common stock issued to acquire DDDigtal LLC		$2,883,220
Net assets acquired from acquisition of DDDigtal LLC		$15,448
Common stock issued to acquire Odava, Inc		$1,966,250
Net assets acquired from acquisition of Odava, Inc		$2,601
Reclassification of liability warrants from equity in connection with the sale of common stock		$1,003,870
Reclassification of derivative liability to equity upon warrant exercise(s)		$610,967
Derivative liability reclassed to retained earnings	$9,493,307
Interest settled with common stock	$32,995	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

Notes to Condensed Financial Statements

September 30, 2018

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MassRoots, Inc. (“MassRoots” or the “Company”) has created a technology platform for the cannabis industry focused on enabling users to share their cannabis content, follow their favorite dispensaries, and stay connected with the legalization movement. The Company was incorporated in the State of Delaware on April 26, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Our condensed consolidated financial statements include the accounts of DDDigtal, Inc., Odava, Inc., and MassRoots Blockchain Technologies, Inc., our wholly-owned subsidiaries. All intercompany transactions were eliminated during consolidation.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2018, the Company had cash of $11,221 and working capital deficit (current liabilities in excess of current assets) of $5,490,050. During the nine months ended September 30, 2018, the Company used net cash in operating activities of $5,718,352. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

During the nine months ended September 30, 2018, the Company received approximately $323,000, $3,304,000, $1,492,500 and $503,500 from the exercise of common stock warrants, sale of common stock, proceeds from issuance of convertible notes, and proceeds from advances including simple agreements for future tokens, respectively. The Company does not have cash sufficient to fund operations for the next fiscal year.

The Company’s primary source of operating funds since inception has been cash proceeds from the public and private placements of the Company’s securities, including debt securities, and proceeds from the exercise of warrants and options. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company will require additional financing to fund future operations.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new and current investors to alleviate the Company’s working capital deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to translate its user base into sales. However, the outcome of management’s plans cannot be ascertained with any degree of certainty.

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the unaudited condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to instructions to the SEC’s Form 10-Q and Article 8 of Regulation S-X of the Securities Act of 1933, as amended, and reflect the accounts and operations of the Company and those of our subsidiaries.

All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, the accompanying interim unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial position of the Company as of September 30, 2018, the unaudited condensed consolidated results of operations for the three and nine months ended September, 2018 and 2017, and the unaudited condensed consolidated results of cash flows for the nine months ended September 30, 2018 and 2017 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on April 17, 2018, as amended on April 30, 2018 and May 24, 2018 (the “Annual Report”). The December 31, 2017 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. For the three months ended September 30, 2018 and 2017, the Company charged to operations $36,407 and $302,809, respectively, as advertising expense. For the nine months ended September 30, 2018 and 2017, the Company charged to operations $468,958 and $865,052, respectively, as advertising expense.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Intangible assets are stated at cost and reviewed annually to examine any impairments, usually assuming an estimated useful lives of three to five years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

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

The computation of basic and diluted income (loss) per share, for the three and nine months ended September 30, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	Sept 30, 2018	Sept 30, 2017
Common stock issuable upon conversion of convertible debentures	6,600,000	3,538,894
Options to purchase common stock	27,357,765	14,574,977
Warrants to purchase common stock	41,226,339	11,864,347
Totals	75,184,104	29,978,218

Reclassification

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

Recent Accounting Pronouncements

FASB Accounting Standards Updates (“ASU”) 2017-01 (Topic 805), “Business Combinations: Clarifying the Definition of a Business” – Issued in January 2017, ASU 2017-01 revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance was effective for the Company in the first fiscal quarter of 2018. The Company believes the standard does not have a material impact on its consolidated financial statements and related disclosures.

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

FASB ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” – Issued in May 2014, ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net)”, which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” and 2016-12, “Narrow-Scope Improvements and Practical Expedients”, both of which provide additional clarification of certain provisions in Topic 606. These ASUs are effective for annual reporting periods beginning after December 15, 2017; however, early adoption is permitted as of annual reporting periods after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company has applied the guidance using the modified retrospective transition method. The Company does not believe the adoption of ASU 2014-09 had a material impact on the Company’s financial position or results of operations but such adoption resulted in additional disclosures regarding the Company’s revenue recognition policies. The Company also does not believe the adoption of ASU 2014-09 required material or significant changes to its internal controls over financial reporting. In connection with the application of that guidance and the adoption of ASU 2014-09, the Company has expanded its revenue recognition inquiries and updated its questionnaires to identify matters that would signal variable consideration implications under the new guidance.

FASB ASU No. 2014-15, “Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in ASC 205, Presentation of Financial Statements” – Issued in August 2014, this update provides an explicit requirement for management to assess an entity’s ability to continue as an ongoing concern, and to provide related footnote disclosures in certain circumstances.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has adopted this standard and included the necessary disclosures in the footnotes to its financial statements. The adoption of this standard has not had a material impact on the Company’s financial position and results of operations.

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

FASB issued ASU 2017-11, Earnings Per Share (“ASC 260”), Distinguishing Liabilities from Equity (“ASC 480”), and Derivatives and Hedging (“ASC 815”) – Adopted in July 2017, ASU No. 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. The Company has adopted ASU No. 2017-11 effective as of January 1, 2018. The adoption of ASU No. 2017-11 has eliminated the derivative liabilities from the Company’s financial statements. The adoption of this standard has not had a material impact on the Company’s financial position and results of operations.

FASB ASU No. 2018-07 (Topic 718), “Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting” – Issued in June 2018, ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The new standard will be effective for the Company on January 1, 2019. Early adoption is permitted. We do not expect adoption of this guidance will have a material impact on the Company’s consolidated financial condition or results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – INVESTMENTS

As of September 30, 2018, the carrying value of our investments in privately held companies totaled $403,249. These investments are accounted for as cost method investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities.

During the twelve months ended December 31, 2017, the Company acquired 23,810 shares of Class A common stock of Hightimes Holding Corp. for $100,002, or $4.20 per share. As a result of a forward share split of 1.93:1 on January 15, 2018, MassRoots currently owns 45,974 shares of Class A common stock. The acquired Class A common stock are considered non-marketable securities.

On July 13, 2017, the Company purchased an unsecured convertible promissory note in the principal amount of $300,000 from Cannaregs, Ltd, a Colorado limited liability company (“Cannaregs”). The note bears interest at a rate of 5% per annum and matures on at December 19, 2019. In the event Cannaregs consummates an equity financing in excess of $2,000,000 prior to the maturity date of the note, the outstanding principal and any accrued and unpaid interest automatically converts into equity securities of the same class or series issued by Cannaregs at the lesser of: a) 90% of the price paid per equity security or b) a price reflecting a valuation cap of $4,500,000.

On July 17, 2017, MassRoots converted the note into 430,622 shares of CannaRegs’ common stock, or less than 3% of CannaRegs’ issued and outstanding shares as of September 30, 2018.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2018 and December 31, 2017 is summarized as follows:

	September 30, 2018	December 31, 2017
Computers	$59,512	$55,244
Office equipment	45,831	43,590
Subtotal	105,343	98,834
Less accumulated depreciation	(64,886)	(43,688)
Property and equipment, net	$40,457	$55,146

Depreciation expense for the three months ended September 30, 2018 and 2017 was $5,002 and $9,410, respectively; and $20,417 and $21,344 for the nine months ended September 30, 2018 and 2017, respectively.

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

Pursuant to the terms of the Merger Agreement, each share of DDDigtal’s common stock was to be exchanged for a number of shares of the Company’s common stock (or a fraction thereof), based on an exchange ratio, as ultimately calculated, equal to approximately 5.273-for-1, such that 1 share of the Company’s common stock was issued for every 5.273 shares of DDDigtal’s common stock.

On the Effective Date, the Company issued an aggregate of 2,926,830 shares of the Company’s common stock pro rata to all stockholders of DDDigtal (the “Share Consideration”) in exchange for all of the outstanding shares of DDDigtal’s common stock. At the same time, each share of the common stock of Merger Subsidiary was converted into and exchanged for one share of common stock of DDDigtal held by the Company, and all shares of DDDigtal common stock outstanding immediately prior to the Effective Date were automatically cancelled and retired. At the Effective Date, DDDigtal continued as a surviving wholly-owned subsidiary of the Company and Merger Subsidiary ceased to exist.

In addition, pursuant to the terms of the Merger Agreement, the Company paid cash consideration, in December 2016, of $40,000 to Zachary Marburger and $20,000 to Micah Davidson, as repayment of outstanding debts owed by DDDigtal to such individuals.

As a condition to the closing of the Merger, the Company hired Zachary Marburger as its Vice President of Strategy, and engaged Micah Davidson as a Senior Software Engineer. As a condition of Mr. Marburger’s employment and pursuant to the Merger Agreement, the Company paid Mr. Marburger an additional $40,000 following the one-year anniversary of his constant employment with the Company.

Cash (paid in December 2016)	$60,000
2,926,830 shares of the Company’s common stock	2,883,220
Liabilities assumed	40,140
Total purchase price	$2,983,360

Cash	$8,672
Accounts receivable	3,583
Property and equipment	3,333

Software	1,253,000	(1)

Goodwill	1,714,772

Assets acquired	$2,983,360

(1)	The estimated useful life for software development is assumed at three years. The acquisition was completed in January 2017, however the allocation of proceeds to identifiable assets was recognized during fourth quarter of 2017.

In January 2018, MassRoots entered into a Master Services Agreement with MEV, LLC (“MEV”) pursuant to which MEV will assist with the development and servicing of the Company’s technology platform, including its mobile applications, business portal and WeedPass. As of September 30, 2018, the Company has paid MEV approximately $460,000 with respect to the development and maintenance of its platform, of which it has capitalized $218,348 including depreciation expenses of $10,917.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On August 17, 2017, the Company issued secured convertible notes to certain accredited investors in the aggregate principal amount of $1,045,000. The notes matured on February 18, 2018 and accrued no interest. Net proceeds received by the Company were $942,500 after deduction of legal and other fees. If the Company exercises its right to prepay the notes, the Company shall make payment to the investors in an amount equal to the sum of the then outstanding principal amount of the notes that the Company desires to prepay, multiplied by (a) 1.1, during the first ninety days after the execution of the note, or (b) 1.25, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) $0.75 and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the notes; provided, however, if any part of the principal amount of the notes remains unpaid at its maturity date, the conversion price will be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date.

In connection with the issuance of the notes, the Company and the investors also entered into a security agreement pursuant to which the notes were secured by all of the assets of the Company currently held or thereafter acquired.

In connection with the issuance of the notes, the Company issued five-year warrants to purchase an aggregate of 2,090,000 shares of Company’s common stock with an initial exercise price of $0.50. The warrants contain certain anti-dilutive (reset) provisions.

From January 1 to January 16, 2018, the Company made payment to the holders of the notes in an aggregate of (i) $510,937.50 in cash and (ii) pursuant to the right of conversion of the notes, an aggregate of 3,742,648 shares of the Company’s common stock. The Company believes that it has completed all of its obligations under the notes and they are retired.

On July 5, 2018, the Company issued secured convertible notes to certain accredited investors in the aggregate principal amount of $1,650,000. The notes have a maturity date of January 5, 2019 and accrued no interest. Net proceeds received by the Company were $1,492,500 after deduction of legal and other fees. If the Company exercises its right to prepay the notes, the Company shall make payment to the investors in an amount equal to the sum of the then outstanding principal amount of the notes that the Company desires to prepay, multiplied by (a) 1.1, during the first ninety days after the execution of the note, or (b) 1.25, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) $0.25 and (ii) a 15% discount to the price at which the Company next conducts an offering after the issuance date of the notes; provided, however, if any part of the principal amount of the notes remains unpaid after the maturity date, the conversion price will be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date.

In connection with the issuance of the notes, the Company and the investors also entered into a security agreement pursuant to which the notes are secured by all of the assets of the Company currently held as of July 5, 2018 or thereafter acquired.

In connection with the issuance of the notes, the Company issued five-year warrants to purchase an aggregate of 6,600,000 shares of Company’s common stock with an initial exercise price of $0.25. The warrants contain certain anti-dilutive (reset) provisions.

NOTE 8 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of blank check preferred stock, par value $0.001 per share As of September 30, 2018, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2018, there were 163,017,534 shares of common stock issued and outstanding.

The following common stock transactions were recorded during the nine months ended September 30, 2018:

The Company issued an aggregate of 14,362,500 shares of its common stock recorded as to be issued on December 31, 2017.

The Company retired an aggregate of 1,790,000 shares of its common stock recorded as to be retired on December 31, 2017 in exchange for warrants issued in December 2017.

The Company issued an aggregate of 11,594,000 shares of its common stock, having an aggregate fair value of $3,310,747, for services rendered.

The Company issued an aggregate of 95,134 shares for its common stock upon the cashless exercise of outstanding options.

The Company issued an aggregate of 7,647,413 shares of its common stock upon the cashless exercise of outstanding warrants.

The Company issued an aggregate of 3,742,648 shares of its common stock for the settlement of convertible debt with a principal amount of $880,000.

The Company issued an aggregate of 1,370,000 shares of its common stock upon the exercise of outstanding warrants for net proceeds of $323,000.

The Company issued an aggregate of 13,700,000 shares of common stock for cash proceeds of $2,740,000.

The Company received $564,000 recorded as subscription receivable as of December 31, 2017.

The Company issued an aggregate of 130,000 shares for stock payable of $32,995.

NOTE 9- WARRANTS

In January 2018, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.20 per share to a service provider of the Company. The estimated fair value of $86,483 was charged to current period operations. The fair market value was calculated using the Black Scholes option pricing model, assuming approximately 2.49% risk-free interest, 0% dividend yield, 112.14% volatility, and expected life of five years.

In January 2018, in conjunction with the sale of the Company’s common stock, the Company granted warrants to purchase up to 13,700,000 shares of the Company’s common stock at an exercise price of $0.40 per share, exercisable through January 31, 2023. Due to price protection provisions, the exercise price of the warrants was adjusted to $0.20 on July 26, 2018.

The Company issued warrants to purchase up to an aggregate of 6,600,000 shares of the Company’s common stock as part of the sale of convertible debentures.

Warrants outstanding and exercisable at September 30, 2018 are as follows:

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.01 – 0.25	30,082,660	4.34	30,082,660
0.26 – 0.50	5,440,002	4.08	5,440,002
0.51 – 0.75	50,000	1.52	50,000
0.76 – 1.00	5,100,002	1.00	5,100,002
1.01 – 2.00	146,200	0.23	146,200
2.01 and up	407,475	0.11	407,475
	41,226,339		41,226,339

A summary of the warrant activity for the nine months ended September 30, 2018 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	35,187,847	$0.41	2.0	$-
Grants	20,550,000	$0.30
Exercised	(14,139,508)	$0.29
Forfeited/Cancelled	(372,000)	$1.00
Vested and expected to vest at September 30, 2018	41,226,339	$0.35	3.3	$-
Exercisable at September 30, 2018	41,226,339	$0.35	3.6	$-

The aggregate intrinsic value outstanding stock warrants was $0, based on warrants with an exercise price less than the Company’s stock price of $0.12 as of September 30, 2018, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

NOTE 10 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016, our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”) and our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2017 Plan, and 2018 Plan the “Plans”). The Plans are identical, except for number of shares reserved for issuance under each. As of September 30, 2018, the Company had granted an aggregate of 58,600,000 securities under the Plans, with 5,900,000 shares available for future issuances.

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

During the nine months ended September 30, 2018, the Company granted ten-year options outside of our Plans to purchase up to 13,250,000 shares of the Company’s common stock. The fair value of $2,136,883, was determined using the Black-Scholes option pricing model, assuming approximately 2.78% - 2.98% risk-free interest, 0% dividend yield, 112.67% -116.28% volatility, and expected life of ten years and will be charged to operations over the vesting terms of the options.

The summary terms of the issuances are as follows:

Exercise Price	Number of Options	Vesting Terms
$0.20	12,000,000	Immediately
0.36	250,000	Immediately
0.40	1,000,000	Immediately

Stock options outstanding and exercisable on September 30, 2018 are as follows:

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$0.01 – 0.25	13,056,786	9.49	13,056,786
0.26 - 0.50	1,939,631	8.51	1,939,631
0.51 – 0.75	1,820,112	7.93	1,820,112
0.76 - 1.00	9,926,072	7.96	9,912,072
1.01 - 2.00	629,164	7.86	629,164
	27,371,765		27,357,765

A summary of the stock option activity for the nine months ended September 30, 2018 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	14,378,432	$0.76	8.48	$771,359
Grants	13,250,000	0.22
Exercised	(256,667)	0.51
Forfeiture/Canceled	-
Outstanding at September 30, 2018	27,371,765	0.50	8.73	$-
Exercisable at September 30, 2018	27,357,765	$0.50	8.73	$-

The aggregate intrinsic value of outstanding stock options was $25,363, based on options with an exercise price less than the Company’s stock price of $0.13 as of September 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

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

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with a volatility figure derived historical data. The Company accounts for the expected life of options based on the contractual life of options for non-employees.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On October 17, 2018, MassRoots issued 1,750,000 shares of common stock upon the exercise of warrants for proceeds of $196,875.

On October 30, 2018, MassRoots issued 2,000,000 shares of common stock, and recorded an additional 205,000 shares of common stock to be issued, for services rendered under the 2018 Plan with an intrinsic value of $217,678.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited financial statements and related notes contained in Part I, Item 1 of this Quarterly Report. Please also refer to the note about forward-looking statements contained in this Quarterly Report immediately preceding Part I, Item 1.

Overview

MassRoots was formed in April 2013 as a technology platform for the cannabis industry. Powered by more than one million registered users (“Users”), MassRoots enables consumers to rate cannabis products and strains based on their efficacy (i.e. effectiveness for treating ailments such as back-pain or epilepsy) and then presents this information in easy-to-use formats for consumers to make educated purchasing decisions at their local dispensary. Businesses are able to leverage MassRoots by strategically advertising to consumers based on their preferences and tendencies.

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

For much of our history, we have focused on building a consumer-facing application and only recently shifting our efforts to developing our advertising portal. In June 2018, we launched MassRoots for Business, a business portal which enables dispensaries to list their location and key information on the MassRoots dispensary finder as well as viewing analytics about their local consumers. We are charging dispensaries a minimum recurring monthly fee, per location, for access to the portal. In addition, in September2018, we launched our WeedPass rewards program which is fully integrated with our mobile applications and business portals. Our WeedPass rewards program incentivizes consumer loyalty with concert, movie and sporting event tickets.

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

Blockchain Technology

In December 2017, we formed MassRoots Blockchain Technologies, Inc., a wholly-owned subsidiary of the Company to explore how blockchain technology may be utilized in the cannabis industry.

For the three months ended September 30, 2018 and 2017

	For the three months ended
	30-Sept-18	30-Sept-17	$ Change	% Change
Gross revenue	$4,014	$11,516	$(7,502)	(65.1%)

Operating expenses	3,914,253	7,533,530	(3,619,277)	(48.0%)

Loss from Operations	(3,910,239)	(7,522,014)	3,611,775	(48.0%)

Other Income /(Expense)	(616,752)	444,948	(1,061,700)	(238.6%)

Net Loss	$(4,526,991)	$(7,077,066)	$2,550,075	(36.0%)

Revenues

For the three months ended September 30, 2018 and 2017, we generated revenues of $4,014 and $11,516, respectively, a decrease of $7,502. This was attributed to restructuring of our sales strategy and the implementation of a new sales strategy for the Company in 2018, which included the deployment of a new online advertising portal for businesses in late June 2018.

Operating Expenses

For the three months ended September 30, 2018 and 2017, our operating expenses were $3,914,253 and $7,533,530, respectively, a decrease of $3,619,277. The decreases during the three months ended September 30, 2018 were mainly attributed to a decrease in stock-based compensation to our employees and key consultants which, for 2018, was $2,254,981 as compared to $5,510,554 for the period ended September 30, 2017 (a non-cash decrease of $3,255,573). There was a decrease in payroll and related expenses of $427,217 as payroll and related expenses were $384,558 for the three months ended September 30, 2018 as compared to $811,775 for the same period in 2017 related to taxes and penalties attributed to equity issuances to employees not recorded previously. In addition, the Company recorded amortization of software costs of $108,182 and $0, for the three months ended September 30, 2018 and 2017, respectively.

Other Income (Expense)

For the three months ended September 30, 2018 and 2017, the Company recorded net interest expense of $456,155 and $189,125, respectively, related to the Company’s convertible debt issued in August 2017, and also interest expense related to taxes and penalties attributed to equity issuances to employees not recorded previously. As of September 30, 2018, the remaining notes payable had been paid in full. For the three months ended September 30, 2018 and 2017, the Company incurred a $160,597 loss and a $634,073 gain, respectively, related to the fair value mark to market adjustments of its derivative liabilities.

Net Loss

For the three months ended September 30, 2018 and 2017, we had net losses of $4,526,991 and $7,077,066, respectively, a decrease of $2,550,075, for the reasons discussed above.

For the nine months ended September 30, 2018 and 2017

	For the nine months ended
	30-Sept-18	30-Sept-17	$ Change	% Change
Gross revenue	$7,743	$289,130	$(281,387)	(97.3%)

Operating expenses	11,941,053	27,315,960	(15,374,907)	(56.3%)

Loss from Operations	(11,933,310)	(27,026,830)	15,093,520	(55.8%)

Other Income /(Expense)	(1,014,943)	871,933	(1,886,876)	(216.4%)

Net Loss	$(12,948,253)	$(26,154,897)	$13,206,644	(50.5%)

Revenues

For the nine months ended September 30, 2018 and 2017, we generated revenues of $7,743 and $289,130, respectively, a decrease of $281,387. This was attributed to restructuring of our sales model and implementation of a new sales strategy for the Company in 2018, which included the deployment of a new online advertising portal for businesses in late June 2018.

Operating Expenses

For the nine months ended September 30, 2018 and 2017, our operating expenses were $11,941,053 and $27,315,960, respectively, a decrease of $15,374,907. The decrease during the nine months ended September 30, 2018 were mainly attributed to a decrease in stock-based compensation to our employees and key consultants which, for 2018, was $5,447,629 as compared to $19,882,527 for the period ended September 30, 2017 (a non-cash decrease of $14,434,898). There was a decrease in payroll and related expenses of $519,370 as payroll and related expenses were $2,213,541 for the nine ended September 30, 2018 as compared to $2,732,911 for the same period in 2017. In addition, the Company recorded amortization of software costs of $315,299 and $0, for the nine months ended September 30, 2018 and 2017, respectively. The main factor that attributed to the decrease in the Company’s operating expenses was a reduction in the Company’s employee work-force.

Other Income (Expense)

For the nine months ended September 30, 2018 and 2017, the Company recorded net interest expense of $854,346 and $189,125, respectively, related-to the Company’s convertible debt issued in August 2017 and also interest expense related to taxes and penalties attributed to equity issuances to employees not recorded previously. As of September 30, 2018, the remaining notes payable had been paid in full. For the nine months ended September 30, 2018 and 2017, the Company recognized a gain of $0 and $75,000, respectively, on the sale of securities, while for the nine months ended September 30, 2018 and 2017, the Company incurred a loss of $160,597 and a gain of $986,058, respectively, related to the fair value mark to market adjustments of its derivative liabilities.

Net Loss

For the nine months ended September 30, 2018 and 2017, we had net losses of $12,948,253 and $26,154,897, respectively, a decrease of $13,206,644 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended September 30, 2018 and 2017 was $5,718,352 and $7,200,176, respectively. This decrease was primarily caused by net losses of $12,948,253 and $26,154,897 for the nine months ended September 30, 2018 and 2017, respectively. These reductions were offset by non-cash amounts for depreciation and amortization, stock-based compensation and interest and amortization of debt discounts for the nine months ended September 30, 2018 and 2017.

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $224,076 and $236,833, respectively. For the nine months ended September 30, 2018, investing activities were related to the purchase of equipment and investment in a new customer internet application called WeedPass. For the nine months ended September 30, 2017, investing activities were related to cash used for purchases of property and equipment and the purchase of an equity investment of $100,002 in HighTimes Holdings Corp. These items were offset by proceeds from sale of securities and we received $8,672 in connection with the acquisition of DDDigtal, LLC.

Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 was $4,752,062 and $7,329,841, respectively. During the nine months ended September 30, 2018, these funds came mainly from sales of common stock and proceeds from convertible debentures, offset by repayments of related-party advances, while during the same period in 2017, these funds came mainly from warrant and stock subscriptions as well as proceeds from the issuance of convertible notes, offset by repayments of advances.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The Company’s primary source of operating funds since inception has been cash proceeds from the public and private placements of the Company’s securities, including debt securities, and proceeds from the exercise of warrants and options. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company will require additional financing to fund future operations. No assurance can be made that such financing will be obtained.

Capital Resources

As of September 30, 2018, we had cash on hand of $11,221. We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2018 were not effective due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 1, 2018 to September 30, 2018, the Company recorded the following unregistered sales of equity.

The Company issued an aggregate of 4,500,000 restricted shares of its common stock, having an aggregate fair value of $540,000 for services rendered under its 2018 equity incentive plan.

The Company issued an aggregate of 130,000 restricted shares that were recorded as to be issued as of June 30, 2018, with an aggregate fair value of $32,995.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibit Index

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSROOTS, INC.

Date: November 16, 2018	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2018	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer (Principal Financial and Accounting Officer)

-21-