Form 10-K
period 2018-12-31
MassRoots, Inc.
filed 2019-04-16
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10- K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☒
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22,362,655.

Number of shares of common stock outstanding as of April 11, 2019 was 182,390,849.

Documents Incorporated by Reference: None.

MASSROOTS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2018
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

ii

PART I

ITEM 1. BUSINESS

Overview

MassRoots, Inc. (“MassRoots” or the “Company”) was formed in April 2013 as a technology platform for the cannabis industry. Powered by more than one million registered users, MassRoots enables consumers to rate cannabis products and strains based on their efficacy (i.e., effectiveness for treating ailments such as back-pain or epilepsy) and then presents this information in easy-to-use formats for consumers to make educated purchasing decisions at their local dispensary. Businesses are able to leverage MassRoots by strategically advertising to consumers based on their preferences and tendencies.

“Registered users” (“Users”) are defined as users who currently have an account with MassRoots. It does not include users who have deleted their account nor does it reflect active usage over any set period of time.

Over the past six years, MassRoots has established itself as a leading technology company in the emerging cannabis industry, building a User-base of more than one million registered Users, partnering with some of the most recognized brands in the industry and raising significant capital from institutional and private investors. Since inception, the Company has generated approximately $1.2 million in revenue.

Historically, we have focused on building a consumer-facing application and have not spent significant resources on developing our advertising portal for dispensaries. However, we are now focusing our efforts on developing our advertising portal so as to automate the processes and platform needed to deliver our underlying services. In the summer of 2018, we launched a revamped MassRoots Business Portal and a consumer rewards program, WeedPass®, accessible through the MassRoots mobile app. After an introductory free trial period, we charge dispensaries a monthly fee for their dispensary listing and access to our consumer rewards program. With MassRoots’ wide-spread audience and following in some of the leading medical cannabis markets in the country, we believe our business portal will be well-received by our client base. According to ArcView Market Research, there are projected to be over 2,700 state-regulated dispensaries in the United States by 2020.

Background

We were incorporated in the state of Delaware on April 26, 2013 as a technology platform for the cannabis industry.

Our principal executive office is located at 7083 Hollywood Blvd., Office 4084, Los Angeles, CA 90028, and our telephone number is (833) 467-6687.

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

Our Products and Services

Our technology platform consists of MassRoots, our consumer-facing social network, which is accessible through the Apple App Store, the Amazon App Store and the Google Play Marketplace, and our business and advertising portal for companies which can be accessed at www.massroots.com/business.

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

●	Users can create a profile by selecting a username and setting their password;

●	Users have the ability to follow other Users on our network which permits them to follow other Users’ posts which are displayed on their newsfeed;

●	Users have the ability to review strains and products based on factors including, but not limited to, quality. These reviews are displayed on product pages within the app and on the User’s profile;

●	Users have the ability to like, comment and report statuses from other Users. By “liking” a status, a User is indicating their approval of the post’s content. By commenting on a status, Users are free to voice their opinions or comments with respect to the post. By reporting a status, Users can flag content that violates our Terms and Conditions, including spam, harassing content, and posts or comments that appear to solicit the transaction of cannabis or other products;

●	Users have the ability to tag other Users and use hashtags to categorize posts. By using the “@” symbol followed by a username, Users can tag other Users in posts they want them to see or if such Users are included in the picture or post. By using the “#” followed by a categorical word, Users can categorize posts based on their content;

●	Users have the ability to post pictures with text captions or just text statuses;

●	Users have the ability to search for other Users based on their username and the ability to search by hashtag to display all results within a particular category. Users can sort hashtag searches by their popularity or when they were posted; and

●	Users have the ability to set their profile to public or private. By setting their profile to public, any User on MassRoots’ apps will be able to see the public profile’s posts and follow the account. When a profile is private, another User must request to follow such account and the account owner must grant permission before they can view any of the account’s posts.

User Growth and Product Distribution Channels

The MassRoots app is distributed free-of-charge through the Apple App Store, the Google Play Marketplace and the Amazon App Store. The MassRoots network is also accessible through desktop and mobile web browsers by navigating to www.massroots.com. Our business and advertising portal can be accessed at www.massroots.com/business. Through this portal companies can edit their profiles, distribute information to Users and view analytics such as impressions, views and clicks.

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

In December 2017, we commenced the re-development of the MassRoots Business Portal, a platform where dispensaries and other industry participants, such as producers and other ancillary businesses, may advertise their goods and services. To date, we have used approximately $370,000 for the initial development of the MassRoots Business Portal, including features that allow for tracking of advertising impressions, enhanced targeting and serving of advertisements, as well as a program that would be designed to reward Users of the MassRoots platform for providing high quality reviews on cannabis strains and products. The development and implementation of these any other features, including the possible use of digital instruments, is currently contemplated to be made within the MassRoots App and platform, and is intended to generate the growth of Users of the MassRoots platform and stimulate the MassRoots platform’s overall activity.

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

Our activities outside of the application stores have also faced backlash and resistance due to our status as a cannabis-related company. For example, our Instagram account is followed by more than 400,000 users and we utilize this following to help expand our user-base. However, in a situation similar to the removal of our application from the Apple App Store, our Instagram account was suspended in January 2016 without notice or explanation. Our account was reinstated on February 26, 2016. While management believes that our platform is at the point where any potential suspensions effecting our Company will not affect our User growth, we expect to continue to face similar situations in the future that may cause disruptions to the execution of our business plan.

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

The Cole Memo

On August 29, 2013, Deputy Attorney General James Cole issued a memo (the “Cole Memo”) in response to certain states passing measures to regulate the medical and adult-use of cannabis. In the Cole Memo, the Department of Justice made clear that marijuana remains an illegal drug under the Controlled Substances Act and that federal prosecutors will continue to aggressively enforce the statute. The Department of Justice identified eight enforcement areas that federal prosecutors should prioritize. Outside of such enforcement priorities, the federal government has traditionally relied on state and local authorities to address marijuana activity. The Cole Memo established several basic guidelines by which state-regulated cannabis businesses could operate to minimize the risk of intervention and enforcement by the Department of Justice. The guidelines focused on ensuring that cannabis did not cross state lines, keeping dispensaries away from schools and public facilities and strict-enforcement of state laws by regulatory agencies, among other priorities.

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

Guidance to Banks Relating to the Marijuana Industry

On February 14, 2014, the Department of Justice and the Department of Treasury issued guidance to banks about how to serve the marijuana industry without running afoul of federal regulations. Prior to such guidance, dispensaries were forced to operate on a cash basis, presenting significant security and accounting issues. Although banks have remained reluctant to work with marijuana businesses because of federal prohibition laws, this guidance was a major step in legitimizing and accepting the cannabis industry on a national level. In addition, the adoption of the Joyce Amendment (formerly known as the Rohrabacher-Farr Amendment) (as discussed below) indicates some level of support in Congress for medicinal cannabis, even if its actual effect is still undetermined.

For additional information concerning the Cole Memo, the Sessions Member, the Joyce Amendment and regulatory conditions, see the section entitled “Business – Government Regulation.”

Current States with Laws Permitting the Medical or Adult Use of Cannabis

Recreational marijuana is regulated in ten states and the District of Columbia and medical marijuana is regulated in 33 states. In addition, thirteen additional states have legalized low-tetrahydrocannabinol (“THC”)/high-cannabidiol(“CBD”) extracts for select medical conditions. The states which have enacted such laws are listed in the following table:

State	Year Passed
1. Alaska*	1998
2. Arizona	2010
3. Arkansas	2016
4. California*	1996
5. Colorado*	2000
6. Connecticut	2012
7. District of Columbia*	2010
8. Delaware	2011
9. Florida	2016
10. Hawaii	2000
11. Illinois	2013
12. Louisiana	2015
13. Maine*	1999
14. Maryland	2014
15. Massachusetts*	2012
16. Michigan	2008
17. Minnesota	2014
18. Missouri	2018
19. Montana	2004
20. Nevada*	2000
21. New Hampshire	2013
22. New Jersey	2010
23. New Mexico	2007
24. New York	2014
25. North Dakota	2016
26. Pennsylvania	2016
27. Ohio	2016
28. Oklahoma	2018
29. Oregon*	1998
30. Rhode Island	2006
31. Utah	2018
32. Vermont*	2004
33. Washington*	1998
34. West Virginia	2017

* State has enacted laws permitting the adult use of cannabis, in addition to medical use.

Public Support for Regulation of Cannabis Increasing

A Gallup poll conducted in October 2018 found that 66% of Americans supported regulating the use of cannabis, and a February 2017 Quinnipiac poll found that 71% of Americans were opposed to federal government interference with state marijuana programs. These statistics continue the trend over the past decade toward public support for cannabis.

Market Conditions that Could Limit Our Business

Cannabis is a Schedule I controlled substance under Federal law and, as such, there are several factors that could limit our business operations including, but not limited to:

●	The Federal government and many private employers prohibit drug use of any kind, including cannabis, even where it is permissible under state law. Random drug screenings and potential enforcement of such employment provisions may significantly reduce the size of the potential cannabis market;

●	Enforcement of Federal law prohibiting cannabis occurs randomly and often without notice. This could scare many potential investors away from cannabis-related investments and makes it difficult to make accurate market predictions;

●	On January 4, 2018, the Department of Justice issued the Sessions Memo announcing a return to the rule of law and the rescission of previous guidance documents. The Sessions Memo rescinded the Cole Memo. Although there is no guarantee that additional states will pass measures to regulate cannabis use under state law, the Sessions Memo may further deter states from passing such measures. Furthermore, irrespective of the Sessions Memo, in many states, public support of regulation initiatives may not maintain enough support to pass. This is especially true when a supermajority is needed to pass measures, like in Florida where a state constitutional amendment permitting medical cannabis required 60% approval to pass. Changes due to the Sessions Memo and in voters’ attitudes and turnout have the potential to slow or stop the cannabis regulation movement and potentially reverse recent cannabis regulation victories;

●	There has been some resistance and negativity as a result of recent cannabis regulation at the state level, especially as it relates to drugged driving. The lack of clearly defined and enforced laws at the state level has the potential to sway public opinion against marijuana regulation; and

●	In the event that the Federal government does not enforce the Federal law prohibiting cannabis, state laws regarding the regulation of cannabis are being challenged through lawsuits. Lawsuits have been brought by private groups and local law enforcement officials. If these lawsuits are successful, state laws permitting cannabis sales may be overturned which will significantly reduce the size of the potential cannabis market and have a material adverse effect on our business.

Please see “Government Regulation” below for additional information.

Government Regulation

Marijuana is a categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. However, 33 states have passed state laws that permit doctors to recommend cannabis for medical-use and ten of those states and the District of Columbia have enacted laws that regulate the adult-use of cannabis for any reason. In addition, thirteen additional states have legalized low-THC/high- CBD extracts for select medical conditions. Because doctors are prohibited from prescribing a Schedule I controlled substance, the passage of a state medical marijuana does not necessarily guarantee the implementation of a regulated, commercial system through which patients can purchase cannabis products. This has created an unpredictable business-environment for dispensaries and collectives that operate under certain state laws but in violation of Federal law.

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

The Cole Memo was a guide for United States attorneys and did not alter in any way the Department of Justice’s authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. As described below, as a result of the issuance of the Sessions Memo by the Department of Justice, on January 4, 2018, the Cole memo was rescinded. Prior to the issuance of the Sessions Memo, we had implemented standard operating procedures and policies to ensure that we were operating in compliance with the Cole Memo. We cannot provide assurance that our actions were, are or will be in compliance with the Cole Memo, the Sessions Memo or any other laws or regulations that currently exist or may be amended or adopted in the future.

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

In addition, as part of the agreement to allow our app to return to the Apple App Store, we implemented geographic restrictions to restrict new Users to our mobile apps to the District of Columbia and the 33 states in which the use of marijuana is permitted.

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

Joyce Amendment (formerly known as the Rohrabacher-Farr Amendment)

On December 16, 2014, H.R. 83 - Consolidated and Further Continuing Appropriations Act, 2015 was enacted and included a provision now known as the “Joyce Amendment” which states:

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

The Joyce Amendment would appear to protect the right of the states to determine their own laws on medical cannabis use; however, the actual effects of the amendment are still unclear. The Joyce Amendment did not remove the federal ban on medical cannabis and cannabis remains regulated as a Schedule I controlled substance. Further, the United States Department of Justice has interpreted the Joyce Amendment as only preventing federal action that prevents states from creating and implementing cannabis laws - not against the individuals or businesses that actually carry out cannabis laws – and has continued to sporadically initiate enforcement actions against individuals or businesses participating in the cannabis industry despite such participation being regulated under state law. Whether this interpretation is appropriate is still being litigated, and, while an initial district court decision has not supported the Department of Justice’s interpretation, such decision is currently under appellate review. In addition, no matter what the interpretation is adopted by the courts, there is no question that the Joyce Amendment does not protect any party not in full compliance with state medicinal cannabis laws.

The Joyce Amendment represents one of the first times in recent history that Congress has taken action indicating support of medical cannabis. The Joyce Amendment was renewed by Congress in 2015, 2016, 2017 and 2018 and is in effect until September 30, 2019.

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

Recent Developments

In February 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MassRoots Supply Chain, Inc., our wholly-owned subsidiary (“Merger Subsidiary”), COWA Science Corporation, a Delaware corporation (“COWA”), and Christopher Alameddin, an individual acting solely in his capacity as a stockholder representative pursuant to which Merger Subsidiary will be merged with and into COWA, whereby the separate corporate existence of Merger Subsidiary will cease and COWA will be the surviving entity (the “Surviving Entity”) and our wholly-owned subsidiary (the “Merger”). Upon effectiveness of the Merger, we will issue an aggregate of 50,000,000 shares of our common stock to the stockholders of COWA and each share of the common stock of Merger Subsidiary will be converted into one newly issued, fully paid and non-assessable share of common stock of the Surviving Entity. If COWA attains certain revenue targets, its stockholders may receive up to an additional 50 million shares of our common stock. The closing of the Merger is subject to various conditions, including, but not limited to, approval of the Merger and the Merger Agreement by COWA stockholders and the delivery of audited financial statements by COWA, In the event the Merger has not closed by May 15, 2019, the Company may terminate the Merger Agreement upon providing written notice to COWA.

COWA provides dispensaries, cannabis cultivators, distributors and ancillary companies with the supply chain products they need to run their businesses. We anticipate that the Merger will enable both our business and COWA’s business to expand their client-bases by offering customers a complete suite of cannabis-centric products and services, including:

●	Advertising services, including listings on MassRoots’ dispensary finder and WeedPass rewards program;

●	Growing supplements and nutrients, including white-labeled growing materials;

●	Consumer packaging compliant with industry-specific regulations;

●	Process and product development;

●	Heating, ventilation and air conditioning, or HVAC, resources tailored to the unique needs of regulated cannabis businesses; and

●	Miscellaneous office and cleaning supplies, lab equipment, and bulk chemicals.

Intellectual Property

MASSROOTS and TOKE are federally registered trademarks of MassRoots, ODAVA is a state registered trademark of MassRoot and RETAIL is a state registered trademark of Odava.

Employees and Consultants

As of April 11, 2019, MassRoots has 8 full-time employees, 2 part-time employees, and one full-time independent contractor.

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

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

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

We are subject to legislative uncertainty that could slow or halt the legalization and use of cannabis, which could negatively affect our business.

Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level, as well as the U.S. government’s continued non-enforcement of federal cannabis laws against state-law-compliant cannabis businesses. Further, progress, while generally expected, is not assured. Some industry observers believe that well-funded interests, including businesses in the alcohol beverage and the pharmaceutical industries, may have a strong economic opposition to the continued legalization of cannabis. The pharmaceutical industry, for example, is well funded with a strong and experienced lobby that eclipses the funding of the medical cannabis movement. Any inroads legalization opponents could make in halting the impending cannabis industry could have a detrimental impact on our business. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these or other factors could slow or halt use of cannabis, which would negatively impact our business.

Our business depends on continued purchases by businesses and individuals selling or using cannabis pursuant to state laws in the United States.

Thirty-three states allow their citizens to use medical cannabis, and the District of Columbia and ten states have regulated the sale of cannabis for adult use. In addition, thirteen additional states have legalized low-THC/high-CBD extracts for select medical conditions (“CBD States”). Several CBD States are considering legalizing medical cannabis, and several medical states may extend legalization to adult use.

The states’ cannabis programs have proliferated and grown even though the cultivation, sale and possession of cannabis is considered illegal under U.S. federal law. Under the Controlled Substances Act (“CSA”), cannabis is a Schedule I drug, meaning that the Drug Enforcement Administration recognizes no accepted medical use for cannabis, and the substance is considered illegal under federal law.

In an effort to provide guidance to U.S. Attorneys’ offices regarding the enforcement priorities associated with cannabis in the United States, the U.S. Department of Justice (the “DOJ”) has issued a series of memoranda detailing its suggested enforcement approach. During the administration of former President Obama, each memorandum acknowledged the DOJ’s authority to enforce the CSA in the face of state laws, but noted that the DOJ was more committed to using its limited investigative and prosecutorial resources to address the most significant threats associated with cannabis in the most effective, consistent, and rational way.

On August 29, 2013, the DOJ issued what came to be called the Cole Memo which gave U.S. Attorneys the discretion not to prosecute federal cannabis cases that were otherwise compliant with applicable state law that had legalized medical or adult-use cannabis and that have implemented strong regulatory systems to control the cultivation, production, and distribution of cannabis. Accordingly, the Cole Memo provided lawful cannabis-related enterprises a tacit federal go-ahead in states with legal cannabis programs, provided that the state had adopted and was enforcing strict regulations and oversight of the medical or adult-use cannabis program in accordance with the specific directives of the Cole Memorandum.

On January 4, 2018, Attorney General Jefferson Sessions issued a memorandum that rescinded previous DOJ guidance on the state-legal cannabis industry, including the Cole Memo. Attorney General Sessions wrote that the previous guidance on cannabis law enforcement was unnecessary, given the well-established principles governing federal prosecution that are already in place. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide whether to prosecute even state-legal adult-use cannabis activities.

In November 2018, Attorney General Sessions resigned and left the DOJ. As a nominee, Attorney General William Barr testified before the U.S. Senate and wrote to Congress that, as Attorney General, he would not seek to prosecute cannabis companies that relied on the Cole Memorandum and are complying with state law.

Since December 2014, companies that are strictly complying with state medical cannabis laws have been protected against enforcement for that activity by an amendment (originally called the Rohrabacher-Blumenauer Amendment, now called the Joyce Amendment) to the Omnibus Spending Bill, which prevents federal prosecutors from using federal funds to impede the implementation of medical cannabis laws enacted at the state level. Federal courts have interpreted the provision to bar the DOJ from prosecuting any person or entity in strict compliance with state medical cannabis laws.

While the protection of the Joyce Amendment prevents prosecutions, it does not make cannabis legal. Accordingly, if the protection expires, prosecutors could prosecute federally illegal activity that occurred within the statute of limitations even if the Joyce Amendment protection was in place when the illegal activity occurred. The protection of the Joyce Amendment depends on its continued inclusion in the federal Omnibus Spending Bill, or in some other legislation, and entities’ strict compliance with the state medical cannabis laws. That protection has been extended into 2019 through recent budget negotiations. While industry observers expect Congress to extend the protection in future Omnibus Spending Bills, there can be no assurance that it will do so.

Although several cannabis law reform bills are pending in the U.S. Congress, passage of any of them and ultimately the President’s support and approval remain uncertain. President Trump has stated that he would support federal legislation that would defer to states that have legalized cannabis (in other words, if a state legalized cannabis, cannabis in that state would not be federally illegal after the point at which the state legalized it).

Until the U.S. Government changes the law with respect to cannabis, and particularly if Congress does not extend the protection of state medical cannabis programs, there is a risk that federal authorities could enforce current federal cannabis law. An increase in federal enforcement against companies licensed under state cannabis laws could negatively impact the state cannabis industries and, in turn, our revenues, profits, financial condition, and business model.

Because our business is dependent, in part, upon continued market acceptance of cannabis by consumers, any negative trends will adversely affect our business operations.

We are dependent on public support, continued market acceptance and the proliferation of consumers in the legal cannabis markets. While we believe that the market and opportunity in the space continue to grow, we cannot predict the future growth rate or size of the market. Any downturns in, or negative outlooks on, the cannabis industry may adversely affect our business and financial condition.

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

Our business strategy is dependent on our ability to develop platforms and features to attract new businesses and users, while retaining existing ones. Staffing changes, changes in user behavior or development of competing platforms may cause Users to switch to alternative platforms or decrease their use of our platform. There is no guarantee that companies and dispensaries will use these features and we may fail to generate revenue. Additionally, any of the following events may cause decreased use of our platform:

●	Emergence of competing platforms and applications;

●	Inability to convince potential companies to join our platform;

●	Technical issues on certain platforms or in the cross-compatibility of multiple platforms;

●	Securities breaches with respect to our data;

●	A rise in safety or privacy concerns; and

●	An increase in the level of spam or undesired content on the network.

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

Historically, we have generated most of our revenue from third parties advertising on our website. Some of our third party advertisers include cannabis companies such as regulated cannabis dispensaries and mainstream brands such as Uber. As is common in the industry, our advertisers usually do not have long-term advertising commitments with us. It is possible that such advertisers may not continue to do business with us for several reasons including that they no longer believe that their advertisements on our website will generate a competitive return relative to other alternatives or in the alternative they may reduce the prices they are willing to pay to advertise their products and services on our website.

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

The success of our business depends on our continued ability to use our existing tradename in order to increase our brand awareness. As of the date hereof, MASSROOTS and TOKE are federally registered trademarks owned by us, ODAVA is a state registered trademark owned by us and RETAIL is a state registered trademark of Odava, Inc. The unauthorized use or other misappropriation of any of the foregoing trademarks could diminish the value of our business which would have a material adverse effect on our financial condition and results of operation.

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

We and our customers may have difficulty accessing the service of banks, which may make it difficult for us and for them to sell our products.

Financial transactions involving proceeds generated by cannabis-related activities can form the basis for prosecution under the U.S. federal money laundering statutes, unlicensed money transmitter statutes and the U.S. Bank Secrecy Act. Guidance issued by  the Financial Crimes Enforcement Network clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Furthermore, since the rescission by U.S. Attorney General Sessions on January 4, 2018 of the Cole Memo, U.S. federal prosecutors have had greater discretion when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. As a result, given these risks and their own related disclosure requirements, some banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. While we do not presently have challenges with our banking relationships, should we have an inability to maintain our current bank accounts, or the inability of our customers to maintain their current banking relationships, it would be difficult for us to operate our business, may increase our operating costs, could pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

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

As reported in our Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 and 2017 due to material weaknesses regarding our controls and procedures. The Company did not have sufficient segregation of duties to support its internal control over financial reporting. Due to our small size and limited resources, segregation of all conflicting duties has not always been possible and may not be economically feasible in the near term; however, we do expect to hire additional accounting personnel in the near future. We have and do endeavor to take appropriate and reasonable steps to make improvements to remediate these deficiencies. If we have continued material weaknesses in our internal financial reporting, our financial condition could be impaired or we may have to restate our financials, which could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the success of our business.

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

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

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

We are an “emerging growth company” within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

For as long as we remain an “emerging growth company”, as defined in the Jumpstart Our Business Startups (“JOBS”) Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these and other exemptions until we are no longer an “emerging growth company”. In addition, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (2) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, and (4) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act (i.e., the first day of the fiscal year after we have (a) more than $700,000,000 in outstanding common equity held by our non-affiliates, measured each year on the last day of our second fiscal quarter, and (b) been public for at least 12 months).

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of the date of this Annual Report, members of our management team beneficially own approximately 12.62% of our outstanding common stock. As a result, management may have the ability to control substantially all matters submitted to our stockholders for approval including:

●	election and removal of our directors;

●	amendment of our Second Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) or Bylaws; and

●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

We are authorized to issue up to 500,000,000 shares of common stock of which 182,390,849 shares of common stock are issued and outstanding as of April 11, 2019. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of stockholders. In addition, we are authorized to issued up to 10,000,000 shares of preferred stock of which 0 shares of preferred stock are issued and outstanding as of April 11, 2019. Consequently, our stockholders may experience further dilution in their ownership of our stock in the future, which could have an adverse effect on the trading market for our common stock. Furthermore, our Certificate of Incorporation gives our Board the right to create one or more new series of preferred stock. As a result, our Board may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interests of the holders of our common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be used to discourage, delay or prevent a change of control of our Company, which could materially adversely affect the price of our common stock.

Our Certificate of Incorporation contains an exclusive forum provision with respect to all Internal Corporate Claims, which may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable and discourage lawsuits against us or our current or former directors or officers and/or stockholders in such capacity.

Our Certificate of Incorporation provides that all Internal Corporate Claims (as defined in the Certificate of Incorporation) must be brought solely and exclusively in the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction, the Superior Court of the State of Delaware, or, if such other court does not have jurisdiction, the United States District Court for the District of Delaware). All of our stockholders are subject to the exclusive forum provision of our Certificate of Incorporation. The exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes based upon Internal Corporate Claims, which may discourage lawsuits against us or our current or former directors or officers and/or stockholders in such capacity. In addition, if a court were to find this exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur costs associated with resolving the dispute in other jurisdictions, which could have a material adverse effect on our business and operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

On July 24, 2018, we entered into a Membership Agreement (the “Membership Agreement”) with WeWork pursuant to which we transferred our WeWork lease to our office located at 7083 Hollywood Blvd., Los Angeles, California 90028 effective as of August 1, 2018. The term of the Membership Agreement is for one month which term shall automatically be renewed for successive one month terms unless terminated by either party pursuant to the terms of the Membership Agreement. We pay a fee of $4,125 per month for the leased premises.

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

Holders

As April 11, 2019, there were 140 stockholders of record per the Company’s transfer agency’s listing of stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer Company, located at 173 Keith Street, Suite 3, Warrenton, Virginia 20186.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

From September 30, 2018 to December 31, 2018, the Company issued the following securities:

The Company issued an aggregate of 2,000,000 restricted shares of its common stock, with an aggregate fair value of $197,440 for services rendered under its 2018 Equity Incentive Plan.

The issuance of the above securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	27,820,903	$0.50	2,740,000
Equity compensation plans not approved by security holders	-	-	-
Total	27,820,903	$0.50	2,740,000

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

Overview

We were formed in April 2013 as a technology platform for the cannabis industry. Powered by more than one million registered Users, we enable consumers to rate cannabis products and strains based on their efficacy (i.e., effectiveness for treating ailments such as back-pain or epilepsy) and then present this information in easy-to-use formats for consumers to make educated purchasing decisions at their local dispensary. Businesses are able to leverage MassRoots by strategically advertising to consumers based on their preferences and tendencies.

Over the past six years, we have established our self as a leading technology company in the emerging cannabis industry, building a User-base of over one million registered Users, partnering with some of the most recognized brands in the industry and raising significant capital from institutional and private investors. Since inception, we have generated approximately $1.2 million in revenue.

Historically, we have focused on building a consumer-facing application and have not spent significant resources on developing our advertising portal for dispensaries. However, we are now focusing our efforts on developing our advertising portal so as to automate the processes and platform needed to deliver our underlying services. In the summer of 2018, we launched a revamped MassRoots Business Portal and a consumer rewards program, WeedPass®, accessible through the MassRoots App. After an introductory free trial period, we charge dispensaries a monthly fee for their dispensary listing and access to our consumer rewards program. With MassRoots’ wide-spread audience and following in some of the leading medical cannabis markets in the country, we believe our business portal will be well-received by our client base. According to ArcView Market Research, there are projected to be over 2,700 state-regulated dispensaries in the United States by 2020.

User Growth and Product Distribution Channels

The MassRoots App is distributed free-of-charge through the Apple App Store, the Google Play Marketplace and the Amazon App Store. The MassRoots network is also accessible through desktop and mobile web browsers by navigating to www.massroots.com. Our business and adverting portal can be accessed at www.massroots.com/business. Through this portal, companies can edit their profiles, distribute information to Users and view analytics such as impressions, views and clicks.

Competitors

We compete with other cannabis information platforms such as WeedMaps and Leafly, which provide information with respect to dispensary locations, strain information, and news relating to the cannabis industry. We believe our primary competitive advantage is the community we have created and the significant reviews and data we have collected on key cannabis markets.

Blockchain Technology

In December 2017, we formed MassRoots Blockchain Technologies, Inc., our wholly-owned subsidiary, to explore how blockchain technology may be utilized in the cannabis industry.

Results of Operations For the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

	For the Fiscal Year ended
	31-Dec-18	31-Dec-17	$ Change	% Change
Gross revenue	$19,597	$319,242	$(299,645)	-93.9%

Operating expenses	13,904,112	37,123,202	(23,219,090)	-62.5%

Loss from Operations	(13,884,515)	(36,803,960)	22,919,445	-62.3%

Other Expense	(2,131,926)	(7,585,609)	5,453,683	-71.9%

Net Loss	$(16,016,441)	$(44,389,569)	$28,373,128	-63.9%

Net loss per share - basic and diluted	$(0.10)	$(0.46)	-	-

Since inception on April 26, 2013, and during the year ended December 31, 2018 our business operations have been primarily focused developing our mobile applications, web platform and increasing our User-base.

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

For the year ended December 31, 2018, we generated $19,597 in total revenues, as compared to $319,242 for the year ended December 31, 2017, a decrease of $299,645. This decrease is primarily related to our corporate re-organization in late 2017 pursuant to which we hired a new sales team and implemented a new sales strategy in early 2018, which included the deployment of a new online advertising portal for businesses in late June 2018.

Operating Expenses

For the years ended December 31, 2018 and 2017, our operating expenses were $13,904,112 and $37,123,202, respectively, a decrease of $23,219,090. The decrease was mainly attributed to stock-based compensation to our employees and key consultants which, for 2018, was $5,654,371 as compared to $22,107,949 for 2017, a non-cash decrease of $16,453,578. In addition, impairment expense decreased by $3,190,277 as impairment expense was $606,714 in 2018 as compared to $3,796,991 in 2017, which was mainly attributed to impairment expenses associated with our acquisitions of Odava and Whaxy. There was a decrease in payroll and related expenses of $2,196,537 as payroll and related expenses were $907,870 for 2018 as compared to $3,104,407 for the same period in 2017, which was the result of a decrease in our labor force due to decrease in sales volume. Furthermore, there was a decrease in advertising expense which decreased by $458,788 to $501,451 for 2018 as compared to $960,239 for 2017 due to a focus on marketing to businesses rather than consumers. For the years ended December 31, 2018 and 2017, the Company recorded amortization of software costs of $438,264 and $389,059, respectively.

Our other general and administrative expenses decreased to $4,524,577 for the year ended December 31, 2018 from $5,164,438 for the year ended December 31, 2017, a decrease of $639,861. This decrease was mainly attributed to the following:

●	Consulting and accounting expenses decreased during the year ended December 31, 2018 to $2,075,169 from $2,121,287 during the year ended December 31, 2017. This decrease was primarily a result of us having fewer consulting projects with firms in fiscal year 2018.

●	Independent contractor expenses increased from $765,715 during the year ended December 31, 2017 to $859,882 during the year ended December 31, 2018 due to us engaging more individual consultants.

●	Travel and related expenses decreased to $342,986 during the year ended December 31, 2018 from $718,693 during the year ended December 31, 2017. This was a result of our team attending fewer conferences and meetings with cannabis related businesses in 2018 as compared to 2017.

We realized a loss on the sale of fixed assets of $47,612 for the fiscal year ended December 31, 2018, as compared to $55,849 for the fiscal year ended December 31, 2017.

The decrease of these expenditures resulted in our total operating expenses declining to $13,904,112 in during the year ended December 31, 2018 compared to $37,123,202 during the year ended December 31, 2017, a decrease of $23,219,090.

Loss from Operations

Our loss from operations decreased $22,919,445 to $13,884,515 during the year ended December 31, 2018, from $36,803,960 during the year ended December 31, 2017.

Other Income (Expense)

During the year ended December 31, 2018 and 2017, we realized losses related to the fair value mark to market adjustments of our derivative liabilities of $160,597 and $7,000,835, respectively.

In addition, for fiscal year ended December 31, 2018 and 2017, we recognized a gain on sale of securities of $0 and $75,000, respectively.

During the year ended December 31, 2018, our interest expenses increased to $1,971,329 as compared to $659,774 during the year ended December 31, 2017, an increase of $1,311,555. This increase is mainly due to our July 2018 and December 2018 convertible debt offerings.

Net Loss

Our net loss decreased $28,373,128 to $16,016,441 during the year ended December 31, 2018, from $44,389,569 during the year ended December 31, 2017.

Liquidity And Capital Resources

Net cash used in operations for the year ended December 31, 2018 and 2017 was $6,423,900 and $7,997,465, respectively. This decrease was primarily caused by net loss for 2018 of $16,016,441, offset by lower expenditure for stock based compensation of $5,654,371 for fiscal year 2018 as compared to $22,107,949 for fiscal year 2017.

Net cash used in investing activities for the year ended December 31, 2018 and 2017 was $264,561 and $314,833, respectively. Investing activities in 2018 were attributed to the $260,565 in capitalized costs for the development of WeedPass, as well as $3,996 in fixed asset purchases. Net cash used in investing activities for the year ended December 31, 2017 was attributed to proceeds from sale of securities of $250,000, $11,273 received in connection with the acquisition of DDDigital and Odava, net an investment in CannaRegs, Inc. of $300,000, investments in DDDigital of $78,000 and an equity investment in High Times Holdings Corporation of $100,002, as well as $57,534 in fixed asset purchases.

Net cash provided by financing activities for the year ended December 31, 2018 and 2017 was $5,516,442 and $9,139,395, respectively. During the year ended December 31, 2018, these funds came mainly from sales of common stock of $3,304,000, cash exercises of warrants for $637,230, proceeds from issuance of convertible notes of $3,567,500, and proceeds from advances of $528,650, offset by the repayment of loans of $2,160,938 and the repayment of advances of $360,000. Comparatively for the year ended December 31, 2017, these funds came mainly from warrant exercises amounting to $4,759,762, proceeds from sale of common stock of $2,676,644, proceeds from issuance of convertible debt of $942,500 and proceeds from advances of $770,000, offset by repayment of loans in the amount of $9,511.

Capital Resources

As of December 31, 2018, we had cash on hand of $29,568, and as of December 31, 2018, there were warrants outstanding to purchase up to aggregate of 74,970,002 shares of common stock which, if all were exercised, would provide us with $10,495,800 in cash proceeds.

We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs; however, no assurance can be given that additional financing will be available on terms favorable to us, or at all.

Fundraising

During the year ended December 31, 2018, we received $637,230 proceeds from the exercise of our previously issued warrants.

During the year ended December 31, 2018, we received $2,740,000 from the sales of our common stock.

During the year ended December 31, 2018, we received $564,000 for common stock subscription receivable as of December 31, 2017.

During the year ended December 31, 2018, we received net proceeds of $3,567,500 in connection with the issuance of convertible notes.

During the year ended December 31, 2018, we received gross proceeds of $528,650 in advances, including proceeds from an offering of Simple Agreements for Future Tokens.

Required Capital Over the Next Fiscal Year

We do not believe that we have sufficient capital to become cash-flow positive from operations. We expect that we will need to raise additional funds to continue to fund operations.

We prepared the accompanying consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

We depend upon our ability to secure equity and/or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our management has determined that there is substantial doubt about our ability to continue as a going concern within one year after the consolidated financial statements are issued.

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

FASB ASU No. 2014-15, “Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements” – Issued in August 2014, this update provides an explicit requirement for management to assess an entity’s ability to continue as an ongoing concern, and to provide related footnote disclosures in certain circumstances.

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

FASB ASU 2016-02, Leases (Topic 842) – ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

FASB ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” – The amendment is part of the FASB’s simplification initiative and is intended to simplify the accounting around share-based payment award transactions. The amendments include changing the recording of excess tax benefits from being recognized as a part of surplus capital to being charged directly to the income statement, changing the classification of excess tax benefits within the statement of cash flows, and allowing companies to account for forfeitures on an actual basis, as well as tax withholding changes. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this standard has not had a material impact on the Company’s financial position and results of operations.

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

FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, and Derivatives and Hedging (“ASU 2017-11”) – Adopted in July 2017, ASU No. 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. The Company has adopted ASU No. 2017-11 effective as of January 1, 2018. The adoption of ASU No. 2017-11 has eliminated the derivative liabilities from the Company’s financial statements. The adoption of this standard has not had a material impact on the Company’s financial position and results of operations.

FASB ASU No. 2018-07 (Topic 718), “Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting” – Issued in June 2018, ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The new standard will be effective for the Company on January 1, 2019. Early adoption is permitted. We do not expect adoption of this guidance will have a material impact on the Company’s consolidated financial condition or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2018 were not effective due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the U.S. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

There was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. To remediate our material weaknesses, we plan to appoint additional qualified personnel with the requisite knowledge to improve the levels of review of accounting and financial reporting matters; however, such remediation efforts are largely dependent upon our securing additional financing or generating significant revenue to cover the costs of implementing the changes required.

Until we remediate our material weakness in internal control over financial reporting such weaknesses could result in material misstatements in our financial statements not being prevented or detected.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Executive Position
Isaac Dietrich	27	Chief Executive Officer and Chairman of the Board of Directors

Jesus Quintero	56	Chief Financial Officer

Charles Blum	81	Director

Cecil Kyte	48	Director

Graham Farrar	42	Director

Isaac Dietrich, Chief Executive Officer, Chairman of the Board and Director – Isaac Dietrich is the founder, largest shareholder, and has been a director of the Company since our inception. He also serves as Chief Executive Officer and Chairman of the Board effective as of December 13, 2017. In addition, he previously held the following positions with the Company: Chief Executive Officer (April 2013 – October 2017); Chairman of the Board of the Company (April 2013 – October 2017); and Chief Financial Officer (April 2013 – May 2014 and August 2017 – October 2017). In his various positions, Mr. Dietrich has been responsible for executing MassRoots’ strategic business development. Mr. Dietrich was the co-founder and majority shareholder of RoboCent.com from June 2012 where he helped scale the business until his buyout in December 2016. He has served as Chairman of 2Meet, Inc. since May 2017. He also founded Tidewater Campaign Solutions, LLC, a Virginia Beach-based political strategy firm that was retained by 30 political local and congressional campaigns and political action committees from January 2010 to December 2012. From February 2010 to December 2010, Mr. Dietrich served as Field Director for former Congressman E. Scott Rigell’s campaign. Mr. Dietrich is qualified to serve as a member of the Board because of his business management experience and his years of service with us in various executive capacities together with his knowledge of our Company and relevant experience in the cannabis industry.

Jesus Quintero, Chief Financial Officer – From January 2017 through December 2017 Jesus Quintero served as a financial consultant to several domestic and international companies including, but not limited to, Premier Radiology Services, ATR Wireless Inc. and GAM Distribution Corporation. From May 2014 until December 2016, Mr. Quintero served as Chief Financial Officer of the Company, and from January 2013 until October 2014, he served as Chief Financial Officer of Brazil Interactive Media. Mr. Quintero has held senior finance positions with Avnet Inc., Latin Node, Inc., Globetel Communications Corp and Telefonica of Spain and has extensive experience in public company reporting and SEC compliance matters. His prior experience also includes tenure with PricewaterhouseCoopers and Deloitte & Touch. Mr. Quintero received a B.S. in Accounting from St. John’s University and is a Certified Public Accountant in the State of New York.

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

Cecil Kyte, Director – Cecile Kyte has served as a director of MassRoots since December 2017. Mr. Kyte has served in various capacities at Rightscorp’s, including serving as Chief Executive Officer since June 2015, Chief Financial Officer since October 2016 and Chairman of the company’s board of directors since December 2015. Rightscorp’s mission is to support copyright holders’ abilities to litigate and monetize efforts aimed at piracy and peer to peer infringement on the internet. From 2007 to 2013, Mr. Kyte served as CEO and Chairman of Save The World Air, Inc., a California based publicly traded energy technology company. Under his stewardship, that company grew from roughly $10 million in market capitalization in 2007 to an excess of $350 million by 2013 and accessed roughly $40 million in equity based capital. From 2008 until 2013, Mr. Kyte served as Chief Executive Officer and Chairman of the Board of QS Energy (formerly STWA, Inc.). Additionally, having been a pilot for 30 years, Mr. Kyte has served as an airline captain and flight instructor who is recognized and included in the prestigious FAA Airmen Certification database. This database recognizes pilots who have met or exceeded the high educational, licensing and medical standards established by the Federal Aviation Administration. Mr. Kyte received a Bachelor of Science Degree in Business Administration with emphasis in Accounting from California State University, Long Beach. Mr. Kyte is qualified to serve as a member of the Board because of his previous and current experience running a public company, as well as his educational requirements to hold such a position.

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

Stockholder Communications. Although we do not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at 7083 Hollywood Blvd., Office 4084 Los Angeles, CA 90028, Attention: Legal. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate. Please note that the foregoing communication procedure does not apply to (i) stockholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.

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

Changes in Nominating Procedures

None.

Section 16 Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our outstanding shares of common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership in our common stock and other equity securities. Such persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of copies of the reports received by us or written representations from certain Reporting Persons that no other reports were required, we believe that during the fiscal year ended December 31, 2018, all filing requirements applicable to the Reporting Persons were timely met except:

●	Charles Blum failed to file a Form 3 on time and failed to report one transaction on time on a Form 4;

●	Nathan Shelton failed to file a Form 3 on time;

●	Cecil Kyte failed to file a Form 3 on time and failed to report one transaction on time on a Form 4;

●	Graham Farrar filed to report on transaction on time on a Form 4;

●	Jesus Quintero failed to report one transaction on time on a Form 3 and failed to report two transactions on time on two Form 4s; and

●	Steven Osborn failed to report 34 transactions on time on two Form 4s.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our “named executive officers” for the 2018 fiscal year consisted of the following individuals:

Isaac Dietrich, Chief Executive Officer Jesus Quintero, Chief Financial Officer

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

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards (1) $		Option Awards (1) $		Non-Equity Incentive Plan Compensation $	All Other Compensation $	Total $
Isaac Dietrich	2018	145,000	132,627	—		—		—	94,500 (7)	372,127
Chief Executive Officer, Director	2017	96,971	190,659	—		—		—	—	287,630

Steven Osborn	2018	—	10,000	434,252	(3)	—		—	—	444,252
former Chief Technology Officer (2)	2017	57,442	—	173,698	(3)	—		—	—	231,140

Jesus Quintero	2018	68,000	—	211,875	(5)	56,923	(6)	—	—	336,798
Chief Financial Officer (4)	2017	—	—	—		—		—	—	—

(1)	These amounts are the aggregate fair value of the equity compensation incurred by the Company for payments to executives during the fiscal year. The aggregate fair value is computed in accordance with FASB ASC Topic 718. The fair market value was calculated using the Black-Scholes options pricing model. Assumptions underlying the valuation of each specific award are included in Note 9 of our Financial Statements included in this Annual Report on Form 10-K.

(2)	Appointed as Chief Technology Officer on October 16, 2017 and resigned on January 8, 2018.

(3)

On July 18, 2017 and July 19, 2017, the Company’s Compensation Committee approved the grant of 50,000 restricted shares of common stock which vested in full upon grant and 1,000,000 restricted shares  of common stock which vested over a period of one year to Mr. Osborn, respectively. Upon Mr. Osborn’s resignation as Chief Technology Officer in January 2018, stock awards were fully vested.

(4)	Appointed as Chief Financial Officer on January 10, 2018.

(5)	On January 10, 2018, the Company’s Compensation Committee approved the grant of 250,000 restricted shares of common stock to Mr. Quintero which vested in full upon grant.

(6)	On July 26, 2018, the Company’s Compensation Committee approved the grant of options to purchase up to 500,000 shares of common stock at $0.20 per share to Mr. Quintero which options vested in full upon grant.

(7)	During fiscal year 2018, Mr. Dietrich received a housing and relocation allowance of $94,500 (of which $19,500 was attributable to state and federal tax liability).

Outstanding Equity Awards at December 31, 2018

The following table sets forth the equity awards held by our named executive officers as of December 31, 2018.

Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date
Isaac Dietrich	—	—	—	—	—

Jesus Quintero	500,000	—	—	$0.20	July 26, 2028

Steven Osborn (1)	—	—	—	—	—

(1)	Appointed as Chief Technology Officer on October 16, 2017 and resigned on January 8, 2018.

Narrative Disclosure to Summary Compensation and Option Tables

Isaac Dietrich

On December 12, 2017, the Company entered into an employment agreement with Isaac Dietrich pursuant to which Mr. Dietrich serves as the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Dietrich shall receive an annual base salary of $145,000. In addition, Mr. Dietrich shall be eligible to receive an annual bonus and shall be eligible to receive such awards under the Company’s incentive plans as determined by the Company’s Compensation Committee. Mr. Dietrich may be terminated by the Company or may voluntarily resign, at any time, with or without cause. Either the Company or Mr. Dietrich may terminate Mr. Dietrich’s employment upon two weeks prior written notice.

Upon termination except by death (the “Termination Date”), the Company shall pay Mr. Dietrich (i) any accrued but unpaid compensation, (ii) a pro-rata portion of his annual bonus calculated as of the Termination Date and (iii) reimbursement of expenses incurred on or prior to the Termination Date. In addition, Mr. Dietrich may elect to receive Consolidated Omnibus Budget Reconciliation Act benefits for up to twelve months from the Termination Date. Upon termination of Mr. Dietrich’s employment for death, the Company shall pay Mr. Dietrich (i) any accrued but unpaid compensation and (ii) reimbursement of expenses incurred on or prior to the such date.  Mr. Dietrich is also entitled to participate in any and all benefit plans such as health, dental and life insurance, from time to time, in effect for senior executives, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. In fiscal year 2018 and 2017, Mr. Dietrich received $132,627 and $190,659 in bonuses, respectively. Mr. Dietrich did not receive any compensation related to his position as a director.

Jesus Quintero

On April 1, 2018, the Company entered into a CFO Services Agreement  with Jesus Quintero pursuant to which Mr. Quintero serves as our Chief Financial Officer. Pursuant to the agreement, Mr. Quintero receives a monthly salary of $6,000. In addition, Mr. Quintero received 250,000 shares of the Company’s common stock which vested in full on the date of grant.  Either the Company or Jesus Quintero may terminate the agreement upon 90 days prior written notice. Upon termination of Mr. Quintero’s employment by the Company, Mr. Quintero shall receive payment for all work performed through the date of termination. From January 10, 2018 to March 31, 2018, Mr. Quintero was paid a fee of $4,000 per month pursuant to the terms of his prior CFO Services Agreement. Since April 1, 2018, Mr. Quintero has been paid a fee of $6,000 per month.

Director Compensation

Our employee director does not receive any additional compensation for his service as a director.

The following table shows information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Stock Awards (1)		Option and Warrant Awards (1)		Total
Charles Blum	$15,000	$99,500	(4)	$150,661	(7)	$265,161
Cecil Kyte	$136,000	$298,500	(5)	$395,061	(8)	$829,561
Graham Farrar (2)	$15,000	$90,000	(6)	$141,803	(9)	$246,803
Nathan Shelton (3)	—	—		—		—

(1)	These amounts are the aggregate fair value of the equity compensation granted to our directors during the fiscal year. The fair value is computed in accordance with FASB ASC Topic 718. The fair market value was calculated using the Black-Scholes options pricing model. Assumptions underlying the valuation of each specific award are included in Note 9 of our Financial Statements included in this Annual Report on Form 10-K.

(2)	Mr. Farrar was appointed to our Board effective February 21, 2018.

(3)	Mr. Shelton resigned from our Board effective February 21, 2018.

(4)	On February 1, 2018, the Company’s Compensation Committee approved the grant of 250,000 shares of common stock to Mr. Blum which vested in full upon grant.

(5)	On February 1, 2018, the Company’s Compensation Committee approved the grant of 750,000 shares of common stock to Mr. Kyte which vested in full upon grant.

(6)	On February 21, 2018, the Company’s Compensation Committee approved the grant of 250,000 shares of common stock to Mr. Farrar which vested in full upon grant.

(7)

On February 1, 2018 and July 26, 2018, the Company’s Compensation Committee approved the grant of 250,000 and 500,000 options to purchase shares of common stock at $0.40 and $0.20, respectively, to Mr. Blum.

(8)

On February 1, 2018 and July 26, 2018, the Company’s Compensation Committee approved the grant of 750,000 and 1,000,000 options to purchase shares of common stock at $0.40 and $0.20, respectively, to Mr. Kyte.

(9)	On February 21, 2018 and July 26, 2018, the Company’s Compensation Committee approved the grant of 250,000 and 500,000 options to purchase shares of common stock at $0.36 and $0.20, respectively, to Mr. Farrar.

Indemnification of Officers and Directors

Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by applicable law against all liability and loss suffered and expenses (including attorneys’ fees) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities. We shall be required to indemnify a director or officer in connection with an action or proceeding commenced by such director or officer only if the commencement of such action or proceeding by the director or officer was authorized in advance by the Board of Directors.

We currently maintain director’s and officer’s liability insurance having a total aggregate limit of liability of $1,000,000, and an umbrella policy for up to $1,000,000 in excess coverage.

Our Equity Incentive Plans

Our stockholders approved our 2014 Equity Incentive Plan (“2014 Plan”) in June 2014, our 2015 Equity Incentive Plan (the “2015 Plan”) in December 2015, our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016, our 2017 Equity Incentive Plan (“2017 Plan”) in December 2016 and our 2018 Equity Incentive Plan (“2018 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan and 2017 Plan, the “Plans”) in June 2018. The 2014 Plan, 2015 Plan, 2016 Plan and 2017 Plan (collectively, the “Prior Plans”) are identical, except for number of shares reserved for issuance under each.

The Prior Plans provide for the grant of incentive stock options to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our Prior Plans also provide that the grant of performance stock awards may be paid out in cash as determined by the Committee (as defined herein).

Plan Details

The following table and information below sets forth information as of December 31, 2018 with respect to our Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2014 Equity Incentive Plan	1,685,792	$0.31	-
2015 Equity Incentive Plan	3,059,157	$0.94	-
2016 Equity Incentive Plan	1,715,104	$0.51	-
2017 Equity Incentive Plan	7,660,850	$0.87	-
2018 Equity Incentive Plan	13,700,000	$0.20	2,740,000
Equity compensation plans not approved by security holders	-	-
Total	27,820,903	$0.50	2,740,000

Summary of the Prior Plans

Authorized Shares

A total of 4,000,000 shares of our common stock are reserved for issuance pursuant to the 2014 Plan. A total of 4,500,000 shares of our common stock are reserved for issuance pursuant to the 2015 Plan. A total of 6,000,000 shares of our common stock are reserved for issuance pursuant to the 2016 Plan. A total of 25,000,000 shares of our common stock are reserved for issuance pursuant to the 2017 Plan. Shares issued under our Prior Plans may be authorized but unissued or reacquired shares of our common stock. Shares subject to stock awards granted under our Prior Plans that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under our Prior Plans. Additionally, shares issued pursuant to stock awards under our Prior Plans that we repurchase or that are forfeited, as well as shares reacquired by us as consideration for the exercise or purchase price of a stock award, will become available for future grant under our Prior Plans.

Administration

Our Board, or a duly authorized committee thereof (collectively, the “Committee”), has the authority to administer our Prior Plans. Our Board may also delegate to one or more of our officers the authority to designate employees other than Directors and officers to receive specified stock, which, in respect to those awards, said officer or officers shall then have all that the Committee would have.

Subject to the terms of our Prior Plans, the Committee has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares subject to each stock award, the fair market value of a share of our common stock, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under the Prior Plans. The Committee has the power to modify outstanding awards under the Prior Plans, subject to the terms of the Prior Plans and applicable law. Subject to the terms of our Prior Plans, the Committee has the authority to reprice any outstanding option or stock appreciation right, cancel and re-grant any outstanding option or stock appreciation right in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options

Stock options may be granted under the Prior Plans. The exercise price of options granted under our Prior Plans must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed 5 years and the exercise price must equal at least 110% of the fair market value on the grant date. The Committee will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the Committee, as well as other types of consideration permitted by applicable law. No single participant may receive more than 25% of the total options awarded in any single year. Subject to the provisions of our Prior Plans, the Committee determines the other terms of options.

Performance Shares

Performance shares may be granted under our Prior Plans. Performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The Committee will establish organizational or individual performance goals or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance shares to be paid out to participants. After the grant of a performance share, the Committee, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance shares. The Committee, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares or in some combination thereof, per the terms of the agreement approved by the Committee and delivered to the participant. This agreement will state all terms and condition of the agreements.

Restricted Stock

The terms and conditions of any restricted stock awards granted to a participant will be set forth in an award agreement and, subject to the provisions in the Prior Plans, will be determined by the Committee. Under a restricted stock award, we issue shares of our common stock to the recipient of the award, subject to vesting conditions and transfer restrictions that lapse over time or upon achievement of performance conditions. The Committee will determine the vesting schedule and performance objectives, if any, applicable to each restricted stock award. Unless the Committee determines otherwise, the recipient may vote and receive dividends on shares of restricted stock issued under our Prior Plans.

Other Share-Based Awards and Cash Awards

The Committee may make other forms of equity-based awards under our Prior Plans, including, for example, deferred shares, stock bonus awards and dividend equivalent awards. In addition, our Prior Plans authorizes us to make annual and other cash incentive awards based on achieving performance goals that are pre-established by our compensation committee.

Change in Control

If the Company is merged or consolidated with another entity or sells or otherwise disposes of substantially all of its assets to another company while awards or options remain outstanding under the Prior Plans, unless provisions are made in connection with such transaction for the continuance of the Prior Plans and/or the assumption or substitution of such awards or options with new options or stock awards covering the stock of the successor company, or parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices, then all outstanding options and stock awards which have not been continued, assumed or for which a substituted award has not been granted shall, whether or not vested or then exercisable, unless otherwise specified in the relevant agreements, terminate immediately as of the effective date of any such merger, consolidation or sale.

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

Prior Plan Amendment or Termination

Our Board has the authority to amend, suspend, or terminate our Prior Plans, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. The Prior Plans will terminate ten years after the earlier of (i) the date the each Prior Plan is adopted by the Board, or (ii) the date a Prior Plan is approved by the stockholders, except that awards that are granted under the applicable Prior Plan prior to its termination will continue to be administered under the terms of the that Prior Plan until the awards terminate, expire or are exercised.

Summary of the 2018 Plan

Key Features of the 2018 Plan

Certain key features of the 2018 Plan are summarized as follows:

●	If not terminated earlier by the Board, the 2018 Plan will terminate on April 27, 2028.

●	Up to a maximum aggregate of 25,000,000 shares of Common Stock may be issued under the 2018 Plan. The maximum number of shares that may be issued pursuant to the exercise of ISOs is also 25,000,000.

●	The 2018 Plan will generally be administered by a committee comprised solely of independent members of the Board. This committee will be the Compensation Committee unless otherwise designated by the Board (the “2018 Plan Committee”). The Board may designate a separate committee to make awards to employees who are not officers subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”).

●	Employees, consultants and Board members are eligible to receive awards, provided that the 2018 Plan Committee has the discretion to determine (i) who shall receive any awards, and (ii) the terms and conditions of such awards.

●	Awards may consist of ISOs, NQSOs, restricted stock, RSUs, SARs, other equity awards and/or cash awards.

●	Stock options and SARs may not be granted at a per share exercise price below the fair market value of a share of our Common Stock on the date of grant.

●	Stock options and SARs may not be repriced or exchanged without stockholder approval.

●	The maximum exercisable term of stock options and SARs may not exceed ten years.

●	Awards are subject to recoupment of compensation policies adopted by the Company.

●	A non-employee director serving in the following positions cannot receive awards in any fiscal year which in the aggregate exceeds the following number of shares: (i) chairperson or Lead Director (as defined in the 2018 Plan) – 2,500,000 shares; (ii) other non-employee director - 2,500,000 shares. In addition, the aggregate amount of all cash compensation (including annual retainers and other fees, whether or not granted under the 2018 Plan) plus the aggregate grant date fair market value of all awards issued under the 2018 Plan (or under any other incentive plan) provided to any non-employee director during any single calendar year may not exceed $1,000,000.

Background and Purpose of the 2018 Plan. The purpose of the 2018 Plan is to promote our long-term success and the creation of stockholder value by:

●	Attracting and retaining the services of key employees who would be eligible to receive grants as selected participants;

●	Motivating selected participants through equity-based compensation that is based upon the performance of our Common Stock; and

●	Further aligning selected participants’ interests with the interests of our stockholders, through the award of equity compensation grants which increases their interest in the Company, to achieve long-term growth over short-term performance.

The 2018 Plan permits the grant of the following types of equity-based incentive awards: (1) stock options (which can be either ISOs or NQSOs), (2) SARs, (3) restricted stock, (4)  RSUs, (5) other equity awards and (6)  cash awards. The vesting of awards can be based on either continuous service and/or performance goals. Awards are evidenced by a written agreement between the selected participant and the Company.

Eligibility to Receive Awards. Employees, consultants and Board members of the Company and certain of our affiliated companies are eligible to receive awards under the 2018 Plan. The 2018 Plan Committee determines, in its discretion, the selected participants who will be granted awards under the 2018 Plan. As of the Record Date, approximately 20 individuals (including 2 executive officers) and 3 non-employee directors were eligible to participate in the 2018 Plan.

Non-Employee Director Limitations. With respect to our non-employee directors, the 2018 Plan provides that any non-employee director serving in the following positions cannot receive awards in any fiscal year which in the aggregate exceeds the following number of shares: (i) chairperson or Lead Director (as defined in the 2018 Plan) - 2,500,000 shares; (ii) other non-employee director - 2,500,000 shares. In addition, the aggregate amount of all compensation (including annual retainers and other fees, whether or not granted under the 2018 Plan) plus the aggregate grant date fair market value of all awards issued under the 2018 Plan (or under any other incentive plan) provided to any non-employee director during any single calendar year may not exceed $1,000,000 in any calendar year. Provided that the Board affirmatively acts to implement such a process, the 2018 Plan also provides that non-employee directors may elect to receive stock grants or stock units (which would be issued under the 2018 Plan) in lieu of fees that would otherwise be paid in cash.

Shares Subject to the 2018 Plan. The maximum number of shares of Common Stock that can be issued under the 2018 Plan is 25,000,000 shares. The shares underlying forfeited or terminated awards (without payment of consideration), or unexercised awards become available again for issuance under the 2018 Plan. The 2018 Plan also imposes certain share grant limits such as the limit on grants to non-employee directors described above and other limits that are intended to comply with the legal requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and which are discussed elsewhere in this proposal. No fractional shares may be issued under the 2018 Plan. No shares will be issued with respect to a participant’s award unless applicable tax withholding obligations have been satisfied by the participant.

Administration of the 2018 Plan. The 2018 Plan will be administered by our Board’s Compensation Committee, acting as the 2018 Plan Committee, which shall consist of independent Board members. With respect to certain awards issued under the 2018 Plan, the members of the 2018 Plan Committee also must be “Non-Employee Directors” under Rule 16b-3 of the Exchange Act. Subject to the terms of the 2018 Plan, the 2018 Plan Committee has the sole discretion, among other things, to:

●	Select the individuals who will receive awards;

●	Determine the terms and conditions of awards (for example, performance conditions, if any, and vesting schedule);

●	Correct any defect, supply any omission, or reconcile any inconsistency in the 2018 Plan or any award agreement;

●	Accelerate the vesting, extend the post-termination exercise term or waive restrictions of any awards at any time and under such terms and conditions as it deems appropriate, subject to the limitations set forth in the 2018 Plan;

●	Permit a participant to defer compensation to be provided by an award; and

●	Interpret the provisions of the 2018 Plan and outstanding awards.

The 2018 Plan Committee may suspend vesting, settlement, or exercise of awards pending a determination of whether a selected participant’s service should be terminated for cause (in which case outstanding awards would be forfeited). Awards may be subject to any policy that the Board may implement on the recoupment of compensation (referred to as a “clawback” policy). The members of the Board, the 2018 Plan Committee and their delegates shall be indemnified by the Company to the maximum extent permitted by applicable law for actions taken or not taken regarding the 2018 Plan. In addition, the 2018 Plan Committee may use the 2018 Plan to issue shares under other plans or sub-plans as may be deemed necessary or appropriate, such as to provide for participation by non-U.S. employees and those of any of our subsidiaries and affiliates.

Types of Awards.

Stock Options. A stock option is the right to acquire shares at a fixed exercise price over a fixed period of time. The 2018 Plan Committee will determine, among other terms and conditions, the number of shares covered by each stock option and the exercise price of the shares subject to each stock option, but such per share exercise price cannot be less than the fair market value of a share of our Common Stock on the date of grant of the stock option. The fair market value of a share of our Common Stock for the purposes of pricing our awards shall be equal to the closing price for our Common Stock as reported by the OTCQB or such other principal trading market on which our securities are traded on the date of determination. Stock options may not be repriced or exchanged without stockholder approval, and no re-load options may be granted under the 2018 Plan.

Stock options granted under the 2018 Plan may be either ISOs or NQSOs. As required by the Code and applicable regulations, ISOs are subject to various limitations not imposed on NQSOs. For example, the exercise price for any ISO granted to any employee owning more than 10% of our Common Stock may not be less than 110% of the fair market value of the Common Stock on the date of grant, and such ISO must expire no later than five years after the grant date. The aggregate fair market value (determined at the date of grant) of Common Stock subject to all ISOs held by a participant that are first exercisable in any single calendar year cannot exceed $100,000. ISOs may not be transferred other than upon death, or to a revocable trust where the participant is considered the sole beneficiary of the stock option while it is held in trust. In order to comply with Treasury Regulation Section 1.422-2(b), the 2018 Plan provides that no more than 25,000,000 shares may be issued pursuant to the exercise of ISOs.

A stock option granted under the 2018 Plan generally cannot be exercised until it becomes vested. The 2018 Plan Committee establishes the vesting schedule of each stock option at the time of grant. The maximum term for stock options granted under the 2018 Plan may not exceed ten years from the date of grant although the 2018 Plan Committee may establish a shorter period at its discretion. The exercise price of each stock option granted under the 2018 Plan must be paid in full at the time of exercise, either with cash, or through a broker-assisted “cashless” exercise and sale program, or net exercise, or through another method approved by the 2018 Plan Committee. The optionee must also make arrangements to pay any taxes that are required to be withheld at the time of exercise.

SARs. A SAR is the right to receive, upon exercise, an amount equal to the difference between the fair market value of the shares on the date of the SAR’s exercise and the aggregate exercise price of the shares covered by the exercised portion of the SAR. The 2018 Plan Committee determines the terms of SARs, including the exercise price (provided that such per share exercise price cannot be less than the fair market value of a share of our Common Stock on the date of grant), the vesting and the term of the SAR. The maximum term for SARs granted under the 2018 Plan may not exceed ten years from the date of grant, subject to the discretion of the 2018 Plan Committee to establish a shorter period. Settlement of a SAR may be in shares of Common Stock or in cash, or any combination thereof, as the 2018 Plan Committee may determine. SARs may not be repriced or exchanged without stockholder approval.

Restricted Stock. A restricted stock award is the grant of shares of our Common Stock to a selected participant and such shares may be subject to a substantial risk of forfeiture until specific conditions or goals are met. The restricted shares may be issued with or without cash consideration being paid by the selected participant as determined by the 2018 Plan Committee. The 2018 Plan Committee also will determine any other terms and conditions of an award of restricted stock. In determining whether an award of restricted stock should be made, and/or the vesting schedule for any such award, the 2018 Plan Committee may impose whatever conditions to vesting it determines to be appropriate. During the period of vesting, the participant will not be permitted to transfer the restricted shares but will generally have voting and dividend rights (subject to vesting) with respect to such shares.

RSUs. RSUs are the right to receive an amount equal to the fair market value of the shares covered by the RSU at some future date after the grant. The 2018 Plan Committee will determine all of the terms and conditions of an award of RSUs, including the vesting period. Upon each vesting date of a RSU, a selected participant will become entitled to receive an amount equal to the number of shares indicated in the grant notice, or, if expressed in dollar terms, the fair market value of the shares on the settlement date. Payment for vested RSUs may be in shares of Common Stock or in cash, or any combination thereof, as the 2018 Plan Committee may determine. Settlement of vested stock units will generally occur at or around the time of vesting but the 2018 Plan Committee may permit a participant to defer such compensation until a later point in time. Stock units represent an unfunded and unsecured obligation for us, and a holder of a stock unit has no rights other than those of a general creditor.

Other Awards. The 2018 Plan also provides that other equity awards, which derive their value from the value of our shares or from increases in the value of our shares, may be granted. In addition, cash awards may also be issued. Substitute awards may be issued under the 2018 Plan in assumption of or substitution for or exchange for awards previously granted by an entity which we (or an affiliate) acquire.

Limited Transferability of Awards. Awards granted under the 2018 Plan generally are not transferrable other than by will or by the laws of descent and distribution. However, the 2018 Plan Committee may in its discretion permit the transfer of awards other than ISOs. Generally, where transfers are permitted, they will be permitted only by gift to a member of the selected participant’s immediate family or to a trust or other entity for the benefit of the selected participant and/or member(s) of his or her immediate family.

Termination of Employment, Death or Disability. The 2018 Plan generally determines the effect of the termination of employment on awards, which determination may be different depending on the nature of the termination, such as terminations due to cause, resignation, death, or disability and the status of the award as vested or unvested, unless the award agreement or a selected participant’s employment agreement or other agreement provides otherwise.

Dividends and Dividend Equivalents. Any dividend equivalents distributed in the form of shares under the 2018 Plan will count against the 2018 Plan’s maximum share limit. The 2018 Plan also provides that dividend equivalents will not be paid or accrue on unexercised stock options or unexercised SARs. Dividends and dividend equivalents that may be paid or accrue with respect to unvested Awards shall be subject to the same vesting conditions as the underlying award and shall only be distributed to the extent that such vesting conditions are satisfied.

Adjustments upon Changes in Capitalization.

In the event of the following actions:

●	stock split of our outstanding shares of Common Stock;

●	stock dividend;

●	dividend payable in a form other than shares in an amount that has a material effect on the price of the shares;

●	consolidation;

●	combination or reclassification of the shares;

●	recapitalization;

●	spin-off; or

●	other similar occurrences,

then the following shall each be equitably and proportionately adjusted by the Committee:

●	maximum number of shares that can be issued under the 2018 Plan (including the ISO share grant limit);

●	number and class of shares issued under the 2018 Plan and subject to each award;

●	exercise prices of outstanding awards; and

●	number and class of shares available for issuance under the 2018 Plan.

Change in Control. In the event that we are a party to a merger or other reorganization or similar transaction, outstanding 2018 Plan awards will be subject to the agreement pertaining to such merger or reorganization. Such agreement may provide for (i) the continuation of the outstanding awards by us if we are a surviving corporation, (ii) the assumption or substitution of the outstanding awards by the surviving entity or its parent, (iii) full exercisability and/or full vesting of outstanding awards, or (iv) cancellation of outstanding awards either with or without consideration, in all cases with or without consent of the selected participant. The Board or the Committee need not adopt the same rules for each award or selected participant.

The Committee will decide the effect of a change in control of the Company on outstanding awards. The Committee may, among other things, provide that awards will fully vest and/or be canceled upon a change in control, or fully vest upon an involuntary termination of employment following a change in control. The Committee may also include in an award agreement provisions designed to minimize potential negative income tax consequences for the participant or the Company that could be imposed under the golden parachute tax rules of Code Section 280G.

Term of the 2018 Plan. The 2018 Plan is in effect until April 27, 2028 or until earlier terminated by the Board. Outstanding awards shall continue to be governed by their terms after the termination of the 2018 Plan.

Governing Law. The 2018 Plan shall be governed by the laws of the State of Delaware (which is the state of our incorporation) except for conflict of law provisions.

Amendment and Termination of the 2018 Plan. The Board generally may amend or terminate the 2018 Plan at any time and for any reason, except that it must obtain stockholder approval of material amendments to the extent required by applicable laws, regulations or rules.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, owns more than 5% of our Common Stock, (ii) each of our current directors and the named executive officer identified under the heading “Executive Compensation” and (iii) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days after April 11, 2019 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 182,390,849 shares of our Common Stock issued and outstanding on April 11, 2019. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after April 11, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the stockholders below is in care of MassRoots, Inc., 7083 Hollywood Blvd., Office 4084 Los Angeles, CA 90028.

	Number of Shares Beneficially Owned		Percentage Beneficially Owned

Directors and Named Executive Officers
Isaac Dietrich	17,738,831	(1)	9.73%
Charles R. Blum	1,000,000	(2)	*
Cecil Kyte	2,500,000	(3)	*
Graham Farrar	1,000,000	(4)	*
Jesus Quintero	820,075	(5)	*
All directors and named executive officers as a group (5 persons)	23,058,906		12.62%

(1)	Includes 17,738,831 shares of common stock. Excludes warrants to purchase up to 193,333 shares of common stock. The forgoing warrants contains an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

(2)	Includes (i) 250,000 shares of common stock and (ii) an option to purchase up to 750,000 shares of common stock.

(3)	Includes (i) 750,000 shares of common stock and (ii) an option to purchase up to 1,750,000 shares of common stock.

(4)	Includes (i) 250,000 shares of common stock and (ii) an option to purchase up to 750,000 shares of common stock.

(5)	Includes (i) 320,075 shares of common stock and (ii) an option to purchase up to 500,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During our fiscal years ended December 31, 2018 and 2017, we have not been a party to any transaction in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation which are described elsewhere in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Liggett Webb resigned as our independent accountant on December 21, 2017. On December 28, 2017, we engaged RBSM LLP (“RBSM”) to serve as our new independent accountant.

The following table sets forth the aggregate fees billed to us by Liggett Webb for the fiscal year ended December 31, 2018 and a portion of the fiscal year ended December 31, 2017.

	Liggett Webb
	2018	2017
Audit Fees	$-	$72,500
Audit-Related Fees	19,500	54,000
Tax Fees	-	-
Other Fees	-	-
Totals	$19,500	$126,500

The following table sets forth the aggregate fees billed to us by RBSM for the fiscal years ended December 31, 2018 and 2017.

	RBSM
	2018	2017
Audit Fees	$94,000	$-
Audit-Related Fees	20,000	-
Tax Fees	-	-
Other Fees	-	-
Totals	$114,000	$-

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Liggett Webb for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or services that are normally provided by the registered independent accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2018 and 2017 were $0 and $72,500, respectively.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by RBSM for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or services that are normally provided by the registered independent accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2018 and 2017 were $94,000 and $0, respectively.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by RBSM that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1) for the fiscal years ending December 31, 2018 and 2017 were $20,000, and $0, respectively, primarily for the review of the Company’s registration statements. Audit related fees primarily include the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q during 2018.

The aggregate fees billed in either of the last two fiscal years for assurance and related services by Liggett Webb that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1) for the fiscal years ending December 31, 2018 and 2017 were $19,500, and $54,000, respectively, primarily for the review of the Company’s registration statements. Audit related fees primarily include the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q during 2017.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2018 and 2017 was $0 and $0, respectively, for each of RBSM and Liggett Webb.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2018 and 2017 were $0 and $0, respectively, for each of RBSM and Liggett Webb.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(b) Exhibit Index

No.	Description
2.1	Plan of Reorganization, dated March 18, 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
2.2	Agreement and Plan of Merger between MassRoots, Inc. and Whaxy Inc. and DDDigtal Inc. and Zachary Marburger and the Stockholders of DDDigtal Inc., dated December 15, 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 16, 2016)
2.3	Agreement and Plan of Merger between MassRoots, Inc. and MassRoots Compliance Technology, Inc. and Odava, Inc. and Scott Kveton and the Stockholders of Odava, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 5, 2017)
2.4	Agreement and Plan of Merger between MassRoots, Inc., MassRoots Supply Chain, Inc., Cowa Science Corporation and Christopher Alameddin, as the representative of the Stockholders of Cowa Science Corporation, dated February 11, 2019 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 12, 2019)
3.1	Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 19, 2018)
3.2	Bylaws of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.3	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017)
4.1	Form of Common Stock Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.1+	2014 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.2+	2015 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016)
10.3	Form of Warrant dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.4	Form of Convertible Debenture Agreement dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)

No.	Description
10.5	Form of Debenture Registration Rights Agreement dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.6	Form of Warrant dated March 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.7	Form of Subscription Agreement from September 15, 2014 to the March 11, 2015 Private Placement (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016)
10.8	Form of Warrant in September 15, 2014 to March 11, 2015 Private Placement (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016)
10.9	Form of Subscription Agreement from April 1, 2015 through April 17, 2015 Private Placement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 17, 2015)
10.10	Form of Subscription Agreement from June 10, 2015 through July 13, 2015 Private Placement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2015)
10.11	Form of Warrant utilized by Service Providers (Incorporated by reference our Registration Statement on Form S-1 filed with the SEC on April 11, 2016)
10.12	Form of Subscription Agreement dated November 2015 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1/A filed with the SEC on October 7, 2015)
10.13	Form of Warrant dated November 2015 (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1/A filed with the SEC on October 7, 2015)
10.14	Form of Note in dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.15	Form of Warrant dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.16	Form of Security Agreement dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.17	Form of Securities Purchase Agreement dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.18+	2016 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder. (Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2016)
10.19+	2017 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Definitive Schedule 14C Information Statement filed with the SEC on December 9, 2016)
10.20	Form of Joinder Agreement to Agreement and Plan of Merger made by each stockholder of Odava, Inc. and agreed to and acknowledged by MassRoots, Inc. and MassRoots Compliance Technology, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 5, 2017)
10.21	Form of Subscription Agreement dated July 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.22	Form of Warrant dated July 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.23	Form of Note dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.24	Form of Warrant dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.25	Form of Securities Purchase Agreement dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.26	Form of Security Agreement dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)

No.	Description
10.27	Form of Amended and Restated Simple Agreement for Future Tokens (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on February 14, 2018)
10.28	Form of Director Separation Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.29	Form of Warrant dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.30	Form of Mutual Release and Non-Disparagement Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.31	Form of Separation Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.32+	Employment Agreement by and between the Company and Isaac Dietrich (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.33	Form of Warrant dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2017)
10.34	Form of Subscription Agreement dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2017)
10.35*+	CFO Services Agreement by and between the Company and Jesus Quintero
10.36	Form of Securities Purchase Agreement dated January 31, 2018 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2018)
10.37	Form of Warrant dated January 31, 2018 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2018)
10.38	Membership Agreement between the Company and WeWork (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2018)
10.39	Settlement and Lease Termination Agreement between the Company and Market Center Investors, LLC (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 5, 2018)
10.40	Form of Securities Purchase Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 9, 2018)
10.41	Form of Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 9, 2018)
10.42	Form of Warrant (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 9, 2018)
10.43	Form of Security Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 9, 2018)
10.44	Form of Securities Purchase Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 20, 2018)
10.45	Form of Secured Convertible Promissory Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 20, 2018)
10.46	Form of Security Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 20, 2018)
10.47+	2018 Equity Incentive Plan (Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the SEC on May 11, 2018)
14.1	Code of Ethics of the Company (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 1, 2015)
21.1*	List of Subsidiaries
23.1*	Consent of RBSM
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	filed herewith.

+	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April, 2019.

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

Signatures	Title	Date

/s/ Isaac Dietrich	Chief Executive Officer (Principal Executive Officer) and	April 16, 2019
Isaac Dietrich	Chairman of the Board of Directors

/s/ Jesus Quintero	Chief Financial Officer	April 16, 2019
Jesus Quintero	(Principal Financial and Accounting Officer)

/s/ Charles R. Blum	Director	April 16, 2019
Charles R. Blum

/s/ Cecil Kyte	Director	April 16, 2019
Cecil Kyte

/s/ Graham Farrar	Director	April 16, 2019
Graham Farrar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MassRoots, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MassRoots, Inc. and subsidiaries (The “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit that raise substantial doubt exists about Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2017.

Henderson, Nevada
April 16, 2019

MASSROOTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

ASSETS
CURRENT ASSETS
Cash	$29,568	$1,201,587
Prepaid expenses	14,000	16,556
TOTAL CURRENT ASSETS	43,568	1,218,143

Property and equipment - net	6,733	55,146

OTHER ASSETS
Investments	247,912	403,249
Software Cost, net of amortization of $25,701 and $389,059	234,864	863,941
Deposits and other assets	36,000	33,502
Total Other Assets	518,776	1,300,692

TOTAL ASSETS	$569,077	$2,573,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$959,668	$1,257,783
Accrued payroll and related	2,992,023	1,601,232
Advances	958,650	800,394
Convertible notes payable, net of debt discount of $209,898 and $248,009	2,495,102	796,991
Derivative liability	-	9,493,307
TOTAL CURRENT LIABILITIES	7,405,443	13,949,707

TOTAL LIABILITIES	7,405,443	13,949,707

STOCKHOLDERS’ DEFICIT
Blank check preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 168,706,472 and 112,165,839 shares issued and outstanding	168,707	112,166
Common stock to be issued, 80,000 and 12,572,500 shares, respectively	80	12,573
Additional paid in capital	73,770,195	63,315,749
Subscriptions receivable	-	(564,000)
Accumulated deficit	(80,775,348)	(74,252,214)
TOTAL STOCKHOLDERS’ DEFICIT	(6,836,366)	(11,375,726)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$569,077	$2,573,981

The accompanying notes are an integral part of these audited consolidated financial statements.

MASSROOTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017

REVENUES	$19,597	$319,242

OPERTING EXPENSES
Cost of revenues	994	630
Advertising	501,451	960,239
Impairment expense	606,714	3,796,991
Payroll and related expense	907,870	3,104,407
Payroll taxes related to stock-based compensation	1,269,871	1,599,489
Stock based compensation	5,654,371	22,107,949
Amortization of Software costs	438,264	389,059
Other general and administrative expenses	4,524,577	5,164,438
Total General and Administrative expenses	13,904,112	37,123,202

(LOSS) FROM OPERATIONS	(13,884,515)	(36,803,960)

OTHER INCOME (EXPENSE)
Loss on change in fair value of derivative liabilities	(160,597)	(7,000,835)
Gain on sale of securities	-	75,000
Interest expense	(1,971,329)	(659,774)
Total Other Income (Expense)	(2,131,926)	(7,585,609)

Net Loss before Income Taxes	(16,016,441)	(44,389,569)

Provision for Income taxes (benefit)	-	-

NET (LOSS)	$(16,016,441)	$(44,389,569)

Net loss per common share-basic and diluted	$(0.10)	$(0.46)

Weighted average common shares outstanding-basic and diluted	155,885,213	97,213,230

The accompanying notes are an integral part of these audited consolidated financial statements.

MASSROOTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Common Stock to be Issued		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total
Balance as of December 31, 2017	112,165,839	$112,166	12,572,500	$12,573	$63,315,749	$(564,000)	$(74,252,214)	$(11,375,726)

Reclassify fair value of derivative liabilities to retained earnings	-	-	-	-	-	-	9,493,307	9,493,307

Issuance of common stock previously to be issued	14,362,500	14,363	(14,362,500)	(14,363)	-	564,000	-	564,000

Common stock shares to be retired in 2018	(1,790,000)	(1,790)	1,790,000	1,790	-	-	-	-

Common stock issued upon conversion of debentures	3,742,648	3,743	-	-	632,507	-	-	636,250

Common stock issued in lieu of interest expense	324,881	325	-	-	52,158			52,483

Sale of common stock	13,700,000	13,700	-	-	2,726,300	-	-	2,740,000

Common shares issued upon cashless exercise of options	95,134	95	-	-	(95)	-	-	-

Common shares issued upon cashless exercise of warrants	7,906,470	7,906	-	-	(7,906)	-	-	-

Common stock issued upon exercise of warrants for cash	4,605,000	4,605	80,000	80	632,545	-	-	637,230

Common stock issued for services	13,594,000	13,594	-	-	3,494,593	-	-	3,508,187

Fair Value of warrants repriced due to price protection					160,597			160,597

Fair value of vesting options	-	-	-	-	2,146,184	-	-	2,146,184

Issuance of convertible warrants	-	-	-	-	617,563	-		617,563

Net Loss	-	-	-	-	-	-	(16,016,441)	(16,016,441)

Balance as of December 31, 2018	168,706,472	$168,707	80,000	$80	$73,770,195	$-	$(80,775,348)	$(6,836,366)

The accompanying notes are an integral part of these audited consolidated financial statements.

MASSROOTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,016,441)	$(44,389,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443,062	416,253
Impairment expense	606,714	3,796,991
Stock based compensation	5,654,371	22,107,949
Interest and amortization of debt discounts	1,839,960	652,921
Financing cost	32,500	-
Gain on sale of securities	-	(75,000)
Loss on disposal of property and equipment	47,612	55,849
Payroll tax expense related to stock based compensation	-	1,599,489
Loss on change in fair value of derivative liabilities	160,597	7,000,835
Changes in operating assets and liabilities
Increase in accounts receivables	-	6,889
Increase in prepaid expenses	2,556	(19,803)
Decrease in advances	(10,394)	-
(Decrease)/ Increase in accounts payable	(298,115)	620,781
Decrease in deferred revenue	-	(27,010)
Increase in accrued expenses	1,116,176	255,960
Decrease in security deposit	(2,498)	-
Net Cash used in operating activities	(6,423,900)	(7,997,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition of DDDigtal LLC	-	8,672
Cash acquired from acquisition of Odava, Inc	-	2,601
Proceeds from sale of securities	-	250,000
Cash paid related to acquisition of Odava, Inc	-	(40,570)
Purchase of equity investment	-	(100,002)
Purchase of convertible promissory note	-	(300,000)
Investment in DDDigital LLC	-	(78,000)
Investment in Weedpass application	(260,565)	-
Purchase of Property and Equipment	(3,996)	(57,534)
Net Cash used in investing activities	(264,561)	(314,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	3,567,500	942,500
Proceeds from common stock sales	3,304,000	2,676,644
Proceeds from exercise of warrants	637,230	4,759,762
Repayment of advance	(360,000)	770,000
Proceeds from advances	528,650	-
Repayment of convertible notes	(2,160,938)	(9,511)
Net cash provided by financing activities	5,516,442	9,139,395

NET DECREASE IN CASH	(1,172,019)	827,097

Cash, beginning of period	1,201,587	374,490

Cash, end of period	$29,568	$1,201,587

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$131,369	$-
Cash paid during period for taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in settlement of debt	$636,250	$108,100
Proceeds received from subscriptions receivable	$564,000	$-
Common stock issued to acquire DDDigtal LLC	$-	$2,883,220
Net assets acquired from acquisition of DDDigtal LLC	$-	$15,448
Common stock issued to acquire Odava, Inc	$-	$1,966,250
Net assets acquired from acquisition of Odava, Inc	$-	$2,601
Reclassification of liability warrants from equity in connection with the sale of common stock	$-	$1,003,870
Reclassification of derivative liability to equity upon warrant exercise(s)	$-	$610,966
Derivative liability reclassed to retained earnings	$9,493,307	$-
Interest settled with common stock	$52,483	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MassRoots, Inc. (“MassRoots” or the “Company”) has created a technology platform for the cannabis industry focused on enabling users to share their cannabis content, follow their favorite dispensaries, and stay connected with the legalization movement. The Company was incorporated in the State of Delaware on April 26, 2013.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements include the accounts of DDDigtal, Inc., Odava, Inc., MassRoots Supply Chain, Inc., and MassRoots Blockchain Technologies, Inc., our wholly-owned subsidiaries. All intercompany transactions were eliminated during consolidation.

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

On the Effective Date, the Company issued an aggregate of 2,926,830 shares of the Company’s common stock on a pro rata basis to all stockholders of DDDigtal in exchange for all of the outstanding shares of common stock of DDDigtal’s. In addition, on the Effective Date, each share of the common stock of Merger Subsidiary was exchanged for one share of common stock of DDDigtal, and all shares of DDDigtal common stock outstanding immediately prior to the Effective Date were automatically cancelled and retired. As of the Effective Date, DDDigtal continued as a surviving wholly-owned subsidiary of the Company, and the Merger Subsidiary ceased to exist.

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

December 31, 2018 and 2017

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

During management’s annual review of these assets for fiscal year 2017, it was determined that the fair-market value of DDDigtal’s menu management software was $1,253,000 based upon projected cash-flows and valuations of comparable software services. This value was to be amortized over an expected three-year useful life. The remaining $1,714,772 in goodwill was impaired and written-off in December 2017.

During management’s annual review of these assets for fiscal year 2018, the remaining value of these assets was written-off due to minimal revenue generated from this software.

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

On the Odava Merger Effective Date, the Company issued an aggregate of 3,250,000 shares of common stock pro rata to all stockholders of Odava in exchange for all of their shares of Odava’s common stock. In addition, on the Odava Merger Effective Date, shares of the common stock of MCT were converted into and exchanged for one share of common stock of Odava, and all shares of Odava common stock outstanding immediately prior to the Odava Merger Effective Date were automatically cancelled and retired. As of the Odava Merger Effective Date. Odava continued as a wholly-owned subsidiary of Massroots, and MCT ceased to exist. In addition, the Company issued an aggregate of 2,600,000 shares of its common stock to the founders of Odava in connection with the Odava Merger. Furthermore, pursuant to the terms of the Odava Merger Agreement, the Company paid each of Scott Kveton and Steven Osborn $30,000 and $5,000, respectively, as repayment for outstanding debts owed by Odava to such individuals.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

The Company accounts for and reports acquired goodwill under Accounting Standards Codification (“ASC”) subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, at least annually, the Company tests its intangible assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by management. As this software has never been monetized and market conditions have changed significantly since the acquisition, the value of this asset is significantly impaired and we have written off the $2,006,820 in goodwill associated with Odava.

The Company accounts for acquisitions in accordance with the provisions of ASC 805 Business Combinations (“ASC 805”). The Company assigns to all identifiable assets acquired a portion of the cost of the acquired company equal to the estimated fair value of such assets at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired as goodwill.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2018, the Company had cash of $29,568 and working capital deficit (current liabilities in excess of current assets) of $7,361,875. During the twelve months ended December 31, 2018, the Company used net cash in operating activities of $6,423,900. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

During the year ended December 31, 2018, the Company received $637,230, $3,304,000, $528,650 and $3,567,500 from the exercise of common stock warrants, sale of common stock, advances including from the issuance of Simple Agreements for Future Tokens and proceeds from issuance of convertible notes, respectively. The Company does not have cash sufficient to fund operations for the next fiscal year.

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business for one year from the date the financial statements are issued. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

The Company’s revenues accounted for under ASC Topic 606 generally do not require significant estimates or judgments based on the nature of the Company’s revenue streams. The sales prices are generally fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration.

In accordance with ASC 606, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which MassRoots expects to be entitled in exchange for those goods or services. MassRoots recognizes revenue in accordance with that core principle by applying the following:

(i)	Identify the contract(s) with a customer;
(ii)	Identify the performance obligation in the contract;
(iii)	Determine the transaction price;
(iv)	Allocate the transaction price to the performance obligations in the contract; and
(v)	Recognize revenue when (or as) MassRoots satisfies a performance obligation.

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. For the twelve months ended December 31, 2018 and 2017, the Company charged to operations $501,451 and $960,239, respectively, as advertising expense.

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

The computation of basic and diluted income (loss) per share, for the year ended December 31, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31, 2018	December 31, 2017
Common stock issuable upon conversion of convertible debentures	13,146,218	6,147,059
Options to purchase common stock	27,371,765	14,377,570
Warrants to purchase common stock	74,910,002	35,187,847
Totals	115,427,985	55,712,476

Reclassification

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

Recent Accounting Pronouncements

FASB Accounting Standards Updates (“ASU”) 2017-04 (Topic 350), “Intangibles – Goodwill and Others” – Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. The Company is currently evaluating the effect that ASU 2017-04 will have on our consolidated financial statements and related disclosures.

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

December 31, 2018 and 2017

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

December 31, 2018 and 2017

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

FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, and Derivatives and Hedging (“ASU 2017-11”) – Adopted in July 2017, ASU No. 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. The Company has adopted ASU No. 2017-11 effective as of January 1, 2018. The adoption of ASU No. 2017-11 has eliminated the derivative liabilities from the Company’s financial statements. The adoption of this standard has not had a material impact on the Company’s financial position and results of operations.

FASB ASU No. 2018-07 (Topic 718), “Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting” – Issued in June 2018, ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The new standard will be effective for the Company on January 1, 2019. Early adoption is permitted. We do not expect adoption of this guidance will have a material impact on the Company’s consolidated financial condition or results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – INVESTMENTS

In 2016, the Company paid a $60,000 acquisition deposit to acquire DDDigital, LLC.

As of December 31, 2018 and 2017, the carrying value of our investments in privately held companies totaled $247,912 and $403,249, respectively. These investments are accounted for as cost method investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities.

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

During the twelve months ended December 31, 2017, the Company acquired 23,810 shares of Class A common stock of Hightimes Holding Corp. for $100,002, or $4.20 per share. As a result of a forward share split of 1.9308657-for-one on January 15, 2018, MassRoots currently owns 45,974 shares of Class A common stock. The acquired Class A common stock are considered non-marketable securities.

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

On July 17, 2017, MassRoots converted the note into 430,622 shares of CannaRegs’ common stock. In 2018, CannaRegs re-incorporated as a Delaware C corporation under the name Regs Technology, Inc. (“Regs Technology”), keeping the same capitalization structure and business operations. Based on an equity raise priced at $0.3434 per share completed by Regs Technology in February 2019, MassRoots values its holdings at $147,876 as of December 31, 2018. The Company recorded an impairment expense of $155,336 on its holdings during fiscal year 2018. MassRoots owns less than 1% of Regs Technology’s issued and outstanding shares as of December 31, 2018.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2018 and December 31, 2017 is summarized as follows:

	December 31, 2018	December 31, 2017
Computers	$6,366	$55,244
Office equipment	17,621	43,590
Subtotal	23,987	98,834
Less accumulated depreciation	(17,254)	(43,688)
Property and equipment, net	$6,733	$55,146

Depreciation expense for the years ended December 31, 2018 and 2017 was $4,797 and $27,914, respectively. The Company incurred a loss on the write-off of property and equipment of $47,612 and $55,849 for fiscal years December 31, 2018 and 2017, respectively.

NOTE 6 – SOFTWARE COSTS

On December 15, 2016, the Company entered into the Merger Agreement with Whaxy, a wholly-owned subsidiary of the Company, DDDigtal, a Colorado corporation, Zachary Marburger, an individual acting solely in his capacity as stockholder representative, and all of the stockholders of DDDigtal. Pursuant to the Merger Agreement, the parties agreed to merge Merger Subsidiary with and into DDDigtal, whereby DDDigtal survived as a wholly-owned subsidiary of MassRoots.

On January 25, 2017 the Merger was completed and became effective upon the filing of certificates of merger with the respective Secretary of State of the States of Delaware and Colorado, in such forms as required by, and executed in accordance with, the relevant provisions of the Delaware General Corporation Law and the Colorado Business Corporation Act.

Pursuant to the terms of the Merger Agreement, each share of DDDigtal’s common stock was to be exchanged for a number of shares of the Company’s common stock (or a fraction thereof), based on an exchange ratio, as ultimately calculated, equal to approximately 5.273-for-1, such that 1 share of the Company’s common stock was issued for every 5.273 shares of DDDigtal’s common stock.

On the Effective Date, the Company issued an aggregate of 2,926,830 shares of the Company’s common stock pro rata to all stockholders of DDDigtal in exchange for all of the outstanding shares of DDDigtal’s common stock. At the same time, each share of the common stock of Merger Subsidiary was converted into and exchanged for one share of common stock of DDDigtal held by the Company, and all shares of DDDigtal common stock outstanding immediately prior to the Effective Date were automatically cancelled and retired. At the Effective Date, DDDigtal continued as a surviving wholly-owned subsidiary of the Company and Merger Subsidiary ceased to exist.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

In addition, pursuant to the terms of the Merger Agreement, the Company paid cash consideration, in December 2016, of $40,000 to Zachary Marburger and $20,000 to Micah Davidson, as repayment of outstanding debts owed by DDDigtal to such individuals.

As a condition to the closing of the Merger, the Company hired Zachary Marburger as its Vice President of Strategy and engaged Micah Davidson as a Senior Software Engineer. As a condition of Mr. Marburger’s employment and pursuant to the Merger Agreement, the Company paid Mr. Marburger an additional $40,000 following the one-year anniversary of his constant employment with the Company.

Cash (paid in December 2016)	$60,000
2,926,830 shares of the Company’s common stock	2,883,220
Liabilities assumed	40,140
Total purchase price	$2,983,360

Cash	$8,672
Accounts receivable	3,583
Property and equipment	3,333

Software	1,253,000	(1)

Goodwill	1,714,772

Assets acquired	$2,983,360

(1)	The estimated useful life for software development is assumed at three years. The acquisition was completed in January 2017, however the allocation of proceeds to identifiable assets was recognized during fourth quarter of 2017. During management’s annual review of these assets for fiscal year 2018, the remaining value of these assets was written-off due to minimal revenue generated from this software. MassRoots recorded an impairment expense of $415,378 during fiscal year 2018 for these assets, as compared to $1,714,772 during fiscal year 2017, a reduction of $1,299,394.

In January 2018, MassRoots entered into a Master Services Agreement with MEV, LLC (“MEV”) pursuant to which MEV will assist with the development and servicing of the Company’s technology platform, including its mobile applications, business portal and WeedPass. MassRoots has capitalized the billable costs of engineers that were devoted to building the system and developing additional features that enhanced its ability to generate revenue. MassRoots did not capitalize any costs associated with maintenance, user-testing, analysis and planning of the system. The Company is amortizing these capitalized costs using a straight-line methodology over five years, beginning July 5, 2018.

During fiscal year 2018, MassRoots paid MEV $521,839 with respect to the development and maintenance of its platform, of which MassRoots has capitalized $260,565 in development costs.

During fiscal year 2018 and 2017, MassRoots incurred amortization of software costs of $438,264 and $389,059, respectively.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On March 24, 2014, the Company issued convertible debentures to certain accredited investors in the aggregate principal amount of $269,100. The debentures originally matured on March 24, 2016 and accrued no interest. The debentures are convertible into shares of the Company’s common stock at $0.10 per share. In March 2016, the debentures were amended to extend the maturity date to March 24, 2018. In 2016, the Company issued an aggregate of 1,010,000 shares of its common stock in settlement of $101,000 of outstanding debentures and during the twelve months ended December 31, 2017, the Company issued an aggregate of 1,081,000 shares of its common stock in settlement of $108,100 of outstanding debentures.

In February 2016, the Company issued to a service provider a twelve month convertible debenture at 15% interest with a principal amount of $35,000 along with three-year warrants to purchase up to 35,000 shares of common stock at $1.00 per share. The convertible debenture is payable at maturity, and convertible at the investor’s determination at a price equal to 90% of the price of a subsequent public underwritten offering if one occurs over $5 million, or, if no such subsequent offering occurs, at $0.75 per share. During the year ended December 31, 2016, the Company issued an aggregate of 343,767 shares in full settlement of the debenture obligation.

On March 14, 2016, the Company sold to investors six month secured convertible original issue discount notes with a principal amount in the aggregate of $1,514,669, together with five-year warrants to purchase an amount of shares of the Company’s common stock equal to the number of shares of common stock issuable upon the conversion of the notes in full and having an exercise price of $1.00 per share with reset provisions. If the Company exercises its right to prepay the note, the Company must make payment to the investor of an amount in cash equal to the sum of the then outstanding principal amount of the note that it desires to prepay, multiplied by (a) 1.2, during the first 90 days after the execution of the note, or (b) 1.35, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) $1.00, and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the note; provided, however, for any part of the principal amount of the note that is not paid at its maturity date, or September 14, 2016, the conversion price for such amount is equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date. The notes require that any net proceeds received in subsequent offerings made by the Company first be used to repay the notes’ outstanding principal amount. Because the notes were not repaid by the maturity date, the investors became entitled to receive, in aggregate, but calculated pro rata to the principal amounts remaining outstanding at the time of maturity, up to 500,000 shares of the Company’s common stock. Gross proceeds received by the Company for the notes and warrants in this offering were $1,420,000, while net proceeds were $1,271,600 (excluding any legal fees). On September 14, 2016, upon maturity of the notes, the Company was unable to make the required payment of the then outstanding aggregate principal amount of $966,384 and was in default under the notes. Penalties in aggregate of $584,735 were added to the carrying amount of the notes and were charged to current period interest.

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

On August 17, 2017, the Company issued secured convertible notes to certain accredited investors in the aggregate principal amount of $1,045,000. The notes matured on February 18, 2018 and accrued no interest. Net proceeds received by the Company were $942,500 after deduction of legal and other fees. If the Company exercises its right to prepay the notes, the Company shall make payment to the investors in an amount equal to the sum of the then outstanding principal amount of the notes that the Company desires to prepay, multiplied by (a) 1.1, during the first 90 days after the execution of the note, or (b) 1.25, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) $0.75 and (ii) a 25% discount to the price at which the Company next conducts an offering after the issuance date of the notes; provided, however, if any part of the principal amount of the notes remains unpaid at its maturity date, the conversion price will be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date.

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

On July 5, 2018, the Company issued secured convertible notes to certain accredited investors in the aggregate principal amount of $1,650,000. The notes have a maturity date of January 5, 2019 and accrued no interest. Net proceeds received by the Company were $1,492,500 after deduction of legal and other fees. If the Company exercises its right to prepay the notes, the Company shall make payment to the investors in an amount equal to the sum of the then outstanding principal amount of the notes that the Company desires to prepay, multiplied by (a) 1.1, during the first 90 days after the execution of the note, or (b) 1.25, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) $0.25 and (ii) a 15% discount to the price at which the Company next conducts an offering after the issuance date of the notes; provided, however, if any part of the principal amount of the notes remains unpaid after the maturity date, the conversion price will be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date.

In connection with the issuance of the notes, the Company and the investors also entered into a security agreement pursuant to which the notes are secured by all of the assets of the Company currently held as of July 5, 2018 or thereafter acquired. The Company also issued five-year warrants to purchase an aggregate of 6,600,000 shares of Company’s common stock with an initial exercise price of $0.25. The warrants contain certain anti-dilutive (reset) provisions.

In December 2018, the Company made payments of $1,762,500 to holders of July 2018 notes. As of December 31, 2018, the aggregate carrying value of the debentures was $390,000. The balance of these notes were converted during 2019.

On December 17, 2018, the Company issued a secured convertible promissory note. The note in the principal amount of $2,225,000 (including an original issuance discount of $200,000) matures December 17, 2019 and bears interest at a rate of 8% per annum (which shall be increased to 22% upon the occurrence of an event of default). The Company shall have the right to prepay the note for an amount equal to 125% multiplied by the portion of the Outstanding Balance (as defined in the note) being prepaid. In addition, the note is secured by the Security Agreement (as defined below). The investor shall have the right to convert the Outstanding Balance of the note at any time into shares of common stock of the Company at a conversion price of $0.35 per share, subject to adjustment. Commencing on June 17, 2019, the investor shall have the right to redeem all or any portion of the note; provided, however, the investor may not request redemption in an amount that exceeds $350,000 during any single calendar month; provided, further however, upon the occurrence of an event of default, the redemption amount in any calendar month may exceed $350,000. Payments on redemption amounts may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of (a) $0.35 per share, subject to adjustment and (b) the Market Price (as defined in the note), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the note). The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%.

Pursuant to the terms of the Agreement, the Company also entered into a security agreement (the “Security Agreement”) on the closing date pursuant to which the Company granted the investor a security interest in the Collateral (as defined in the Security Agreement). As of December 31, 2018, the aggregate carrying value of the note was $2,105,102.

During the twelve months ended December 31, 2018 and 2017, the Company amortized $1,020,673 and $652,921 of debt discounts to current period interest, respectively.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 8 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

The Company identified conversion features embedded within convertible debt and certain warrants outstanding during the twelve months ended December 31, 2017. The Company determined that the features associated with the embedded conversion option and exercise prices, in the form of ratchet provisions, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

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

On July 21, 2017, upon issuance of the warrants in connection with the sale of common stock, the Company determined that the features associated with the reset provisions embedded in the issued warrants, in the form of a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company could not determine if a sufficient number of shares would be available to settle all potential future conversion transactions. The Company estimated the fair value of the embedded derivatives of $1,003,870 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 103.46%, (3) weighted average risk-free interest rate of 1.81% (4) expected life of 5.00 years, and (5) estimated fair value of the Company’s common stock of $0.5687 per share. The estimated fair value of the embedded derivative of $1,003,870 was reclassified from equity at the date of issuance.

On August 17, 2017, upon issuance of the secured convertible notes and warrants, the Company determined that the features associated with the embedded conversion option and reset provisions embedded in the issued notes and warrants, in the form of a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company could not determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

As of December 31, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of December 31, 2018 and December 31, 2017:

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$-	$-

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$9,493,307	$-	$-	$9,493,307

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended December 31, 2018:

Balance, January 1, 2017	$1,301,138
Transfers in due to issuance of liability warrants in connection with sale of common stock	1,003,870
Transfers in due to issuance of convertible notes and warrants with embedded conversion and
Reset options	798,431
Transfers out due to warrant exercise	(610,967)
Mark to market to December 31, 2017	7,000,835
Balance, December 31, 2017	$9,493,307
Loss on change in warrant liabilities for the twelve months ended December 31, 2017	$(7,000,835)
Balance, January 1, 2018	$9,493,307
Cumulative effect adjustment to reclassify fair value of derivative liabilities to retained earnings	(9,493,307)
Balance, December 31, 2018	$-
Loss on change in warrant and derivative liabilities for the year ended December 31, 2018	$-

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 9 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of blank check preferred stock, par value $0.001 per share. As of December 31, 2018, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2018, there were 168,706,472 shares of common stock issued and outstanding.

The following common stock transactions were recorded during the years ended December 31, 2018 and 2017:

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

During the year ended December 31, 2018, the Company issued an aggregate of 14,362,500 shares of its common stock recorded as to be issued on December 31, 2017.

During the year ended December 31, 2018, the Company retired an aggregate of 1,790,000 shares of its common stock recorded as to be retired on December 31, 2017 in exchange for warrants issued in December 2017.

During the year ended December 31, 2018, the Company issued an aggregate of 13,594,000 shares of its common stock, having an aggregate fair value of $3,508,187, for services rendered.

During the year ended December 31, 2018, the Company issued an aggregate of 95,134 shares for its common stock upon the cashless exercise of outstanding options.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

During the year ended December 31, 2018, the Company issued an aggregate of 7,906,470 shares of its common stock upon the cashless exercise of outstanding warrants.

During the year ended December 31, 2018, the Company issued an aggregate of 3,742,648 shares of its common stock for the settlement of convertible debt with a principal amount of $636,250.

During the year ended December 31, 2018, the Company issued an aggregate of 4,605,000 shares of its common stock upon the exercise of outstanding warrants for net proceeds of $637,230.

During the year ended December 31, 2018, the Company issued an aggregate of 13,700,000 shares of common stock for cash proceeds of $2,740,000.

During the year ended December 31, 2018, the Company received $564,000 recorded as subscription receivable as of December 31, 2017.

During the year ended December 31, 2018, the Company issued an aggregate of 324,881 shares in lieu of interest expense $52,483.

During the year ended December 31, 2018, the Company received cash proceeds of $6,000 upon the exercise of warrants. The Company has yet not issued 80,000 shares of common stock underlying the warrants and are accounted for as common stock to be issued.

NOTE 10 – WARRANTS

In July 2017, upon the sale of the Company’s common stock, the Company issued warrants to purchase up to 2,394,000 shares of the Company’s common stock at an exercise price of $0.65 per share, exercisable through July 24, 2022. These warrants contain certain anti-dilutive (reset) provisions (See Note 8).

In August and September 2017, in connection with the issuance of convertible notes, the Company granted to the same investors five-year warrants to purchase an aggregate of 2,090,000 shares of the Company’s common stock at an exercise price $0.50 per share. The warrants may be exercised any time after the issuance through and including the fifth anniversary of its original issuance. The warrants have a fair market value of $715,432. The fair market value was calculated using the Binomial Option Pricing Model, assuming approximately 0.47% risk-free interest, 0% dividend yield, 102.73% volatility, and expected life of five years. These warrants contain certain anti-dilutive (reset) provisions (See Note 8).

In December 2017, the Company issued warrants to purchase to up 4,850,000 shares of the Company’s common stock at an exercise price of $0.20 per share to former directors of the Company. The estimated fair value of $1,450,737 was charged to current period operations. The fair market value was calculated using the Black Scholes Option Pricing Model, assuming approximately 2.18% risk-free interest, 0% dividend yield, 223,02% volatility, and expected life of 5 years.

In December 2017, upon the sale of the Company’s common stock, the Company issued warrants to purchase up to 10,250,000 shares of the Company’s common stock at an exercise price of $0.40 per share, exercisable through December 31, 2022.

In December 2017, upon the sale of the Company’s common stock, the Company issued warrants to purchase up to 8,521,000 shares of the Company’s common stock at an exercise price of $0.20 per share, exercisable through December 31, 2022. The exercise price of the previously issued 4,484,000 warrants issued in connection with the July 2017 common stock sale and August and September convertible debt was reset from $0.65 and $0.50 per share, respectively, to $0.20. These warrants contain certain anti-dilutive (reset) provisions (See Note 8).

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

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

In January 2018, in conjunction with the sale of the Company’s common stock, the Company granted warrants to purchase up to 13,700,000 shares of the Company’s common stock at an exercise price of $0.40 per share, exercisable through January 31, 2023. Due to price protection provisions, the exercise price of the warrants was adjusted to $0.20 on July 26, 2018.

In July 2018, the Company issued warrants to purchase up to an aggregate of 6,600,000 shares of the Company’s common stock as part of the sale of convertible debentures.

In November 2018, MassRoots repriced warrants to purchase common stock covered by the Registration Statement on Form S-1 that was declared effective by the SEC on July 17, 2018 to $0.075 per share.

Warrants outstanding and exercisable at December 31, 2018 are as follows:

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.01 – 0.25	69,194,998	4.14	69,254,998
0.26 – 0.50	565,002	2.42	565,002
0.51 – 0.75	50,000	1.27	50,000
0.76 – 1.00	5,100,002	0.75	5,100,002
	74,910,002		74,970,002

A summary of the warrant activity for the years ended December 31, 2018 and 2017 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	15,448,056	$0.81	1.4	$4,225,936
Grants	28,105,500	0.27	3.2
Exercised	(7,728,209)	0.68
Forfeited/Cancelled	(637,500)	0.62
Outstanding at December 31, 2017	35,187,847	$0.41	2.3	$9,314,959
Grants	60,832,338	0.08
Exercised	(20,184,508)	0.21
Forfeited/Cancelled	(925,675)	1.89
Vested and expected to vest at December 31, 2018	74,910,002	$0.14	3.89	$-
Exercisable at December 31, 2018	74,910,002	$0.14	3.89	$-

The aggregate intrinsic value outstanding stock warrants was $0, based on warrants with an exercise price less than the Company’s stock price of $0.059 as of December 31, 2018, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 11 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016, our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”) and our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”, and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2017 Plan, and 2018 Plan the ” Prior Plans”). The 2014 Plan, the 2015 Plan, the 2016 Plan and the 2017 Plan are identical, except for number of shares reserved for issuance under each. As of December 31, 2018, the Company had granted an aggregate of 60,600,000 securities under the Plans, with 3,900,000 shares available for future issuances.

The Plans provide for the grant of incentive stock options to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our Prior Plans also provide that the grant of performance stock awards may be paid out in cash as determined by the committee administering the Prior Plans.

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

During the year ended December 31, 2018, the Company granted ten-year options outside of our Plans to purchase up to 13,250,000 shares of the Company’s common stock. The fair value of $2,146,193, was determined using the Black-Scholes option pricing model, assuming approximately 2.78% - 2.98% risk-free interest, 0% dividend yield, 112.67% -116.28% volatility, and expected life of ten years and will be charged to operations over the vesting terms of the options.

The summary terms of the issuances are as follows:

Exercise Price	Number of Options	Vesting Terms
$0.20	12,000,000	Immediately
0.36	250,000	Immediately
0.40	1,000,000	Immediately

Stock options outstanding and exercisable on December 31, 2018 are as follows:

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$0.01 – 0.25	13,056,786	9.24	13,056,786
0.26 - 0.50	1,939,631	8.26	1,939,631
0.51 – 0.75	1,820,112	7.68	1,820,112
0.76 - 1.00	9,926,072	7.71	9,926,072
1.01 - 2.00	629,164	7.61	629,164
	27,371,765		27,371,765

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

A summary of the stock option activity for the years ended December 31, 2018 and 2017 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	14,824,158	$0.52	8.37	$4,566,717
Grants	2,854,000	0.50	8.60
Exercised	(436,011)	0.16	7.80
Forfeiture/Cancelled	(2,454,761)	0.73	7.80
Outstanding at December 31, 2017	14,378,432	$0.76	7.48	$771,359
Grants	13,250,000	0.22
Exercised	(256,667)	0.51
Forfeiture/Cancelled	-
Outstanding at December 31, 2018	27,371,765	0.50	8.67	$-
Exercisable at December 31, 2018	27,371,765	$0.50	8.67	$-

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.059 as of December 31, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with a volatility figure derived from historical data. The Company accounts for the expected life of options based on the contractual life of options for non-employees.

The fair value of all options that were vested as of the year ended December 31, 2018 and 2017 was $0 and $5,821,631, respectively. Unrecognized compensation expense of $0 at December 31, 2018 will be expensed in future periods.

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

At December 31, 2018, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $55,362,071, which begin expiring in the year 2033, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.  During the year ended December 31, 2018, the Company has increased the valuation allowance from $11,090,000 to $14,503,490.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

The Company’s deferred taxes as of December 31, 2018 and 2017 consist of the following:

	2018	2017
Non-Current deferred tax asset: (Estimated)
Net operating loss carry-forwards	14,503,490	11,090,000
Valuation allowance	(14,503,490)	(11,090,000)
Net non-current deferred tax asset	-	-

The Company is delinquent in filing its payroll taxes related to stock compensation awards. At December 31, 2018, the Company has, in payroll tax liabilities, including interest and penalties, of approximately $2,992,023, due to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities. The Company expects to settle these liabilities by September 30, 2019.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

On July 21, 2017, Isaac Dietrich, the Company’s Chief Executive Officer, participated in the Company’s private placement of securities, whereby Mr. Dietrich purchased $10,000 of the Company’s securities consisting of 20,000 shares of the Company’s common stock and warrants to purchase 20,000 shares at $0.65 per share. As a result of the ratchet provision in the warrants that was triggered by the Company’s December 2017 private placement, the number of warrants increased to 65,000 and the exercise price decreased to $0.20. As a result of the ratchet provision in the warrants that was triggered by the Company’s November 2018 warrant repricing, the number of warrants increased to 173,333 and the exercise price decreased to $0.075.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

From January 1, 2019 to April 15, 2019, MassRoots issued 80,000 shares of common stock that were recorded as to be issued as of December 31, 2018.

From January 1, 2019 to April 15, 2019, MassRoots received $116,637 upon the exercise of warrants to purchase 1,555,160 shares of common stock which were recorded as to be issued.

From January 1, 2019 to April 15, 2019, MassRoots issued 8,906,275 shares of common stock and recorded 1,196,078 as to be issued for the settlement of $392,580 in convertible debt from its July 2018 Offering. MassRoots issued an additional 250,000 shares of common stock under the maturity date kicker provision of the July 2018 notes. The July 2018 notes have been fully satisfied and are retired.

From January 1, 2019 to April 15, 2019, MassRoots issued 448,102 shares of common stock upon the cashless exercise of 2,750,000 warrants to purchase common stock.

From January 1, 2019 to April 15, 2019, MassRoots issued 1,050,000 shares of common stock for an interest expense.

From January 1, 2019 to April 15, 2019, MassRoots granted options to purchase 250,000 shares of common stock at an exercise price of $0.075 per share.

From January 1, 2019 to April 15, 2019, MassRoots issued 2,950,000 shares of common stock for services rendered.