Form 10-Q
period 2019-03-31
MassRoots, Inc.
filed 2019-05-20
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act: None.

As of May 17, 2019, there were 188,525,502 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those  set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, and our other filings with the U.S. Securities and Exchange Commission.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Any forward-looking statements speak only as of the date on which they are made, and we disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable law.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASSROOTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$485	$29,568
Accounts Receivable	583	-
Prepaid expenses	27,238	14,000
Other receivables	22,500	-
TOTAL CURRENT ASSETS	50,806	43,568

Property and equipment - net	5,550	6,733

OTHER ASSETS
Investments	247,912	247,912
Software Cost, net of amortization of $38,551 and $25,701	222,014	234,864
Deposits and other assets	36,000	36,000
Total Other Assets	505,926	518,776

TOTAL ASSETS	562,282	569,077

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	1,458,953	959,668
Accrued payroll and related	3,107,783	2,992,023
Advances	942,500	958,650
Notes Payable	146,150	-
Convertible notes payable, net of debt discount of $230,620 and $209,898	2,302,380	2,495,102
TOTAL CURRENT LIABILITIES	7,957,766	7,405,443

TOTAL LIABILITIES	7,957,766	7,405,443

STOCKHOLDERS’ DEFICIT
Blank check preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 181,990,849 and 168,706,472 shares issued and outstanding	181,992	168,707
Common stock to be issued, 200,000 and 80,000 shares, respectively	200	80
Additional paid in capital	74,694,171	73,770,195
Accumulated deficit	(82,271,847)	(80,775,348)
TOTAL STOCKHOLDERS’ DEFICIT	(7,395,484)	(6,836,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$562,282	$569,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the three months ended March 31,
	2019	2018

REVENUES	$4,383	$1,492

OPERATING EXPENSES
Cost of revenues	3,530	-
Advertising	27,208	64,577
Payroll and related expense	171,319	425,730
Stock based compensation	187,200	3,117,250
Amortization of Software costs	12,850	97,265
Other general and administrative expenses	566,391	1,429,722
Total General and Administrative expenses	968,498	5,134,544

(LOSS) FROM OPERATIONS	(964,115)	(5,133,052)

OTHER INCOME (EXPENSE)
Interest expense	(238,787)	(350,196)
Loss on conversion of convertible notes payable	(293,597)	0
Total Other Income (Expense)	(532,384)	(350,196)

Net Loss before Income Taxes	(1,496,499)	(5,483,248)

Provision for Income taxes (benefit)	-	-

NET (LOSS)	$(1,496,499)	$(5,483,248)

Net loss per common share-basic and diluted	$(0.01)	$(0.04)

Weighted average common shares outstanding-basic and diluted	177,158,200	141,834,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Common Stock		Common Stock to be Issued		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total
Balance as of December 31, 2018	168,706,472	$168,707	80,000	$80	$73,770,195	$-	$(80,775,348)	$(6,836,366)

Issuance of common stock previously to be issued	80,000	80	(80,000)	(80)	-	-	-	-

Common stock issued as origination shares	650,000	650	200,000	200	90,483			91,333

Common stock issued upon conversion of debentures	8,906,275	8,907			629,691			638,598

Common stock issued in exercise of warrants	448,102	448			(448)			-

Common stock issued for services	2,950,000	2,950			170,250			173,200

Options issued for services					14,000			14,000

Common stock issued in lieu of interest expense	250,000	250			20,000			20,250

Net Loss							(1,496,499)	(1,496,499)

Balance as of March 31, 2019	181,990,849	$181,992	200,000	$200	$74,694,171	$-	$(82,271,847)	$(7,395,484)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2018

	Common Stock		Common Stock to be Issued		Additional Paid	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	(Deficit)
Balance as of December 31, 2017	112,165,839	$112,166	12,572,500	$12,573	$63,315,749	$(564,000)	$(74,252,214)	$(11,375,726)

Reclassify fair value of derivative liabilities to retained earnings	-	-	-	-	-	-	9,493,307	9,493,307

Issuance of common stock previously to be issued	14,362,500	14,363	(14,362,500)	(14,363)	-	564,000	-	564,000

Common stock shares to be retired in 2018	(1,790,000)	(1,790)	1,790,000	1,790	-	-	-	-

Common stock issued upon conversion of debentures	3,742,648	3,743	-	-	632,507	-	-	636,250

Sale of common stock	13,700,000	13,700	-	-	2,726,300	-	-	2,740,000

Common shares issued upon cashless exercise of options	95,134	95	-	-	(95)	-	-	-

Common shares issued upon cashless exercise of warrants	7,104,765	7,105	-	-	(7,105)	-	-	-

Common stock issued upon exercise of warrants for cash	70,000	70	-	-	62,930	-	-	63,000

Common stock issued for services	4,494,000	4,494	-	-	2,425,853	-	-	2,430,347

Share based compensation	-	-	-	-	686,903	-	-	686,903

Net Loss	-	-	-	-	-	-	(5,483,248)	(5,483,248)

Balance as of March 31, 2018	153,944,886	$153,945	-	$-	$69,843,042	$-	$(70,242,155)	$(245,168)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS

UNAUDITED

	For three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($1,496,499)	($5,483,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,033	105,836
Stock based compensation	187,200	3,117,250
Loss on conversion of convertible notes payable	293,597	-
Interest and amortization of debt discount	238,787	350,196
Changes in operating assets and liabilities
Accounts receivables	(583)	-
Prepaid and other	(13,238)	(534,961)
Advanced settlement	-	(10,394)
Accounts payable and other liabilities	490,120	(1,113,554)
Security deposit	-	33,502
Net Cash used in operating activities	(286,583)	(3,535,373)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Cowa	(32,500)	-
Net Cash used in investing activities	(32,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock sales	-	3,304,000
Proceeds from exercise of warrants	-	63,000
Proceeds from issuance of convertible notes payable	150,000	-
Repayment of advance	-	(245,000)
Proceeds from advances	140,000	397,500
Repayment of loans	-	(510,938)
Net cash provided by financing activities	290,000	3,008,562

NET DECREASE IN CASH	(29,083)	(526,811)

Cash, beginning of period	29,568	1,201,587

Cash, end of period	$485	$674,776

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Non cash investing and financing activities:
Common stock issued from cashless warrants	$448
Common stock issued in settlement of debt	$638,598
Interest settled with common stock	$20,250	$-
Common stock issued from convertible debt		$636,250
Proceeds received from subscriptions receivable	$-	$564,000
Derivative liability reclassed to retained earnings	$-	$9,493,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MassRoots, Inc. (“MassRoots” or the “Company”) has created a technology platform for the cannabis industry focused on enabling users to share their cannabis content, follow their favorite dispensaries, and stay connected with the legalization movement. The Company was incorporated in the State of Delaware on April 26, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Our unaudited condensed consolidated financial statements include the accounts of DDDigtal, Inc., Odava, Inc., MassRoots Supply Chain, Inc., and MassRoots Blockchain Technologies, Inc., our wholly-owned subsidiaries. All intercompany transactions were eliminated during consolidation.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2019, the Company had cash of $485 and working capital deficit (current liabilities in excess of current assets) of $7,906,960. During the three months ended March 31, 2019, the Company used net cash in operating activities of $286,583 and used net cash in investing activities of $32,500. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

During the three months ended March 31, 2019, the Company received proceeds of $150,000 and $140,000 from the issuance of convertible notes and advances, respectively. The Company does not have cash sufficient to fund operations for the next fiscal year.

The Company’s primary source of operating funds since inception has been cash proceeds from the public and private placements of the Company’s securities, including debt securities, and proceeds from the exercise of warrants and options. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital through public or private equity offerings, debt financings or other sources to fund its future operations; however, financing may not be available to the Company on acceptable terms, or at all. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategy and the Company may be forced to curtail or cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to instructions to the SEC’s Quarterly Report on Form 10-Q and Article 8 of Regulation S-X of the Securities Act of 1933, as amended, and reflect the accounts and operations of the Company and those of its subsidiaries.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, the accompanying interim unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial position of the Company as of March 31, 2019, the unaudited condensed consolidated results of operations for the three months ended March 31, 2019 and 2018, and the unaudited condensed consolidated results of cash flows for the three months ended March 31, 2019 and 2018 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 16, 2019 (the “Annual Report”). The December 31, 2018 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts, and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

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

The Company primarily generates revenue by charging businesses to advertise on the Company’s network. The Company has the ability to target advertisements directly to a clients’ target audience, based on their location and on their mobile devices. In cases where clients sign advertising contracts for an extended period of time, the Company only realizes revenue for services provided during that quarter and defers all other revenue to future periods.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. For the three months ended March 31, 2019 and 2018, the Company charged to operations $27,208 and $64,577, respectively, as advertising expense.

Other Receivables

The Company was owed $22,500 in loans extended to Cowa Science Corporation as of March 31, 2019.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

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

Income Taxes

The Company follows ASC subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period.

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

March 31, 2019 (Unaudited)

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

The computation of basic and diluted income (loss) per share, for the three months ended March 31, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2019	March 31, 2018
Common stock issuable upon conversion of convertible debentures	11,531,315	-
Options to purchase common stock	27,621,765	15,371,765
Warrants to purchase common stock	72,160,002	37,119,049
Totals	111,313,082	52,490,814

Reclassification

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

Recent Accounting Pronouncements

FASB Accounting Standards Updates (“ASU”) 2017-04 (Topic 350), “Intangibles – Goodwill and Others” – Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. The Company is currently evaluating the effect that ASU 2017-04 will have on its consolidated financial statements and related disclosures.

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

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

FASB ASU 2016-02, Leases (Topic 842) - ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e. January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

FASB ASU No. 2018-07 (Topic 718), “Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting” – Issued in June 2018, ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The new standard is effective for the Company as of January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – INVESTMENTS

As of March 31, 2019 and December 31, 2018, the carrying value of our investments in privately held companies totaled $247,912 and $247,912, respectively. These investments are accounted for as cost method investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities.

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

On July 17, 2017, MassRoots converted the note into 430,622 shares of CannaRegs’ common stock. In 2018, CannaRegs re-incorporated as a Delaware C corporation under the name Regs Technology, Inc. (“Regs Technology”), keeping the same capitalization structure and business operations. MassRoots values its holdings at $147,876 and $147,876 as of March 31, 2019 and December 31, 2018, respectively. The Company recorded an impairment expense of $155,336 on its holdings during fiscal year 2018. MassRoots owns less than 1% of Regs Technology’s issued and outstanding shares as of March 31, 2019.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2019 and December 31, 2018 is summarized as follows:

	March 31, 2019	December 31, 2018
Computers	$6,366	$6,366
Office equipment	17,621	17,621
Subtotal	23,987	23,987
Less accumulated depreciation	(18,437)	(17,254)
Property and equipment, net	$5,550	$6,733

Depreciation expense for the three months ended Mach 31, 2019 and 2018 was $1,183 and $10,226, respectively.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

NOTE 6 – SOFTWARE COSTS

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

During three months ended March 31, 2019 and 2018, MassRoots incurred amortization of software costs of $12,850 and $97,265, respectively.

NOTE 7 – ADVANCES AND NOTES PAYABLE

As of March 31, 2019, the Company owed advances of $942,500, as compared to $958,650 as of December 31, 2018, which were primarily for Simple Agreements for Future Tokens, entered into with eight accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and Regulation D thereunder in 2017 and 2018.

As of March 31, 2019, the Company owed $146,150, as compared to $0 as of December 31, 2018, under notes payable agreements not convertible into shares of common stock.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

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

In December 2018, the Company made payments of an aggregate of $1,762,500 to holders of July 2018 notes. As of December 31, 2018, the aggregate carrying value of the notes was $390,000. During three months ended March 31, 2019, holders of the July 2018 notes converted $345,000 in principal amount into an aggregate of 8,906,275 shares of the Company’s common stock for the settlement of convertible debt. During three months ended March 31, 2019, an additional $2,580 in interest was accrued, leaving a balance of $47,580 as of March 31, 2019. The balance of these notes were converted during April 2019.

In December 2018, the Company issued convertible promissory notes in the aggregate principal amount of $90,000 (including an original issuance discount of $15,000) maturing in June 2019, bearing an interest rates of 5% per annum. The Company shall have the right to prepay the notes for an amount equal to 130% multiplied by the portion of the Outstanding Balance (as defined in the note) being prepaid. The investor shall have the right to convert the Outstanding Balance of the note at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Commencing on June 17, 2019, the investor shall have the right to redeem all or any portion of the note; provided, however, the investor may not request redemption in an amount that exceeds $350,000 during any single calendar month; provided, further however, upon the occurrence of an event of default, the redemption amount in any calendar month may exceed $350,000. Payments on redemption amounts may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of (a) $0.075 per share, subject to adjustment and (b) the Market Price (as defined in the note), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the note). The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

On December 17, 2018, the Company issued a secured convertible promissory note in the principal amount of $2,225,000 (including an original issuance discount of $200,000) which note matures on December 17, 2019 and bears interest at a rate of 8% per annum (which shall be increased to 22% upon the occurrence of an event of default). The Company shall have the right to prepay the note for an amount equal to 125% multiplied by the portion of the Outstanding Balance (as defined in the note) being prepaid. In addition, the note is secured by the Security Agreement (as defined below). The investor shall have the right to convert the Outstanding Balance of the note at any time into shares of common stock of the Company at a conversion price of $0.35 per share, subject to adjustment. Commencing on June 17, 2019, the investor shall have the right to redeem all or any portion of the note; provided, however, the investor may not request redemption in an amount that exceeds $350,000 during any single calendar month; provided, further however, upon the occurrence of an event of default, the redemption amount in any calendar month may exceed $350,000. Payments on redemption amounts may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of (a) $0.35 per share, subject to adjustment and (b) the Market Price (as defined in the note), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the note). The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%.

Pursuant to the terms of the Agreement, the Company also entered into a security agreement (the “Security Agreement”) on the closing date pursuant to which the Company granted the investor a security interest in the Collateral (as defined in the Security Agreement). As of March 31, 2019, the aggregate carrying value of the note was $2,302,380, net of debt discount of $230,620.

From January to March 2019, the Company issued convertible promissory notes in the aggregate principal amount of $173,333 (including an original issuance discount of $114,333) maturing between July 2, 2019 and October 27, 2019, bearing interest rates of 5-10 % per annum. The Company shall have the right to prepay the notes for an amount equal to 130% multiplied by the portion of the Outstanding Balance (as defined in the note) being prepaid. The investor shall have the right to convert the Outstanding Balance of the note at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of (a) $0.075 per share, subject to adjustment and (b) the Market Price (as defined in the note), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the note). The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%.

NOTE 9 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of blank check preferred stock, par value $0.001 per share. As of March 31, 2019, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2019, there were 181,990,849 shares of common stock issued and outstanding.

The following common stock transactions were recorded during the three months ended March 31, 2019:

The Company issued an aggregate of 80,000 shares of its common stock recorded as to be issued on December 31, 2018.

The Company issued an aggregate of 900,000 shares of its common stock and recorded 200,000 shares of common stock as to be issued as interest expense with a value of $111,583.

The Company issued an aggregate of 2,950,000 shares of its common stock, having an aggregate fair value of $173,200 for services rendered.

The Company issued an aggregate of 448,102 shares of its common stock upon the cashless exercise of outstanding warrants.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

The Company issued an aggregate of 8,906,275 shares of its common stock for the settlement of convertible debt with a principal amount of $345,000.

NOTE 10 – WARRANTS

Warrants outstanding and exercisable at March 31, 2019 are as follows:

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.01 – 0.25	66,444,998	3.89	66,444,998
0.26 – 0.50	565,002	2.17	565,002
0.51 – 0.75	50,000	1.02	50,000
0.76 – 1.00	5,100,002	0.50	5,100,002
	72,160,002		72,160,002

A summary of the warrant activity for the three months ended March 31, 2019 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	74,910,002	$0.14	3.89	$-
Grants	-	-	-
Exercised	(2,750,000)	0.075
Forfeited/Cancelled	-	-
Vested and expected to vest at March 31, 2019	72,160,002	$0.15	3.64	$50,345
Exercisable at March 31, 2019	72,160,002	$0.15	3.64	$50,345

The aggregate intrinsic value outstanding stock warrants was $50,345, based on warrants with an exercise price less than the Company’s stock price of $0.076 as of March 31, 2019, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 11 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016, our 2017 Equity Incentive Plan in December 2016 (“2017 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, the “Prior Plans”) and our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”, and together with the Prior Plans, the “Plans”). The 2014 Plan, the 2015 Plan, the 2016 Plan and the 2017 Plan are identical, except for number of shares reserved for issuance under each. As of December 31, 2018, the Company had granted an aggregate of 60,600,000 securities under the Plans, with 3,900,000 shares available for future issuances.

The Plans provide for the grant of incentive stock options to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. The Prior Plans also provide that the grant of performance stock awards may be paid out in cash as determined by the committee administering the Prior Plans.

During the three months ended March 31, 2019, the Company granted ten-year options outside of our Plans to purchase up to 250,000 shares of the Company’s common stock. The fair value of $14,000, was determined using the Black-Scholes option pricing model, assuming approximately 2.43% risk-free interest, 0% dividend yield, 114% volatility, and expected life of ten years and will be charged to operations over the vesting terms of the options.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

The summary terms of the issuances are as follows:

Exercise Price	Number of Options	Vesting Terms
$0.075	250,000	Immediately

Stock options outstanding and exercisable on March 31, 2019 are as follows:

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$0.01 – 0.25	13,306,786	9.00	13,306,786
0.26 - 0.50	1,939,631	8.01	1,939,631
0.51 – 0.75	1,820,112	7.43	1,820,112
0.76 - 1.00	9,926,072	7.46	9,926,072
1.01 - 2.00	629,164	7.36	629,164
	27,621,765		27,621,765

A summary of the stock option activity for the three months ended March 31, 2019 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	27,371,765	$0.50	8.67	$-
Grants	250,000	0.075	9.98
Exercised	-	-
Forfeiture/Cancelled	-	-
Outstanding at March 31, 2019	27,621,765	0.50	8.42	$250
Exercisable at March 31, 2019	27,621,765	$0.50	8.42	$250

The aggregate intrinsic value of outstanding stock options was $1,250, based on options with an exercise price less than the Company’s stock price of $0.076 as of March 31, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with a volatility figure derived from historical data. The Company accounts for the expected life of options based on the contractual life of options for non-employees.

The fair value of all options that were vested for the three months ended March 31, 2019 and 2018 was $14,000 and $459,834, respectively. Unrecognized compensation expense of $0 at December 31, 2018 will be expensed in future periods.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

From April 1, 2019 to May 17, 2019:

MassRoots issued 200,000 shares recorded as to be issued.

MassRoots issued 1,555,160 shares of common stock and recorded 2,206,250 shares of common stock as to be issued for the cash exercise of warrants, receiving $226,950 in proceeds.

MassRoots issued 3,383,415 shares of common stock and recorded 1,661,440 shares of common stock as to be issued for the cashless exercise of warrants.

MassRoots issued 200,000 shares as interest on debt.

MassRoots issued 1,196,078 for the settlement of $47,580 in convertible debt from its July 2018 offering. The July 2018 notes have been fully satisfied and are retired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Part I, Item 1 of this Quarterly Report. Please also refer to the note about forward-looking information for information on such statements contained in this Quarterly Report immediately preceding Item 1.

Overview

We were incorporated in April 2013 as a technology platform for the cannabis industry. Powered by more than one million registered users, we enable consumers to rate cannabis products and strains based on their efficacy (i.e., effectiveness for treating ailments such as back-pain or epilepsy) and then present this information in easy-to-use formats for consumers to make educated purchasing decisions at their local dispensary. Businesses are able to leverage MassRoots by strategically advertising to consumers based on their preferences and tendencies.

Over the past six years, we have established our self as a leading technology company in the emerging cannabis industry, building a user base of over one million registered users, partnering with some of the most recognized brands in the industry and raising significant capital from institutional and private investors. Since inception, we have generated approximately $1.2 million in revenue.

Historically, we have focused on building a consumer-facing application and have not spent significant resources on developing our advertising portal for dispensaries. However, we are now focusing our efforts on developing our advertising portal so as to automate the processes and platform needed to deliver our underlying services. In the summer of 2018, we launched a revamped MassRoots Business Portal and a consumer rewards program, called WeedPass®, which is accessible through the MassRoots mobile application. After an introductory free trial period, we charge dispensaries fees for their dispensary listing and access to our consumer rewards program. We intend to upgrade and further develop the MassRoots Business Portal to better serve our clients. According to ArcView Market Research, there are projected to be over 2,700 state-regulated dispensaries in the United States by 2020.

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

Results of Operations

	For the three months ended
	31-Mar-19	31-Mar-18	$ Change		% Change
Gross revenue	$4,383	$1,492		$2,891	193.8%

Operating expenses	968,498	5,134,544		(4,166,046)	(81.1)%

Loss from Operations	(964,115)	(5,133,052)		4,168,937	(81.2)%

Other Income /(Expense)	(532,384)	(350,196)		(182,188)	52.0%

Net Loss	$(1,496,499)	$(5,483,248)		$3,986,749	(72.7)%

Net loss per share - basic and diluted	$(0.01)	$(0.04)	$

Revenues

For the three months ended March 31, 2019 and 2018, we generated revenues of $4,383 and $1,492, respectively, an increase of $2,891. The increase is attributed to the Company’s new online advertising portal and new rewards sales program for businesses.

Operating Expenses

For the three months ended March 31, 2019 and 2018, our operating expenses were $968,498 and $5,134,544, respectively, a decrease of $4,166,046. For the three months ended March 31, 2019, these decreases were attributed to significant reductions in payroll, stock-based compensation and other general and administrative expenses. There was a decrease in payroll and related expenses of $254,411 due to reduction in the number of employees as payroll and related expenses were $171,319 for the three months ended March 31, 2019 as compared to $425,730 for same period in 2018. Advertising expense decreased to $27,208 for the three months ended March 31, 2019 from $64,577 for the same period in 2018, a decrease of $37,369. Stock-based compensation decreased by $2,930,050 from $187,200 for the three months ended March 31, 2019 as compared to $3,117,250 for the same period in 2018. For the three months ended March 31, 2019 and 2018, the Company recorded amortization of software costs of $12,850 and $97,265, respectively. This is primarily a result of a reduction in the Company’s software costs for the period. Other general and administrative expenses decreased $863,331 from $566,391 for the three months ended March 31, 2019 as compared to $1,429,722 for the three months ended March 31, 2018. This reduction was attributed to lower overhead costs for offices expenses, legal fees, rent expense and contractor services for the three months ended March 31, 2019 as compared to the same period in 2018.

Other Income (Expense)

For the three months ended March 31, 2019 and 2018, the Company recorded interest expense of $238,787 and $350,196, respectively, related to the conversion of convertible debentures. As of March 31, 2019, the Company recorded a loss on the conversion of convertible notes payable of $293,597 and $0 for the three months ended March 31, 2019 and 2018, respectively.

Net Loss

For the three months ended March 31, 2019 and 2018, we had net losses of $1,496,499 and $5,483,248, respectively, a decrease of $3,986,749 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the three months ended March 31, 2019 and 2018 was $286,583 and $3,535,373, respectively. This $3,248,790 decrease was primarily caused by a decrease in cash provided by interest and amortization of debt discounts (non-cash items), an increase in accounts payable and other liabilities and a decrease in stock-based compensation (non-cash items).  Net cash used in operations for the three months ended March 31, 2018 was primarily based on the utilization of $1,113,554 in cash to reduce accounts payable and other liabilities and the loss for the three months ended March 31, 2018 which was offset by the increase in stock-based compensation (non-cash item).

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was $32,500 and $0, respectively. During the three months ended March 31, 2019, the Company used cash to invest in Cowa Science Corporation.

Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 was $290,000 and $3,008,562, respectively. During the three months ended March 31, 2019, these funds were derived mainly from proceeds related to advances and the conversion of convertible notes. During the three months ended March 31, 2018, net cash provided by financing activities was derived mainly from sales of our common stock.

These conditions raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements. Our primary source of operating funds since inception has been cash proceeds from private placements of common stock, proceeds from the exercise of warrants and options and issuances of notes payable. We have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital through public or private equity offerings, debt financings or other sources to fund our future operations; however, financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy and we may be forced to curtail or cease operations.

Capital Resources

As of March 31, 2019, we had cash on hand of $485. We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2019 were not effective.

Due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Specifically, the Company’s controls and procedures were ineffective because the Company did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in the Company’s closing process not identifying all required adjustments and disclosures in a timely fashion. We expect that we will need to hire accounting personnel with the requisite knowledge to improve the levels of review of accounting and financial reporting matters. The Company may experience delays in doing so and any such additional employees would require time and training to learn the Company’s business and operating processes and procedures. For the near-term future, until such personnel are in place, this will continue to constitute a material weakness in the Company’s disclosure controls and procedures that could result in material misstatements in the Company’s financial statements not being prevented or detected.

To address the material weaknesses, we performed additional analysis and other procedures in an effort to ensure our financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, the Company issued an aggregate of 2,950,000 shares of its common stock, having an aggregate fair value of $173,200 for services rendered.

During the three months ended March 31, 2019, the Company issued an aggregate of 448,102 shares of its common stock upon the cashless exercise of outstanding warrants.

During the three months ended March 31, 2019, the Company issued an aggregate of 900,000 shares of its common stock issued as interest expense with a value of $111,583.

During the three months ended March 31, 2019, the Company issued an aggregate of 8,906,275 shares of its common stock for the settlement of convertible debt with a principal amount of $345,000.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibit Index

No.	Description of Exhibit
2.1	Agreement and Plan of Merger between MassRoots, Inc., MassRoots Supply Chain, Inc., Cowa Science Corporation and Christopher Alameddin, as the representative of the Stockholders of Cowa Science Corporation, dated February 11, 2019 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 12, 2019)
3.1	Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 19, 2018)
3.2	Bylaws of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.3	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSROOTS, INC.

Date: May 20, 2019	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2019	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer (Principal Financial and Accounting Officer)