Form 10-Q
period 2019-06-30
MassRoots, Inc.
filed 2019-09-03
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 27, 2019, there were 320,043,854 shares of the registrant’s common stock issued and outstanding.

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

ii

MASSROOTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$1,650	$29,568
Accounts Receivable	85	-
Prepaid expenses	25,291	14,000
TOTAL CURRENT ASSETS	27,026	43,568

Property and equipment - net	4,262	6,733

OTHER ASSETS
Investments	182,912	247,912
Software Cost, net of amortization of $51,401 and $25,701	209,164	234,864
Deposits and other assets	36,000	36,000
Total Other Assets	428,076	518,776

TOTAL ASSETS	$459,364	$569,077

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	1,743,268	959,668
Accrued payroll and related	3,230,754	2,992,023
Advances	882,500	958,650
Non-convertible notes payable	148,000	-
Derivative liability	189,057	-
Convertible notes payable, net of debt discount of $295,334 and $209,898	2,298,666	2,495,102
TOTAL CURRENT LIABILITIES	8,492,245	7,405,443

TOTAL LIABILITIES	$8,492,245	$7,405,443

STOCKHOLDERS’ DEFICIT
Blank check preferred stock, $0.001 par value, 10,000,000 shares authorized; 160 Series B preferred shares to be issued	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 203,414,654 and 168,706,472 shares issued and outstanding	203,415	168,707
Common stock to be issued, 1,126,250 and 80,000 shares, respectively	1,126	80
Additional paid in capital	79,700,759	73,770,195
Accumulated deficit	(87,938,181)	(80,775,348)
TOTAL STOCKHOLDERS’ DEFICIT	(8,032,881)	(6,836,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$459,364	$569,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

REVENUES	$18,366	$2,237	$22,749	$3,729

OPERATING EXPENSES
Cost of revenues	-	-	3,530	-
Advertising	9,157	367,974	36,365	432,551
Payroll and related expense	170,941	1,403,253	342,260	1,828,983
Stock based compensation	-	75,398	187,200	3,192,648
Amortization of Software costs	12,850	109,852	25,700	207,117
Allowance for uncollectable advances to COWA	203,000		203,000
Other general and administrative expenses	397,056	935,778	963,447	2,365,501
Total Operating Expenses	793,004	2,892,255	1,761,502	8,026,800

(LOSS) FROM OPERATIONS	(774,638)	(2,890,018)	(1,738,753)	(8,023,071)

OTHER INCOME (EXPENSE)
Interest expense	(351,391)	(47,996)	(590,178)	(398,191)
Loss on change in fair value of derivative liabilities	(32,899)	-	(32,899)	-
Impairment on investment	(65,000)	-	(65,000)	-
Loss on conversion of convertible debentures	(132,480)	-	(426,077)	-
Total Other Income (Expense)	(581,770)	(47,996)	(1,114,154)	(398,191)

Net Loss before Income Taxes	(1,356,408)	(2,938,014)	(2,852,907)	(8,421,262)

Provision for Income taxes (benefit)	-	-	-	-

NET (LOSS)	$(1,356,408)	$(2,938,014)	$(2,852,907)	$(8,421,262)

Deemed dividend from issuance of additional warrants	$(437,400)	$-	$(437,400)	$-
Deemed dividend from warrant price protection	(3,808,742)	-	(3,808,742)	-

Deemed dividend related to warrants issued in Preferred B stock offering	(63,784)	-	(63,784)	-

NET LOSS attributable to common stockholders	$(5,666,334)	$(2,938,014)	$(7,162,833)	$(8,421,262)

Net loss per common share-basic and diluted	$(0.03)	$(0.02)	$(0.04)	$(0.06)

Weighted average common shares outstanding-basic and diluted	188,703,582	154,576,286	183,359,622	148,240,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Preferred Stock to be Issued		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance as of December 31, 2018	-	$-	168,706,472	$168,707	80,000	$80	$73,770,195	$(80,775,348)	$(6,836,366)

Issuance of common stock previously to be issued	-	-	80,000	80	(80,000)	(80)	-	-	-

Issuance of Preferred stock for cash	160	-	-	-	-	-	200,000	-	200,000

Common stock issued as origination shares	-	-	1,250,000	1,250	-	-	140,083	-	141,333

Common stock issued upon conversion of debentures	-	-	15,230,867	15,231	-	-	910,848	-	926,079

Warrants exercised for cash	-	-	1,555,160	1,555	1,126,250	1,126	170,269	-	172,950

Common stock issued in settlement of a warrant provision	-	-	9,000,000	9,000	-	-	428,400	-	437,400

Common stock issued upon exercise of cashless warrants	-	-	3,997,661	3,998	-	-	(3,998)	-	-

Common stock issued for services	-	-	2,950,000	2,950	-	-	170,250	-	173,200

Options issued for services	-	-	-	-	-	-	14,000	-	14,000

Common stock issued in lieu of interest expense	-	-	644,494	644	-	-	28,186	-	28,830

Deemed dividend from warrant price protection	-	-	-	-	-	-	3,808,742	(3,808,742)	-

Deemed dividend related to warrants issued in the Preferred B stock offering	-	-	-	-	-	-	63,784	(63,784)	-

Deemed dividend related to issuance of additional warrants	-	-	-	-	-	-	-	(437,400)	(437,400)

Net Loss	-	-	-	-	-	-	-	(2,852,907)	(2,852,907)

Balance as of June 30, 2019	160	$-	203,414,654	$203,415	1,126,250	$1,126	$79,700,759	$(87,938,181)	$(8,032,881)

	Preferred Stock to be Issued		Common Stock		Common Stock to be Issued		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance as of December 31, 2017	-	$-	112,165,839	$112,166	12,572,500	$12,573	$63,315,749	$(564,000)	$(74,252,214)	$(11,375,726)

Reclassify fair value of derivative liabilities to retained earnings	-	-	-	-	-	-	-	-	$9,493,307	$9,493,307

Issuance of common stock previously to be issued	-	-	14,362,500	14,363	(14,362,500)	(14,363)	-	$564,000	-	$564,000

Common stock shares to be retired in 2018	-	-	(1,790,000)	(1,790)	1,790,000	1,790	-	-	-	-

Common stock issued upon conversion of debentures	-	-	3,742,648	3,743	-	-	632,507	-	-	636,250

Sale of common stock	-	-	13,700,000	13,700	-	-	2,726,300	-	-	2,740,000

Common stock issued upon cashless exercise of options	-	-	95,134	95	-	-	(95)	-	-	-

Common stock issued upon cashless exercise warrants	-	-	7,647,413	7,647	-	-	(7,647)	-	-	-

Common stock issued upon exercise of warrants for cash	-	-	1,370,000	1,370	-	-	321,630	-	-	323,000

Common stock issued for services	-	-	4,494,000	4,494	-	-	2,425,853	-	-	2,430,347

Share based compensation	-	-	-	-	-	-	762,301	-	-	762,301

Common shares issued in lieu of interest expense	-	-	-	-	130,000	$130	32,865	-	-	32,995

Net Loss									$(8,421,262)	$(8,421,262)

Balance as of June 30, 2018	-	$-	155,787,534	$155,788	130,000	$130	$70,209,463	$-	$(73,180,169)	$(2,814,788)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Preferred Stock to be Issued		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance as of March 31, 2019	-	-	181,990,849	$181,992	200,000	$200	$74,694,171	$(82,271,847)	$(7,395,484)

Issuance of common stock previously to be issued	-	-	200,000	200	(200,000)	$(200)	-	-	-

Issuance of Preferred stock for cash	160	-	-	-	-	-	$200,000	-	$200,000

Common stock issued as origination shares	-	-	400,000	400	-	-	$49,600	-	$50,000

Common stock issued upon conversion of debentures	-	-	6,324,592	6,325	-	-	$281,156	-	$287,481

Common shares issued in lieu of interest expense	-	-	394,494	394	-	-	8,186	-	8,580

Warrants exercised for cash	-	-	1,555,160	1,555	1,126,250	$1,126	$170,269	-	$172,950

Common Stock issued in settlement of a warrant provision	-	-	9,000,000	9,000	-	-	$428,400	-	$437,400

Common stock issued upon exercise of cashless warrants	-	-	3,549,559	3,549	-	-	$(3,549)	-	-

Deemed dividend from warrant price protection	-	-	-	-	-	-	$3,808,742	$(3,808,742)	-

Deemed dividend related to warrants issued in Preferred B stock offering	-	-	-	-	-	-	$63,784	$(63,784)	-

Deemed dividend for additional issuance of warrants	-	-	-	-	-	-	-	$(437,400)	$(437,400)

Net Loss	-	-	-	-	-	-	-	$(1,356,408)	$(1,356,408)

Balance as of June 30, 2019	160	-	203,414,654	$203,415	1,126,250	$1,126	$79,700,759	$(87,938,181)	$(8,032,881)

	Preferred Stock to be Issued		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance as of March 31, 2018	-	-	153,944,886	$153,945	-	-	$69,843,042	$(70,242,155)	$(245,168)

Common stock issued upon cashless exercise warrants	-	-	542,648	543	-	-	(543)	-	-

Common stock issued upon exercise of warrants for cash	-	-	1,300,000	1,300	-	-	258,700	-	260,000

Share based compensation	-	-	-	-	-	-	75,398	-	75,398

Common shares issued in lieu of interest expense	-	-	-	-	130,000	$130	32,866	-	32,996

Net Loss	-	-	-	-	-	-	-	$(2,938,014)	$(2,938,014)

Balance as of June 30, 2018	-	-	155,787,534	$155,788	130,000	$130	$70,209,463	$(73,180,169)	$(2,814,788)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	For the six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,852,907)	$(8,421,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,171	222,532
Stock based compensation	187,200	3,192,648
Loss on change in fair value of derivative liabilities	32,899	-
Loss on conversion of convertible debentures	426,077	-
Allowance for advance given to COWA	203,000	-
Interest and amortization of debt discount	590,178	383,192
Impairment of investment in High Times Holdings	65,000	-
Changes in operating assets and liabilities:
Accounts receivables	(85)	-
Prepaid and other	(11,291)	(99,852)
Advanced settlement	-	(10,394)
Advance given to COWA	(213,000)	-
Accounts payable	503,941	294,255
Accrued expenses	208,099	-
Security deposit	-	(2,498)
Net cash used in operating activities	(832,718)	(4,441,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,822)
	-	-
Net Cash used in investing activities	-	(3,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock sales	-	3,304,000
Proceeds from preferred stock sales	200,000	-
Proceeds from exercise of warrants	172,950	323,000
Proceeds from issuance of convertible notes payable	350,000	-
Repayment of advance	(58,150)	(360,000)
Proceeds from advances	140,000	503,500
Repayment of loans	-	(510,938)
Net cash (used)/provided by financing activities	804,800	3,259,562

NET DECREASE IN CASH	(27,918)	(1,185,639)

Cash, beginning of period	29,568	1,201,587

Cash, end of period	$1,650	$15,948

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$15,000
Cash paid during period for taxes	$-	$-

Non cash investing and financing activities:
Common stock issued from cashless warrants	$3,998	$-
Common stock issued from convertible debt	$500,000	$636,250
Common Stock issued as origination shares	$141,333	-
Proceeds received from subscriptions receivable	$-	$564,000
Derivative liability reclassed to retained earnings	$-	$9,493,307
Advance settled by COWA	$10,000	$-
Interest settled with common stock	$28,830	$32,995
Fair value of repricing and issuance of warrants with price protection	$3,808,742	$-
Fair value of warrants issued in Preferred B stock offering	$63,784	$-
Fair value of common stock issued in lieu of warrant agreement	$437,400	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited)

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2019, the Company had cash of $1,650 and working capital deficit (current liabilities in excess of current assets) of $8,465,219. During the six months ended June 30, 2019, net cash used in operating activities was $832,718. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

During the six months ended June 30, 2019, the Company received proceeds of $200,000, $350,000, $140,000, and $172,950 from the sale of preferred stock, issuance of convertible notes, advances, and the exercise of warrants, respectively. The Company does not have cash sufficient to fund operations for the next fiscal year.

The Company’s primary source of operating funds since inception has been cash proceeds from the public and private placements of the Company’s securities, including debt securities, and proceeds from the exercise of warrants and options. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital through public or private equity offerings, debt financings or other sources to fund its future operations; however, financing may not be available to the Company on acceptable terms, or at all. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategy, and the Company may be forced to curtail or cease operations.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new and current investors to alleviate the Company’s working capital deficiency and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to translate its user base into sales. However, the outcome of management’s plans cannot be determined with any degree of certainty.

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

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited)

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

All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, the accompanying interim unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial position of the Company as of June 30, 2019, the unaudited condensed consolidated results of operations for the three and six months ended June 30, 2019 and 2018, and the unaudited condensed consolidated results of cash flows for the six months ended June 30, 2019 and 2018 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 16, 2019 (the “Annual Report”). The December 31, 2018 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Cash and Cash Equivalents

For purposes of the Condensed Consolidated Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

June 30, 2019 (Unaudited)

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

The Company’s revenues accounted for under ASC Topic 606, Revenue From Contracts With Customers (“ASC 606”) generally do not require significant estimates or judgments based on the nature of the Company’s revenue streams. The sales prices are generally fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration.

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

The Company primarily generates revenue by charging businesses to advertise on the Company’s network. The Company has the ability to target advertisements directly to a clients’ target audience based on their location and on their mobile devices. In cases where clients sign advertising contracts for an extended period of time, the Company only realizes revenue for services provided during that quarter and defers all other revenue to future periods.

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

The purchase method of accounting is used to account for the acquisition of subsidiaries by MassRoots. The cost of an acquisition is measured as the fair value of the assets transferred as consideration, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of acquisition over the fair value of the MassRoots’ share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the income statement.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. For the six months ended June 30, 2019 and 2018, the Company charged to operations $36,365 and $432,551, respectively, as advertising expense.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited)

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

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under ASC 480, “Distinguishing Liabilities From Equity.”

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

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited)

The Company’s free-standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and sale of common stock, and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2018 using the applicable classification criteria enumerated under ASC 815, Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share under ASC subtopic 260-10, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited)

The computation of basic and diluted income (loss) per share, for the six months ended June 30, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2019	June 30, 2018
Common stock issuable upon conversion of convertible debentures	141,497,117	-
Options to purchase common stock	27,621,765	15,371,765
Warrants to purchase common stock	135,237,504	34,626,339
Totals	304,356,386	49,998,104

Reclassification

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

Recent Accounting Pronouncements

FASB Accounting Standards Updates (“ASU”) 2017-04 (Topic 350), “Intangibles – Goodwill and Others” – Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. The Company is currently evaluating the effect that ASU 2017-04 will have on its condensed consolidated financial statements and related disclosures.

FASB ASU 2017-01 (Topic 805), “Business Combinations: Clarifying the Definition of a Business” – Issued in January 2017, ASU 2017-01 revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance was effective for the Company in the first fiscal quarter of 2018. The standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

FASB ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” – Issued in May 2014, ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net)”, which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” and 2016-12, “Narrow-Scope Improvements and Practical Expedients”, both of which provide additional clarification of certain provisions in Topic 606. These ASUs are effective for annual reporting periods beginning after December 15, 2017; however, early adoption is permitted as of annual reporting periods after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company has applied the guidance using the modified retrospective transition method. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial position or results of operations but such adoption resulted in additional disclosures regarding the Company’s revenue recognition policies. The adoption of ASU 2014-09 did not require material or significant changes to its internal controls over financial reporting. In connection with the application of that guidance and the adoption of ASU 2014-09, the Company has expanded its revenue recognition inquiries and updated its questionnaires to identify matters that would signal variable consideration implications under the new guidance.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited)

FASB ASU 2016-02, Leases (Topic 842) – ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize, in the statement of financial position, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e. January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all non-public business entities upon issuance. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

FASB ASU No. 2018-07 (Topic 718), “Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting” – Issued in June 2018, ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The new standard is effective for the Company as of January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial condition or results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – INVESTMENTS

As of June 30, 2019 and December 31, 2018, the carrying value of our investments in privately held companies totaled $182,912 and $247,912, respectively. These investments are accounted for as cost method investments, as the Company owns less than 20% of the voting securities and did not have the ability to exercise significant influence over operating and financial policies of the entities.

During the twelve months ended December 31, 2017, the Company acquired 23,810 shares of Class A common stock of Hightimes Holding Corp. for $100,002, or $4.20 per share. As a result of a forward share split of 1.9308657-for-1 on January 15, 2018, MassRoots currently owns 45,974 shares of Class A common stock. The acquired Class A common stock are considered non-marketable securities. The Company incurred an impairment of $65,000 on these shares during the six months ended June 30, 2019, resulting in a valuation of $35,000 as of June 30, 2019.

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

On July 17, 2017, MassRoots converted the note into 430,622 shares of CannaRegs’ common stock. In 2018, CannaRegs re-incorporated as a Delaware C corporation under the name Regs Technology, Inc. (“Regs Technology”), keeping the same capitalization structure and business operations. MassRoots values its holdings at $147,876 and $147,876 as of June 30, 2019 and December 31, 2018, respectively. The Company recorded an impairment expense of $155,336 on its holdings during fiscal year 2018. MassRoots owns less than 1% of Regs Technology’s issued and outstanding shares as of June 30, 2019.

NOTE 5 – Advances to Cowa Science Corporation

On February 11, 2019, MassRoots, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MassRoots Supply Chain, Inc., a wholly-owned subsidiary of the Company (“Merger Subsidiary”), Cowa Science Corporation, a Delaware corporation (“Cowa”), and Christopher Alameddin, an individual acting solely in his capacity as a stockholder representative (“Stockholder Representative”). Pursuant to the Merger Agreement, Merger Subsidiary will be merged with and into Cowa, whereby the separate corporate existence of Merger Subsidiary will cease and Cowa will be the surviving entity (the “Surviving Entity”) and will be a wholly-owned subsidiary of the Company (the “Merger”).

Upon effectiveness of the Merger (such time, the “Effective Date”), MassRoots will issue 50,000,000 shares of its common stock, par value $0.001 per share (“Common Stock”) to the stockholders of Cowa, allocated pro-rata based on each stockholder’s respective holdings of Cowa immediately prior to the Effective Date; and each share of the common stock of Merger Subsidiary will be converted into one newly issued, fully paid and non-assessable share of common stock of the Surviving Entity. If (i) within three (3) years after the Effective Date, Cowa has generated an aggregate of $2.5 million in revenue, the Company shall issue an aggregate of 25 million shares of Common Stock to the Cowa stockholders; and (ii) within three (3) years after the Effective Date, Cowa has generated an aggregate of $7.5 million in revenue (inclusive of the $2.5 million in revenue generated in clause (i)), the Company shall issue an aggregate of 25 million additional shares of Common Stock to the Cowa stockholders.

As of June 30, 2019, the Merger was not effective.

As of June 30, 2019, MassRoots had advanced $213,000 to Cowa for working capital, of which Cowa had repaid $10,000, which would be repaid on-demand should the Merger not be effectuated. The Company allowed for the $203,000 balance of these advances as of June 30, 2019.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited)

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2019 and December 31, 2018 is summarized as follows:

	June 30, 2019	December 31, 2018
Computers	$6,366	$6,366
Office equipment	17,621	17,621
Subtotal	23,987	23,987
Less accumulated depreciation	(19,725)	(17,254)
Property and equipment, net	$4,262	$6,733

Depreciation expense for the three months ended June 30, 2019 and 2018 was $1,288 and $5,189, respectively.

Depreciation expense for the six months ended June 30, 2019 and 2018 was $2,471 and $15,415, respectively.

NOTE 7 – SOFTWARE COSTS

In January 2018, MassRoots entered into a Master Services Agreement with MEV, LLC (“MEV”) pursuant to which MEV will assist with the development and servicing of the Company’s technology platform, including its mobile applications, business portal and WeedPass. MassRoots has capitalized the billable costs of engineers that were devoted to building the system and developing additional features that enhanced its ability to generate revenue. MassRoots did not capitalize any costs associated with maintenance, user-testing, analysis and planning of the system. The Company has been amortizing these capitalized costs using a straight-line methodology over five years, since July 5, 2018.

During fiscal year 2018, MassRoots paid MEV $521,839 with respect to the development and maintenance of its platform, of which MassRoots has capitalized $260,565 in development costs.

During the six months ended June 30, 2019 and 2018, MassRoots incurred amortization of software costs of $25,700 and $207,117, respectively.

NOTE 8 – ADVANCES AND NOTES PAYABLE

As of June 30, 2019, the Company owed advances of $882,500, as compared to $958,650 as of December 31, 2018, which were primarily for Simple Agreements for Future Tokens, entered into with eight accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2017 and 2018.

As of June 30, 2019, the Company owed $148,000 under notes payable agreements not convertible into shares of common stock. The notes payable agreements not convertible into common stock had maturity dates from March 21, 2019 to August 6, 2019, carried a collective $25,000 in original issuance discounts, have annual interest rates from 0%-20% annually, and have incurred $30,661 in default penalties as of June 30, 2019.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

In connection with the issuance of the notes, the Company and the investors also entered into a security agreement pursuant to which the notes are secured by all of the assets of the Company held as of July 5, 2018 and acquired thereafter. The Company also issued five-year warrants to purchase an aggregate of 6,600,000 shares of Company’s common stock with an initial exercise price of $0.25. The warrants contain certain anti-dilutive provisions.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited)

In December 2018, the Company made payments of an aggregate of $1,762,500 to holders of July 2018 notes. As of December 31, 2018, the aggregate carrying value of the notes was $390,000. During six months ended June, 2019, holders of the July 2018 notes converted $392,980 in principal and interest into an aggregate of 10,102,353 shares of the Company’s common stock for the settlement of convertible debt. The balance of these notes was $0 as of June 30, 2019.

In December 2018, the Company issued convertible promissory notes in the aggregate principal amount of $90,000 (including an original issuance discount of $12,840) maturing in June 2019 and bearing interest rates of 5% per annum. The Company shall have the right to prepay the notes for an amount equal to 130% multiplied by the portion of the Outstanding Balance (as defined in the notes) being prepaid. The investors shall have the right to convert the Outstanding Balance of the note at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. In June 2019, the holder converted $60,000 in principal and $6,000 of interest into an aggregate of 2,974,588 shares of common stock. As of June 30, 2019, the aggregate carrying value of the note was $30,000, net a debt discount of $0.

On December 17, 2018, the Company issued a secured convertible promissory note in the principal amount of $2,225,000 (including an original issuance discount of $225,000) which matures on December 17, 2019 and bears interest at a rate of 8% per annum (which shall be increased to 22% upon the occurrence of an event of default). The Company shall have the right to prepay the note for an amount equal to 125% multiplied by the portion of the Outstanding Balance (as defined in the note) being prepaid. In addition, the note is secured by the Security Agreement (as defined below). The investor shall have the right to convert the Outstanding Balance of the note at any time into shares of common stock of the Company at a conversion price of $0.35 per share, subject to adjustment. Commencing on June 17, 2019, the investor shall have the right to redeem all or any portion of the note; provided, however, the investor may not request redemption in an amount that exceeds $350,000 during any single calendar month; provided, further however, upon the occurrence of an event of default, the redemption amount in any calendar month may exceed $350,000. Payments on redemption amounts may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of (a) $0.35 per share, subject to adjustment and (b) the Market Price (as defined in the note), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the note). The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%.

Pursuant to the terms of the agreement, the Company also entered into a security agreement (the “Security Agreement”) on the closing date pursuant to which the Company granted the investor a security interest in the Collateral (as defined in the Security Agreement). In June 2019, the holder converted $50,000 of principal into an aggregate of 2,548,420 shares of common stock. As of June 30, 2019, the aggregate carrying value of the note was $2,098,338, net a debt discount of $76,762.

From January to June 2019, the Company issued convertible promissory notes in the aggregate principal amount of $389,000 (including an original issuance discount of $336,941) maturing between July 2, 2019 and June 6, 2020 and bearing interest rates of 5% to 12% per annum. The Company shall have the right to prepay the notes for an amount equal to 130% multiplied by the portion of the Outstanding Balance (as defined in the notes) being prepaid. The investor shall have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of (a) $0.075 per share, subject to adjustment and (b) the Market Price (as defined in the notes), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the notes). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. As of June 30, 2019, the aggregate carrying value of these notes were $170,428, net a debt discount of $218,572.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited)

Upon the issuance of certain convertible debentures, the Company determined that the features associated with the embedded conversion option embedded in the debentures, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

At the date of inception, the Company estimated the fair value of the embedded derivatives of $156,158 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 110.59% to 111.02%, (3) weighted average risk-free interest rate of 2.03% to 2.33%, (4) expected life of one year, and (5) estimated fair value of the Company’s common stock of $0.031 to $0.034 per share.

On June 30, 2019, the Company estimated the fair value of the embedded derivatives of $189,057 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 113.42%, (3) weighted average risk-free interest rate of 1.92%, (4) expected life of 0.88 to 0.94 years, and (5) estimated fair value of the Company’s common stock of $0.0097 to $0.0099 per share.

NOTE 10 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

Upon the issuance of certain convertible debentures, the Company determined that the features associated with the embedded conversion option embedded in the debentures, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

At the date of inception, the Company estimated the fair value of the embedded derivatives of $156,158 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 110.59% to 111.02%, (3) weighted average risk-free interest rate of 2.03% to 2.33%, (4) expected life of one year, and (5) estimated fair value of the Company’s common stock of $0.031 to $0.034 per share.

On June 30, 2019, the Company estimated the fair value of the embedded derivatives of $189,057 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 113.42%, (3) weighted average risk-free interest rate of 1.92%, (4) expected life of 0.88 to 0.94 years, and (5) estimated fair value of the Company’s common stock of $0.0097 to $0.0099 per share.

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

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited)

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

As of December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of June 30, 2019 and December 31, 2018:

	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$189,057	$-	$-	$189,057

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$-	$-

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2019:

Balance, January 1, 2019	$-
Transfers in due to issuance of convertible debentures	156,158
Transfers out due to debenture conversions	-
Mark to market to June 30, 2019	32,899
Balance, June 30, 2019	$189,057
Loss on change in warrant liabilities for the six months ended June 30, 2019	$(32,899)

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

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited)

NOTE 11 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of blank check preferred stock, par value $0.001 per share.

On June 24, 2019, the Company authorized the issuance of 2,000 Series B preferred stock, par value $0.001 per share. The Certificate of Designation for the Series B preferred stock was filed on July 8, 2019.

As of June 30, 2019, there were 160 shares of Series B preferred stock recorded as to be issued for cash consideration of $200,000.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2019, there were 203,414,654 shares of common stock issued and outstanding.

The following common stock transactions were recorded during the six months ended June 30, 2019:

The Company issued an aggregate of 80,000 shares of its common stock recorded as to be issued on December 31, 2018.

The Company issued an aggregate of 644,494 shares of its common stock as interest expense with a value of $28,830.

The Company issued an aggregate of 2,950,000 shares of its common stock, having an aggregate fair value of $173,200 for services rendered.

The Company issued an aggregate of 12,997,661 shares of its common stock upon the cashless exercise of outstanding warrants.

The Company issued an aggregate of 1,555,160 shares of its common stock and recorded an additional 1,126,250 shares of common stock as to be issued for the cash exercise of warrants for proceeds of $172,950.

The Company issued an aggregate of 15,230,867 shares of its common stock for the settlement of convertible debt with a principal amount of $926,079.

The Company issued an aggregate of 1,250,000 shares of its common stock as origination shares with a principal amount of $141,333.

NOTE 12 – WARRANTS

During the six months ended June 30, 2019, as a result of the Company’s Series B Preferred Stock offering, the ratchet provisions of the Company’s July 2017 and January 2018 warrants were triggered, causing the exercise price to be reset to $0.05 per share. Warrants to purchase 35,879,998 shares of common stock at an exercise price of $0.075 outstanding as of December 31, 2018 were repriced to a $0.05 per share exercise price as of June 30, 2019. Warrants to purchase an additional 72,615,001 shares of common stock at $0.05 per share were issued as a result of this ratchet provision. The Company recorded a $3,808,742 change in fair-market value caused by the down-round derivative features of these warrants.

During the six months ended June 30, 2019, the Company issued an additional 4,000,000  warrants to purchase shares of common stock at $0.075 per share under the Series B Preferred Stock offering. The Company recorded a $63,784 deemed dividend available to common shareholders for the issuance of these warrants. The fair value of $63,784 was determined using the Black-Scholes option pricing model, assuming approximately 1.69% risk-free interest, 0% dividend yield, 112.50% volatility, and expected life of three years and was immediately vested.

Warrants outstanding and exercisable at June 30, 2019 are as follows:

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.01 – 0.25	129,522,500	3.59	129,522,500
0.26 – 0.50	565,002	1.92	565,002
0.51 – 0.75	50,000	0.78	50,000
0.76 – 1.00	5,100,002	0.25	5,100,002
	135,237,504		135,237,504

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited)

A summary of the warrant activity for the six months ended June 30, 2019 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	74,910,002	$0.14	3.64	$-
Grants	76,615,001	0.05	4.50	-
Exercised	(15,367,659)	0.05	4.00	-
Forfeited/Cancelled	(919,840)	1.00	-	-
Vested and expected to vest at June 30, 2019	135,237,504	$0.09	3.46	$-
Exercisable at June 30, 2019	135,237,504	$0.09	3.46	$-

The aggregate intrinsic value outstanding stock warrants was $0, based on warrants with an exercise price less than the Company’s stock price of $0.016 as of June 30, 2019, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 13 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016, our 2017 Equity Incentive Plan in December 2016 (“2017 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, the “Prior Plans”) and our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”, and together with the Prior Plans, the “Plans”). The Prior Plans are identical, except for number of shares reserved for issuance under each. As of December 31, 2018, the Company had granted an aggregate of 60,600,000 securities under the Plans, with 3,900,000 shares available for future issuances.

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

During the six months ended June 30, 2019, the Company granted ten-year options outside of our Plans to purchase up to 250,000 shares of the Company’s common stock. The fair value of $14,000, was determined using the Black-Scholes option pricing model, assuming approximately 2.43% risk-free interest, 0% dividend yield, 114% volatility, and expected life of ten years and will be charged to operations over the vesting terms of the options.

The summary terms of the issuances are as follows:

Exercise Price	Number of Options	Vesting Terms
$0.075	250,000	Immediately

Stock options outstanding and exercisable on June 30, 2019 are as follows:

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$0.01 – 0.25	13,306,786	8.75	13,306,786
0.26 - 0.50	1,939,631	7.76	1,939,631
0.51 – 0.75	1,820,112	7.18	1,820,112
0.76 - 1.00	9,926,072	7.21	9,926,072
1.01 - 2.00	629,164	7.21	629,164
	27,621,765		27,621,765

A summary of the stock option activity for the six months ended June 30, 2019 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	27,371,765	$0.50	8.42	$-
Grants	250,000	0.075	9.73	-
Exercised	-	-	-	-
Forfeiture/Cancelled	-	-	-	-
Outstanding at June 30, 2019	27,621,765	0.50	8.17	$-
Exercisable at June 30, 2019	27,621,765	$0.50	8.17	$-

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited)

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.016 as of June 30, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with a volatility figure derived from historical data. The Company accounts for the expected life of options based on the contractual life of options for non-employees.

The fair value of all options that were vested for the six months ended June 30, 2019 and 2018 was $14,000 and $459,834, respectively. There was no unrecognized compensation expense at June 30, 2019 that will be expensed in future periods.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

From July 1, 2019 to August 30, 2019:

The Company issued 64,629,200 shares of common stock for the conversion of debt in the principal amount of $304,000.

On July 16, 2019, the Company received a notice from an investor indicating that events of default had occurred in connection with that certain secured convertible promissory note issued in the favor of the investor on December 17, 2018 in the principal amount of $2,225,000. The notice was provided as a result of the Company entering into multiple variable security instruments without the investor’s prior written consent. Accordingly, the investor asserted that as of July 16, 2019, the outstanding balance of the note is $3,134,327.34.

On July 8, 2019, the Company filed a Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the “Series A COD”) with the Delaware Secretary of State. Pursuant to the Series A COD, 6,000 shares of the Company’s blank check preferred stock have been designated as Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The Series A Preferred Stock have the rights, preferences, powers, privileges and restrictions, qualifications and limitations as described in the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2019.

From July 2, 2019 to July 11, 2019, the Company entered into exchange agreements with certain holders pursuant to which it exchanged an aggregate of 26,000,000 warrants issued in July 2018 for an aggregate of 6,000 shares of Series A Preferred Stock.

From July 3, 2019 to August 30, 2019, the Company issued an aggregate of 52,000,000 shares of common stock upon the conversion of 2,000 shares of Series A Preferred Stock.

On July 8, 2019, the Company filed a Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock (the “Series B COD”) with the Delaware Secretary of State. Pursuant to the Series B COD, 2,000 shares of the Company’s blank check preferred stock have been designated as Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The Series B Preferred Stock have the rights, preferences, powers, privileges and restrictions, qualifications and limitations as described in the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2019.

From July 1, 2019 to August 30, 2019, the Company entered into subscription agreements pursuant to which it sold an aggregate of 296 units (the “Units”) for a purchase price of $1,250 per Unit, for aggregate gross proceeds of $370,000. Each Unit consists of one share of the Company’s Series B Preferred Stock and a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.075 per share.

Effective July 16, 2019, each of Graham Farrar, Charles Blum and Cecil Kyte resigned as members of MassRoots, Inc.’s Board of Directors. Messrs. Farrar, Blum and Kyte’s resignations were not the result of any dispute or disagreement with the Company, any matter related to the Company’s operations, policies or practices, the Company’s management or the Board. As part of their separation agreements, the Company paid Messrs. Farrar, Blum and Kyte and aggregate of $87,500 and agreed to issue them 2,550,000 shares of common stock.

On July 19, 2019, the Company filed a Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock (the “Series C COD”) with the Delaware Secretary of State. Pursuant to the Series C COD, 1,000 shares of the Company’s blank check preferred stock have been designated as Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”). The Series C Preferred Stock have the rights, preferences, powers, privileges and restrictions, qualifications and limitations as described in the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019.

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

For the three months ended June 30, 2019 and 2018

	For the three months ended
	30-June-19	30-June-18	$ Change	% Change
Gross revenue	$18,366	$2,237	$16,129	721.0%

Operating expenses	793,004	2,892,255	(2,099,251)	(72.6)%

Loss from Operations	(774,638)	(2,890,018)	2,115,380	(73.1)%

Other Income /(Expense)	(581,770)	(47,996)	(533,774)	1,112.1%

Net Loss	$(1,356,408)	$(2,938,014)	$1,581,606	(53.8)%

Revenues

For the three months ended June 30, 2019 and 2018, we generated revenues of $18,366 and $2,237, respectively, an increase of $16,129. The increase is attributed to a license for the Company’s YouTube channel.

Operating Expenses

For the three months ended June 30, 2019 and 2018, our operating expenses were $793,004 and $2,892,255, respectively, a decrease of $2,099,251. This decrease was attributable to a decrease in stock-based compensation of $75,398 from $75,398 for the three months ended June 30, 2018 to $0 for the same period in 2019. There was a decrease in payroll and related expenses of $1,232,312 due to reduction in the number of employees as payroll and related expenses decreased to $170,941 for the three months ended June 30, 2019 from $1,403,253 for same period in 2018. Advertising expense decreased to $9,157 for the three months ended June 30, 2019 from $367,974 for the same period in 2018, a decrease of $358,817. For the three months ended June 30, 2019 and 2018, the Company recorded amortization of software costs of $12,850 and $109,852, respectively, a decrease of $97,002. This is primarily a result of the Company incurring fewer software development costs. The Company incurred a $203,000 allowance for advances given to Cowa Science Corporation for the three months ended June 30, 2019, as compared to $0 for the same period in 2018, an increase of $203,000. Other general and administrative expenses decreased $538,722 from $935,778 for the three months ended June 30, 2018 to $397,056 for the three months ended June 30, 2019. This reduction was attributed to lower overhead costs for offices expenses, legal fees, rent expense and contractor services for the three months ended June 30, 2019 as compared to the same period in 2018.

Other Income (Expense)

For the three months ended June 30, 2019 and 2018, the Company recorded interest expense of $351,391 and $47,996, respectively, primarily related to Company’s convertible debentures. The Company recorded a $132,480 and $0 loss on the conversion of convertible debentures payable for the three months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019, the Company recorded a $65,000 impairment on its investments, as compared to $0 for the same period in 2018. For the three months ended June 30, 2019 and 2018, the Company recorded $32,899 and $0, respectively, of loss on change in fair value of derivative liabilities.

Net Loss

For the three months ended June 30, 2019 and 2018, we had net losses of $1,356,408 and $2,938,014, respectively, a decrease of $1,581,606 for the reasons discussed above.

For the six months ended June 30, 2019 and 2018

	For the six months ended
	30-June-19	30-June-18	$ Change	% Change
Gross revenue	$22,749	$3,729	$19,020	510.1%

Operating expenses	1,761,502	8,026,800	(6,265,298)	(78.1)%

Loss from Operations	(1,738,753)	(8,023,071)	(6,284,318)	(78.3)%

Other Income /(Expense)	(1,114,154)	(398,191)	(715,963)	(179.8)%

Net Loss	$(2,852,907)	$(8,421,262)	$(5,568,355)	(66.1)%

Revenues

For the six months ended June 30, 2019 and 2018, we generated revenues of $22,749 and $3,729, respectively, an increase of $19,020. The increase is attributed to a license for the Company’s YouTube channel.

Operating Expenses

For the six months ended June 30, 2019 and 2018, our operating expenses were $1,761,502 and $8,026,800, respectively, a decrease of $6,265,298. This decrease was primarily attributable to a decrease in stock-based compensation of $3,005,448 from $3,192,648 for the six months ended June 30, 2018 to $187,200 for the same period in 2019. There was a decrease in payroll and related expenses of $1,486,723 due to reduction in the number of employees as payroll and related expenses decreased to $342,260 for the six months ended June 30, 2019 from $1,828,983 for same period in 2018. Advertising expense decreased to $36,365 for the six months ended June 30, 2019 from $432,551 for the same period in 2018, a decrease of $396,186. For the six months ended June 30, 2019 and 2018, the Company recorded amortization of software costs of $25,700 and $207,117, respectively, a decrease of $181,417. This is primarily a result of the Company incurring fewer software development costs. The Company incurred a $203,000 allowance for advances given to Cowa Science Corporation for the six months ended June 30, 2019, as compared to $0 for the same period in 2018, an increase of $203,000. Other general and administrative expenses decreased $1,402,054 from $2,365,501 for the six months ended June 30, 2018 to $963,447 for the six months ended June 30, 2019. This reduction was attributed to lower overhead costs for offices expenses, legal fees, rent expense and contractor services for the six months ended June 30, 2019 as compared to the same period in 2018.

Other Income (Expense)

For the six months ended June 30, 2019 and 2018, the Company recorded interest expense of $590,178 and $398,191, respectively, primarily related to Company’s convertible debentures. For the six months ended June 30, 2019 and 2018, the Company recorded a loss on the conversion of convertible debentures payable of $426,077 and $0, respectively. During the six months ended June 30, 2019, the Company recorded a $65,000 impairment on its investments, as compared to $0 for the same period in 2018. For the six months ended June 30, 2019 and 2018, the Company recorded $32,899 and $0, respectively, of loss on change in fair value of derivative liabilities.

Net Loss

For the six months ended June 30, 2019 and 2018, we had net losses of $2,852,907 and $8,421,262, respectively, a decrease of $5,568,355 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the six months ended June 30, 2019 and 2018 was $832,718 and $4,441,379, respectively. This $3,608,661 decrease was primarily caused by a decrease in stock-based compensation (non-cash items) and an increase in accounts payable and accrued expenses.  Net cash used in operations for the six months ended June 30, 2018 was primarily based on the utilization of $294,255 in cash to reduce accounts payable and other liabilities and the loss for the six months ended June 30, 2018 which was offset by the increase in stock-based compensation (non-cash item).

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $0 and $3,822, respectively.

Net cash provided by financing activities for the six months ended June 30, 2019 and 2018 was $804,800 and $3,259,562, respectively. During the six months ended June 30, 2019, these funds were derived mainly from proceeds related to sale of preferred stock and the issuance of convertible notes. During the six months ended June 30, 2018, net cash provided by financing activities was derived mainly from sales of our common stock.

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

Capital Resources

As of June 30, 2019, we had cash on hand of $1,650. We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2019 were not effective.

Due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report. Specifically, the Company’s controls and procedures were ineffective because the Company did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in the Company’s closing process not identifying all required adjustments and disclosures in a timely fashion. The Company expects that it will need to hire accounting personnel with the requisite knowledge to improve the levels of review of accounting and financial reporting matters. The Company may experience delays in doing so and any such additional employees would require time and training to learn the Company’s business and operating processes and procedures. For the near-term future, until such personnel are in place, this will continue to constitute a material weakness in the Company’s disclosure controls and procedures that could result in material misstatements in the Company’s financial statements not being prevented or detected.

To address the material weaknesses, the Company performed additional analysis and other procedures in an effort to ensure its financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company’s principal executive officer and principal financial officer do not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 1 to June 30, 2019, the Company issued an aggregate of 6,719,086 shares of common stock upon the conversion of outstanding debt in the principal amount of $155,000, in addition to interest, and an aggregate of 3,549,599 shares of common stock upon the cashless exercise of outstanding warrants.

The issuances of the securities were deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibit Index

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 19, 2018)
3.2	Bylaws of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.3	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017)
10.1	Securities Purchase Agreement dated May 16, 2019 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 24, 2019)
10.2	Convertible Promissory Note dated May 16, 2019 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 24, 2019)
10.3	Form of Subscription Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2019)
10.4	Form of Warrant (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSROOTS, INC.

Date: September 3, 2019	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Executive Officer (Principal Executive Officer)

Date: September 3, 2019	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer (Principal Financial and Accounting Officer)