Form 10-Q
period 2019-09-30
MassRoots, Inc.
filed 2020-02-26
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-55431

MASSROOTS, INC.
(Exact name of business as specified in its charter)

Delaware	46-2612944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Broadway, Office 04-109 Long Beach, CA	90802
(Address of principal executive offices)	(Zip code)

(805) 214-8024

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

As of February 19, 2020, there were 463,046,405 shares of the registrant’s common stock issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASSROOTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$2,639	$29,568
Accounts Receivable	167	-
Prepaid expenses	16,340	14,000
TOTAL CURRENT ASSETS	19,146	43,568

Property and equipment - net	3,171	6,733

OTHER ASSETS
Investments	-	247,912
Software Cost, net	-	234,864
Deposits and other assets	-	36,000
Total Other Assets	-	518,776

TOTAL ASSETS	$22,317	$569,077

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	3,044,077	959,668
Accrued payroll and related	3,324,654	2,992,023
Advances	882,500	942,500
Non-convertible notes payable	178,500	16,150
Derivative liability	15,342,468	-
Convertible notes payable, net of debt discount of $153,860 and $209,898	2,147,185	2,495,102
TOTAL CURRENT LIABILITIES	24,919,384	7,405,443

Redeemable Series A Convertible Preferred Stock - subject to redemption	2,745,086	-

STOCKHOLDERS’ DEFICIT
Blank Check Preferred, 9,991,000 authorized	-	-
Preferred Stock - Series A, $0.001 par value, 6,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred Stock – Series A to be issued, 2,800 and 0 shares, respectively	-	-
Preferred Stock - Series B, $0.001 par value, 2,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred Stock – Series B to be issued, 516 and 0 shares, respectively	1	-
Preferred Stock - Series C, $0.001 par value, 1,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 353,597,045 and 168,706,472 shares issued and outstanding	353,598	168,707
Common stock to be issued, 907,499,814 and 80,000 shares, respectively	907,500	80
Additional paid in capital	149,074,817	73,770,195
Accumulated deficit	(175,232,983)	(80,775,348)
TOTAL STOCKHOLDERS’ DEFICIT	(24,897,067)	(6,836,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,317	$569,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the three months ended Sept 30,		For the nine months ended Sept 30,
	2019	2018	2019	2018

REVENUES	$909	$4,014	$23,658	$7,743

OPERATING EXPENSES
Cost of revenues	-	-	3,530	-
Advertising	2,967	36,407	39,332	468,958
Payroll and related expense	152,809	384,558	495,069	2,213,541
Stock based compensation	25,500	2,254,981	212,700	5,447,629
Allowance for uncollectable advances to COWA	157,500	-	360,500	-
Amortization of software costs	12,849	108,182	38,549	315,299
Impairment of software costs	196,315	-	196,315	-
Other general and administrative expenses	574,677	1,130,125	1,538,126	3,495,626
Total Operating expenses	1,122,617	3,914,253	2,884,121	11,941,053

(LOSS) FROM OPERATIONS	(1,121,708)	(3,910,239)	(2,860,463)	(11,933,310)

OTHER INCOME (EXPENSE)
Interest expense	(1,546,805)	(456,155)	(2,136,983)	(854,346)
Change in fair value of derivative liabilities	94,534	(160,597)	61,635	(160,597)
Preferred stock issuance cost	(5,585,594)	-	(5,585,594)	-
Derivative liability for authorized shortfall	(15,050,821)	-	(15,050,821)	-
Loss on sale of securities	(91,929)	-	(91,929)	-
Loss on conversion of convertible debentures	(248,022)	-	(674,099)	-
Total Other Income (Expense)	(22,428,637)	(616,752)	(23,477,791)	(1,014,943)

Net Loss before Income Taxes	(23,550,345)	(4,526,991)	(26,338,254)	(12,948,253)

Provision for income taxes (benefit)	-	-	-	-

NET (LOSS)	$(23,550,345)	$(4,526,991)	$(26,338,254)	$(12,948,253)

Deemed dividend for additional issuance of warrants	-	-	(437,397)	-
Contingent beneficial conversion feature on Preferred Shares issuance	(39,746,515)	-	(39,746,515)	-
Deemed dividend from warrant price protection	(24,126,726)	-	(27,935,469)	-

NET LOSS applicable to common stockholders	$(87,423,586)	$(4,526,991)	$(94,457,635)	$(12,948,253)

Net loss per common share-basic and diluted	$(0.04)	$(0.03)	$(0.08)	$(0.08)

Weighted average common shares outstanding-basic and diluted	650,391,047	160,563,077	337,350,454	152,393,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total
Balance as of December 31, 2018	-	$-	168,706,472	$168,707	80,000	$80	$73,770,195	$-	$(80,775,348)	$(6,836,366)

Issuance of common stock previously to be issued	-	-	80,000	80	(80,000)	$(80)	$-	$-	$-	$-

Sale of Series B Convertible Preferred Stock and warrants	516	1	-	-	-	-	$644,999	-	$-	$644,999

Conversion of Series A Convertible Preferred Stock to common shares	-	-	80,000,000	80,000	903,823,564	$903,824	$2,153,424	-	-	$3,137,248

Common stock issued as origination shares	-	-	1,250,000	1,250	-	-	$140,083	-	-	$141,333

Common stock issued upon conversion of debentures	-	-	78,913,321	78,914	-	-	$1,382,023	-	-	$1,460,937

Warrants exercised for cash	-	-	1,555,160	1,555	1,126,250	$1,126	$170,268	-	-	$172,950

Common Stock issued in settlement of a warrant provision	-	-	9,000,000	9,000	-	-	$428,400	-	-	$437,400

Common stock issued upon exercise of cashless warrants	-	-	3,997,661	3,998	-	-	$(3,998)	-	-	$-

Common stock issued for services	-	-	2,950,000	2,950	2,550,000	$2,550	$193,200	-	-	$198,700

Options issued for services	-	-	-	-	-	-	$14,000	-	-	$14,000

Common stock issued in lieu of interest expense	-	-	1,591,240	1,591	-	-	$35,239	-	-	$36,830

Common stock issued to satisfy a true-up provision	-	-	5,553,191	5,553	-	-	$16,660	-	-	$22,213

Deemed dividend for additional issuance of warrants	-	-	-	-	-	-	-	-	$(437,397)	$(437,397)

Contingent beneficial conversion feature on Preferred Shares issuance	-	-	-	-	-	-	$42,194,855	-	$(39,746,515)	$2,448,340

Deemed dividend related to warrant price protection	-	-	-	-	-	-	$27,935,469	-	$(27,935,469)	$-

Net Loss	-	-	-	-	-	-	-	-	$(26,338,254)	$(26,338,254)

Balance as of September 30, 2019	516	$1	353,597,045	$353,598	907,499,814	$907,500	$149,074,817	$-	$(175,232,983)	$(24,897,067)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance as of December 31, 2017	-	-	112,165,839	$112,166	12,572,500	$12,573	$63,315,749	$(564,000)	$(74,252,214)	$(11,375,726)

Reclassify fair value of derivative liabilities to retained earnings	-	-	-	-	-	-	-	-	$9,493,307	$9,493,307

Issuance of common stock previously to be issued	-	-	14,492,500	$14,493	(14,492,500)	$(14,493)	-	$564,000	-	$564,000

Common stock shares to be retired in 2018	-	-	(1,790,000)	$(1,790)	1,790,000	$1,790	-	-	-	$-

Common stock issued upon conversion of debentures	-	-	3,742,648	$3,743	-	-	$632,507	-	-	$636,250

Issuance of convertible debt discount and warrants	-	-	-	-	-	-	$682,847	-	-	$682,847

Sale of common stock	-	-	13,700,000	$13,700	-	-	$2,726,300	-	-	$2,740,000

Common stock issued upon cashless exercise of options	-	-	95,134	$95	-	-	$(95)	-	-	$-

Common stock issued in cashless exercise warrants	-	-	7,647,413	$7,647	-	-	$(7,647)	-	-	$-

Common stock issued upon exercise of warrants for cash	-	-	1,370,000	$1,370	-	-	$321,630	-	-	$323,000

Common stock issued for services	-	-	11,594,000	$11,594	-	-	$3,299,153	-	-	$3,310,747

Fair value of warrant repriced due to price protection	-	-	-	-	-	-	$160,597	-	-	$160,597

Share based compensation	-	-	-	-	-	-	$2,136,882	-	-	$2,136,882

Common shares issued in lieu of interest expense	-	-	-	-	130,000	$130	$32,865	-	-	$32,995

Net Loss	-	-	-	-	-	-	-	-	$(12,948,253)	$(12,948,253)

Balance as of September 30, 2018	-	-	163,017,534	$163,018	-	$-	$73,300,788	$-	$(77,707,160)	$(4,243,354)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance as of June 30, 2019	160	-	203,414,654	$203,415	1,126,250	$1,126	$79,700,759	$(87,938,181)	$(8,032,881)

Issuance of common stock previously to be issued	-	-	-	-	-	-	-	-	-

Issuance of Preferred stock for cash	356	$1	-	-	-	-	$444,999	$-	$444,999

Conversion of Series A Convertible Preferred Stock to common shares	-	-	80,000,000	$80,000	903,823,564	$903,824	$2,153,424	-	$3,137,248

Common stock issued as origination shares	-	-	-	-	-	-	-	-	-

Common stock issued upon conversion of debentures	-	-	63,682,454	$63,683	-	-	$480,340	-	$544,024

Warrants exercised for cash	-	-	-	-	-	-	-	-	-

Common Stock issued in settlement of a warrant provision	-	-	-	-	-	-	-	-	-

Common stock issued in exercise of cashless warrants	-	-	-	-	-	-	-	-	-

Common stock issued for services	-	-	-	-	2,550,000	$2,550	$22,950	-	$25,500

Options issued for services	-	-	-	-	-	-	-	-	-

Common stock issued in lieu of interest expense	-	-	946,746	$947	-	-	$7,053	-	$8,000

Common stock issued to satisfy a true-up provision	-	-	5,553,191	$5,553	-	-	$16,660	-	$22,213

Deemed dividend for additional issuance of warrants	-	-	-	-	-	-	-	-	-

Contingent beneficial conversion feature on Preferred Shares issuance	-	-	-	-	-	-	$42,121,906	$(39,617,731)	$2,504,175

Deemed dividend from warrant price protection	-	-	-	-	-	-	$24,126,726	$(24,126,726)	$-

Net Loss	-	-	-	-	-	-	-	$(23,550,345)	$(23,550,345)

Balance as of September 30, 2019	516	$1	353,597,045	$353,598	907,499,814	$907,500	$149,074,817	$(175,232,983)	$(24,897,067)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance as of June 30, 2018	-	-	155,787,534	$155,788	130,000	$130	$70,209,463	-	$(73,180,169)	$(2,814,788)

Reclassify fair value of derivative liabilities to retained earnings	-	-	-	-	-	-	-	-	-	-

Issuance of common stock previously to be issued	-	-	130,000	$130	(130,000)	$(130)	-	-	-	-

Common stock shares to be retired in 2018	-	-	-	-	-	-	-	-	-	-

Common stock issued upon conversion of debentures	-	-	-	-	-	-	-	-	-	-

Issuance of convertible debt discount and warrants	-	-	-	-	-	-	$682,847	-	-	$682,847

Sale of common stock	-	-	-	-	-	-	-	-	-	-

Common stock issued upon cashless exercise of options	-	-	-	-	-	-	-	-	-	-

Common stock issued in cashless exercise warrants	-	-	-	-	-	-	-	-	-	-

Common stock issued upon exercise of warrants for cash	-	-	-	-	-	-	-	-	-	-

Common stock issued for services	-	-	7,100,000	$7,100	-	-	$873,300	-	-	$880,400

Fair value of warrant repriced due to price protection	-	-	-	-	-	-	$160,597			$160,597

Share based compensation	-	-	-	-	-	-	$1,374,581	-	-	$1,374,581

Common shares issued in lieu of interest expense	-	-	-	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	-	-	$(4,526,991)	$(4,526,991)

Balance as of September 30, 2018	-	-	163,017,534	$163,018	-	-	$73,300,788	$-	($77,707,160)	($4,243,354)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	For nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,338,254)	$(12,948,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,111	335,716
Loss on sale of investment in Canna Regs	91,929	-
Impairment loss on software costs	196,315	-
Impairment expense of securities	65,000	-
Allowance on advance given to COWA	360,500	-
Stock based compensation	212,700	5,447,629
Preferred stock issuance cost	5,585,594	-
Derivative liability for authorized shortfall	15,050,821	-
Interest and amortization of debt discount	2,136,983	839,346
Change in fair value of derivative liabilities	(61,635)	160,597
Loss on conversion of debentures	674,099	-
Financing Costs	-	7,500
Security deposit written off	36,000	-
Changes in operating assets and liabilities
Accounts receivables	(167)	-
Prepaid and other	(2,340)	(7,016)
Advanced settlement	-	(10,394)
Advance given to COWA	(370,500)	-
Security deposit	-	(2,498)
Accrued expenses	434,309	-
Accounts payable and other liabilities	497,323	459,021
Net Cash used in operating activities	(1,389,212)	(5,718,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,729)
Proceeds from Sale of Reg Tech and High Times	90,983	-
Investment in business portal	-	(218,347)
Net Cash provided by investing activities	90,983	(224,076)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock sales	-	3,304,000
Proceeds from sale of Series B Convertible Preferred Stock and warrants	645,000	-
Proceeds from exercise of warrants	172,950	323,000
Proceeds from issuance of convertible notes payable	350,000	1,492,500
Proceeds from issuance of notes payable	176,000	-
Repayment of advance	(72,650)	(360,000)
Proceeds from advances	-	503,500
Repayment of loans	-	(510,938)
Net cash provided by financing activities	1,271,300	4,752,062

NET DECREASE IN CASH	(26,929)	(1,190,366)

Cash, beginning of period	29,568	1,201,587

Cash, end of period	$2,639	$11,221

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$15,000
Cash paid during period for taxes	$-	$-

Non cash investing and financing activities:
Common stock issued from cashless warrants	$3,998	$-
Common stock issued for Series A Preferred Stock conversions	$3,137,248	-
Common stock issued in settlement of debt	$786,838	$-
Interest settled with common stock	$36,830	$-
Common stock issued from convertible debt	$-	$636,250
Proceeds received from subscriptions receivable	$-	$564,000
Derivative liability reclassed to retained earnings	$-	$9,493,307
Interest settled with common stock	$-	$32,995
Deemed dividend for additional issuance of warrants	$437,400	$-
Contingent beneficial conversion feature on Preferred Shares issuance	$39,746,515	-
Deemed dividend from warrant price protection	$27,935,469	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited)

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2019, the Company had cash of $2,639 and working capital deficit (current liabilities in excess of current assets) of $24,900,238. During the nine months ended September 30, 2019, net cash used in operating activities was $1,389,212. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

During the nine months ended September 30, 2019, the Company received proceeds of $645,000, $350,000, $176,000, $172,950, and $90,983 from the sale of preferred stock and warrants, issuance of convertible notes, advances, the exercise of warrants, and proceeds from sales of assets, respectively. The Company does not have cash sufficient to fund operations for the next fiscal year.

The Company’s primary source of operating funds since inception has been cash proceeds from the public and private placements of the Company’s securities, including debt securities, and proceeds from the exercise of warrants and options. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital through public or private equity offerings, debt financings or other sources; however, financing may not be available to the Company on acceptable terms, or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy, and the Company may be forced to curtail or cease operations.

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

All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, the accompanying interim unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial position of the Company as of September 30, 2019, the unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, and the unaudited condensed consolidated results of cash flows for the nine months ended September 30, 2019 and 2018 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 16, 2019 (the “Annual Report”). The December 31, 2018 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

The Company primarily generates revenue by charging businesses to advertise on the Company’s network. The Company has the ability to target advertisements directly to a client’s target audience based on their location and on their mobile devices. In cases where clients sign advertising contracts for an extended period of time, the Company only realizes revenue for services provided during that quarter and defers all other revenue to future periods.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. For the three months ended September 30, 2019 and 2018, the Company charged to operations $2,967 and $36,407, respectively, as advertising expense. For the nine months ended September 30, 2019 and 2018, the Company charged to operations $39,332 and $468,958, respectively, as advertising expense.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, non-employees and directors, the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

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

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable to generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under ASC 480, “Distinguishing Liabilities From Equity.”

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

The Company’s free-standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common stock, and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2018 using the applicable classification criteria enumerated under ASC 815, Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible debentures contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

The computation of basic and diluted income (loss) per share, for the nine months ended September 30, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2019	September 30, 2018
Common stock issuable upon conversion of convertible debentures	1,456,478,815	6,600,000
Options to purchase common stock	27,621,765	27,357,765
Warrants to purchase common stock	2,517,052,238	41,226,339
Common stock issuable upon conversion of preferred stock	1,131,613,184	-
Totals	5,132,766,002	75,184,104

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

FASB ASU 2017-01 (Topic 805), “Business Combinations: Clarifying the Definition of a Business” – Issued in January 2017, ASU 2017-01 revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance was effective for the Company in the first fiscal quarter of 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

NOTE 4 – INVESTMENTS

As of September 30, 2019 and December 31, 2018, the carrying value of our investments in privately held companies totaled $0 and $247,912, respectively. These investments are accounted for as cost method investments, as the Company owns less than 20% of the voting securities and did not have the ability to exercise significant influence over operating and financial policies of the entities.

During the twelve months ended December 31, 2017, the Company acquired 23,810 shares of Class A common stock of Hightimes Holding Corp. for $100,002, or $4.20 per share. As a result of a forward share split of 1.9308657-for-1 on January 15, 2018, MassRoots owned 45,974 shares of Class A common stock. The acquired Class A common stock were considered non-marketable securities. The Company incurred an impairment of $65,000 on these shares during the nine months ended September 30, 2019. The Company sold 45,974 shares of Class A common stock for proceeds of $35,000 during the nine months ended September 30, 2019.

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

On July 17, 2017, MassRoots converted the note into 430,622 shares of CannaRegs’ common stock. In 2018, CannaRegs re-incorporated as a Delaware C corporation under the name Regs Technology, Inc. (“Regs Technology”), keeping the same capitalization structure and business operations. MassRoots valued its holdings at $0 and $147,876 as of September 30, 2019 and December 31, 2018, respectively. The Company recorded an impairment expense of $155,336 on its holdings during fiscal year 2018 and recorded a $91,929 loss on the sale of investment during the nine months ended September 30, 2019. The Company sold its shares of Regs Technology for $55,983 during the nine months ended September 30, 2019. MassRoots owned less than 1% of Regs Technology’s issued and outstanding shares prior to the sale.

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

As of September 30, 2019, the Merger had not been effectuated.

As of September 30, 2019, MassRoots had advanced $370,500 to COWA for working capital, which is to be repaid on-demand should the Merger not be effectuated. As of September 30, 2019, COWA had repaid $10,000 and the Company wrote off the $360,500 balance of these advances.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2019 and December 31, 2018 is summarized as follows:

	September 30, 2019	December 31, 2018
Computers	$6,366	$6,366
Office equipment	17,621	17,621
Subtotal	23,987	23,987
Less accumulated depreciation	(20,816)	(17,254)
Property and equipment, net	$3,171	$6,733

Depreciation expense for the three months ended September 30, 2019 and 2018 was $1,078 and $5,002, respectively.

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $3,549 and $20,417, respectively.

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

During the three months ended September 30, 2019 and 2018, MassRoots incurred amortization of software costs of $12,849 and $108,182, respectively. During the same period, MassRoots incurred impairment of software costs of $196,315 and $0, respectively.

During the nine months ended September 30, 2019 and 2018, MassRoots incurred amortization of software costs of $38,549 and $315,229, respectively. During the same period, MassRoots incurred impairment of software costs of $196,315 and $0, respectively.

NOTE 8 – ADVANCES AND NOTES PAYABLE

As of September 30, 2019, the Company owed advances of $882,500, as compared to $942,500 as of December 31, 2018, which were primarily for Simple Agreements for Future Tokens, entered into with eight accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2017 and 2018.

As of September 30, 2019, the Company owed $178,500 under notes payable agreements which are not convertible into shares of common stock. Such notes payable agreements had maturity dates from March 21, 2019 to September 15, 2019, carried a collective $26,000 in original issuance discounts, have annual interest rates from 0%-20% annually, and have incurred an aggregate of $60,661 in default penalties as of September 30, 2019.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

On July 5, 2018, the Company issued secured convertible notes to certain accredited investors in the aggregate principal amount of $1,650,000. The notes had a maturity date of January 5, 2019 and accrued no interest. Net proceeds received by the Company were $1,492,500 after deduction of legal and other fees. If the Company exercises its right to prepay the notes, the Company shall make payment to the investors in an amount equal to the sum of the then outstanding principal amount of the notes that the Company desires to prepay, multiplied by (a) 1.1, during the first 90 days after the execution of the note, or (b) 1.25, at any point thereafter. The notes are convertible into shares of the Company’s common stock at a price per share equal to the lower of (i) $0.25 and (ii) a 15% discount to the price at which the Company next conducts an offering after the issuance date of the notes; provided, however, if any part of the principal amount of the notes remains unpaid after the maturity date, the conversion price will be equal to 65% of the average of the three trading days with the lowest daily weighted average prices of the Company’s common stock occurring during the fifteen days prior to the notes’ maturity date.

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

In December 2018, the Company made payments of an aggregate of $1,762,500 to holders of July 2018 notes. As of December 31, 2018, the aggregate carrying value of the notes was $390,000. During nine months ended September 30, 2019, holders of the July 2018 notes converted $392,980 in principal and interest into an aggregate of 10,102,353 shares of the Company’s common stock for the settlement of convertible debt. The balance of these notes was $0 as of September 30, 2019.

In December 2018, the Company issued convertible promissory notes in the aggregate principal amount of $90,000 (including an aggregate original issuance discount of $12,840) maturing in June 2019 and bearing interest rates of 5% per annum. The Company shall have the right to prepay the notes for an amount equal to 130% multiplied by the portion of the Outstanding Balance (as defined in the notes) being prepaid. The investors shall have the right to convert the Outstanding Balance of the note at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. During the nine months ended September 30, 2019, the holder converted $90,000 in principal and $9,000 of interest into an aggregate of 6,879,913 shares of common stock. As of September 30, 2019, the aggregate carrying value of the note was $0.

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

Pursuant to the terms of the agreement, the Company also entered into a security agreement (the “Security Agreement”) on the closing date pursuant to which the Company granted the investor a security interest in the Collateral (as defined in the Security Agreement). On July 16, 2019, the Company received a notice from an investor indicating that events of default had occurred and asserting default penalties of $761,330. During the nine months ended September 30, 2019, the holder converted $288,000 of principal into an aggregate of 53,272,295 shares of common stock. As of September 30, 2019, the aggregate carrying value of the note was $2,837,002, net a debt discount of $42,269.

From January to June 2019, the Company issued convertible promissory notes in the aggregate principal amount of $389,000 (including an aggregate original issuance discount of $39,000) maturing between July 2, 2019 and June 6, 2020 and bearing interest rates of 5% to 12% per annum. The Company shall have the right to prepay the notes for an amount equal to 130% multiplied by the portion of the Outstanding Balance (as defined in the notes) being prepaid. The investor shall have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of (a) $0.075 per share, subject to adjustment and (b) the Market Price (as defined in the notes), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the notes). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. During the nine months ended September 30, 2019, the holders converted $25,000 in principal and $8,000 in interest into an aggregate of 10,000,000 shares of common stock. As of September 30, 2019, the aggregate carrying value of these notes were $518,718, net a debt discount of $111,546.

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

NOTE 10 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

Upon the issuance of certain convertible debentures, warrants, and preferred stock the Company determined that the features associated with the embedded conversion option embedded in the debentures, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

At the date of inception, the Company estimated the fair value of the embedded derivatives of $15,404,103 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 110.59% to 112.80%, (3) weighted average risk-free interest rate of 1.55% to 2.33%, (4) expected life of one year, and (5) estimated fair value of the Company’s common stock of $0.046 to $0.056 per share.

On September 30, 2019, the Company estimated the fair value of the embedded derivatives of $15,342,468 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 120.15%, (3) weighted average risk-free interest rate of 1.16%, (4) expected life of 0.63 to 0.68 years, and (5) estimated fair value of the Company’s common stock of $0.004 per share.

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of September 30, 2019 and December 31, 2018:

	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$15,342,468	$-	$-	$15,342,468

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$-	$-

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2019:

Balance, January 1, 2019	$-
Transfers in due to authorized shortfall	15,050,821
Transfers in due to issuance of convertible debentures	353,282
Transfers out due to debenture conversions	-
Mark to market to September 30, 2019	(61,635)
Balance, September 30, 2019	$15,342, 468
Gain on change in warrant liabilities for the nine months ended September 30, 2019	$61,635

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

On July 2, 2019, the Company authorized the issuance of 6,000 Series A preferred stock, par value $0.001 per share. The Certificate of Designation for the Series A preferred stock was filed on July 9, 2019.

On July 2, 2019 and July 11, 2019, the Company entered into exchange agreements with certain stockholders pursuant to which it exchanged warrants issued in July 2018 to purchase an aggregate of 26,000,000 shares of the Company’s common stock for an aggregate of 6,000 shares of Series A Preferred Stock.

From July 5, 2019 to September 19, 2019, the Company issued an aggregate of 80,000,000 shares of common stock upon the conversion of 3,200 shares of Series A Preferred Stock.

On June 24, 2019, the Company authorized the issuance of 2,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share. The Certificate of Designation for the Series B Convertible Preferred Stock was filed on July 9, 2019.

As of September 30, 2019, there were 516 shares of Series B Convertible Preferred Stock recorded as to be issued for cash consideration of $645,000.

On July 16, 2019, the Company authorized the issuance of 1,000 Series C preferred stock, par value $0.001 per share. The Certificate of Designation for the Series C preferred stock was filed on July 19, 2019.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2019, there were 353,597,045 shares of common stock issued and outstanding.

The following common stock transactions were recorded during the nine months ended September 30, 2019:

The Company issued an aggregate of 80,000 shares of its common stock recorded as to be issued on December 31, 2018 for a cash warrant exercise.

The Company issued an aggregate of 1,591,240 shares of its common stock as interest expense with a value of $36,830.

The Company issued 5,553,191 shares of its common stock to satisfy a true-up provision with a value of $22,213.

The Company issued an aggregate of 2,950,000 shares of its common stock and recorded an additional 2,550,000 shares as to be issued, having an aggregate fair value of $198,700, for services rendered.

The Company issued an aggregate of 3,997,661 shares of its common stock upon the cashless exercise of outstanding warrants.

The Company issued 9,000,000 shares for the settlement of a warrant provision.

The Company issued an aggregate of 1,555,160 shares of its common stock and recorded an additional 1,126,250 shares of common stock as to be issued for the cash exercise of warrants for proceeds of $172,950.

The Company issued an aggregate of 78,913,321 shares of its common stock for the settlement of convertible debt with a principal amount of $786,838.

The Company issued an aggregate of 1,250,000 shares of its common stock as origination shares with a principal amount of $141,333.

The Company issued an aggregate of 80,000,000 shares of common stock upon the conversion of 3,200 shares of Series A Preferred Stock.

NOTE 12 – WARRANTS

During the nine months ended September 30, 2019, the Company received $172,950 from cash exercises of warrants to purchase 1,555,160 shares of common stock. During the same period, the Company issued 3,997,661 shares of common stock upon the cashless exercise of warrants to purchase 12,686,249 shares of common stock.

On July 2, 2019 and July 11, 2019, the Company entered into exchange agreements with certain stockholders pursuant to which it exchanged warrants issued in July 2018 to purchase an aggregate of 26,000,000 shares of the Company’s common stock for an aggregate of 6,000 shares of Series A Preferred Stock.

During the nine months ended September 30, 2019, the Company issued 12,900,000 warrants to purchase shares of common stock at $0.075 per share pursuant to the Series B Convertible Preferred Stock offering.

During the nine months ended September 30, 2019, as a result of the Company’s Series B Convertible Preferred Stock offering, the ratchet provisions in certain warrants were triggered, causing the exercise price to be reset to $0.00224 per share. Warrants to purchase 35,879,998 shares of common stock at an exercise price of $0.075 outstanding as of December 31, 2018 were repriced to a $0.00224 per share exercise price as of September 30, 2019. Warrants to purchase an additional 2,841,222,285 shares of common stock at $0.00224 per share were issued as a result of this ratchet provision.

The Company recorded a $27,935,469 deemed dividend as a result of the triggering of these ratchet provisions.

Warrants outstanding and exercisable at September 30, 2019 are as follows:

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.001 – 0.25	2,514,568,356	3.24	2,514,568,356
0.26 – 0.50	565,002	1.67	565,002
0.51 – 0.75	50,000	0.52	50,000
0.76 – 1.00	1,869,000	0.17	1,869,000
	2,517,052,358		2,517,052,358

A summary of the warrant activity for the nine months ended September 30, 2019 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	74,910,002	$0.14	3.49	$-
Grants	2,494,122,285	0.00252	4.25	3,691,301
Exercised	(15,367,659)	0.05	3.75	-
Forfeited/Cancelled	(36,612,270)	1.00	-	-
Vested and expected to vest at September 30, 2019	2,517,052,358	$0.00363	3.24	$931,309
Exercisable at September 30, 2019	2,517,052,358	$0.00363	3.24	$931,309

The aggregate intrinsic value outstanding stock warrants was $931,309, based on warrants with an exercise price less than the Company’s stock price of $0.004 as of September 30, 2019, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

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

During the nine months ended September 30, 2019, the Company granted ten-year options outside of our Plans to purchase up to 250,000 shares of the Company’s common stock for advisory services. The fair value of $14,000, was determined using the Black-Scholes option pricing model, assuming approximately 2.43% risk-free interest, 0% dividend yield, 114% volatility, and expected life of ten years and will be charged to operations over the vesting terms of the options.

The summary terms of the issuances are as follows:

Exercise Price	Number of Options	Vesting Terms
$0.075	250,000	Immediately

Stock options outstanding and exercisable on September 30, 2019 are as follows:

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$0.01 – 0.25	13,306,786	8.75	13,306,786
0.26 - 0.50	1,939,631	7.76	1,939,631
0.51 – 0.75	1,820,112	7.18	1,820,112
0.76 - 1.00	9,926,072	7.21	9,926,072
1.01 - 2.00	629,164	7.21	629,164
	27,621,765		27,621,765

A summary of the stock option activity for the nine months ended September 30, 2019 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	27,371,765	$0.50	8.42	$-
Grants	250,000	0.075	9.73	-
Exercised	-	-	-	-
Forfeiture/Cancelled	-	-	-	-
Outstanding at September 30, 2019	27,621,765	0.50	8.17	$-
Exercisable at September 30, 2019	27,621,765	$0.50	8.17	$-

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.004 as of September 30, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with a volatility figure derived from historical data. The Company accounts for the expected life of options based on the contractual life of options for non-employees.

The fair value of all options that were vested for the nine months ended September 30, 2019 and 2018 was $14,000 and $459,834, respectively. There was no unrecognized compensation expense at September 30, 2019 that will be expensed in future periods.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

From October 1, 2019 to February 24, 2020:

On October 11, 2019, Power Up Lending Group, Ltd. filed a complaint against the Company demanding, among other things, (i) $312,000 and $2,000 in per day until issuance of certain conversion shares together with interest thereon with respect to the first cause of action; (ii) $156,000 together with interest thereon with respect to the second cause of action; (iii) lost profits in no event less than $312,000 with respect to the third cause of action; (iv) reasonable legal fees and costs of litigation with respect to the fourth cause of action; and (v) $312,000.with respect to the fifth cause of action.

On October 21, 2019, the Company issued 1,000 Series C Preferred Series.

From November 13, 2019 to November 18, 2019, MassRoots issued an aggregate of 610 shares of its Series B Convertible Preferred Stock for proceeds of $762,500. The proceeds were used to repay the Company’s Simple Agreements for Future Tokes with an original principal amount of $545,000.

On November 13, 2019, MassRoots issued and sold convertible notes in the aggregate principal amount of $108,900 (including an aggregate of $9,900 original issuance discount) to accredited investors.

From October 29, 2019 to January 16, 2020, MassRoots issued 109,448,360 shares of common stock for the settlement of $308,268 in convertible debt and accrued interest.

On December, 2019, MassRoots exchanged 2,800 shares of Series A Convertible Preferred Stock for convertible notes with an aggregate principal amount of $3,500,000.

From December 3 to December 31, 2019, MassRoots exchanged 1,126 shares of Series B Convertible Preferred Stock for convertible notes with an aggregate principal amount $1,548,250.

On December 6, 2019, MassRoots issued and sold convertible notes in the aggregate principal amount of $110,000 (including an aggregate of $10,000 original issuance discount) to accredited investors.

On January 7, 2020, MassRoots issued and sold a convertible note in the aggregate principal amount of $55,000 (including an aggregate of $5,000 original issuance discount) to an accredited investor.

On February 24, 2020, MassRoots terminated the Agreement and Plan of Merger dated February 11, 2019 by and among the Company, MassRoots Supply Chain, Inc., COWA Science Corporation and Christopher Alameddin.

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

Historically, we have focused on building a consumer-facing application and have not spent significant resources on developing our advertising portal for dispensaries. However, we are now focusing our efforts on developing our advertising portal so as to automate the processes and platform needed to deliver our underlying services. In the summer of 2018, we launched a revamped MassRoots Business Portal and a consumer rewards program, called WeedPass®, which is accessible through the MassRoots mobile application. After an introductory free trial period, we charge dispensaries fees for their dispensary listing and access to our consumer rewards program. We intend to upgrade and further develop the MassRoots Business Portal to better serve our clients in the second quarter of 2020. According to CannaBiz Media, there were more than 3,200 dispensary and retailer licenses in the United States as of September 30, 2018.

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

For the three months ended September 30, 2019 and 2018

	For the three months ended
	30-Sept-19	30-Sept-18	$ Change	% Change
Gross revenue	$909	$4,014	$(3,105)	(77.27)%

Operating expenses	1,122,617	3,914,253	(2,791,636)	(71.32)%

Loss from Operations	(1,121,708)	(3,910,239)	2,788,531	71.31%

Other Income /(Expense)	(22,428,637)	(616,752)	(21,811,885)	(3,536.57)%

Net Loss	$(23,550,345)	$(4,526,991)	$(19,023,354)	(420.22)%

Revenues

For the three months ended September 30, 2019 and 2018, we generated revenues of $909 and $4,014, respectively, a decrease of $3,105.

Operating Expenses

For the three months ended September 30, 2019 and 2018, our operating expenses were $1,122,617 and $3,914,253, respectively, a decrease of $2,791,636. This decrease was attributable to a decrease in stock-based compensation of $2,229,481 from $2,254,981 for the three months ended September 30, 2018 to $25,500 for the same period in 2019. There was a decrease in payroll and related expenses of $231,749 due to reduction in the number of employees as payroll and related expenses decreased to $152,809 for the three months ended September 30, 2019 from $384,558 for same period in 2018. Advertising expense decreased to $2,967 for the three months ended September 30, 2019 from $36,407 for the same period in 2018, a decrease of $33,440. For the three months ended September 30, 2019 and 2018, the Company recorded amortization of software costs of $12,849 and $108,182, respectively, a decrease of $95,333. This is primarily a result of the Company incurring fewer software development costs. During the three months ended September 30, 2019, the Company recorded $196,315 in impairment of software costs, as compared to $0 during the same period in 2018, an increase of $196,315. The Company incurred a $157,500 allowance for advances given to COWA Science Corporation for the three months ended September 30, 2019, as compared to $0 for the same period in 2018, an increase of $157,500. Other general and administrative expenses decreased $555,448 from $1,130,125 for the three months ended September 30, 2018 to $574,677 for the three months ended September 30, 2019. This reduction was attributed to lower overhead costs for offices expenses, legal fees, and contractor services for the three months ended September 30, 2019 as compared to the same period in 2018.

Other Income (Expense)

For the three months ended September 30, 2019 and 2018, the Company recorded interest expense of $1,546,805 and $456,155, respectively, primarily related to Company’s convertible debentures. The Company recorded a $248,022 and $0 loss on the conversion of convertible debentures payable for the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019, the Company recorded a $91,929 loss on the sale of securities, as compared to $0 for the same period in 2018. For the three months ended September 30, 2019, the Company incurred $5,585,594 in preferred stock issuance costs, as compared to $0 for the same period in 2018. The Company recorded $15,050,821 in derivative liabilities due to an authorized share shortfall for the three months ended September 30, 2019, as compared to $0 for the same period in 2018. For the three months ended September 30, 2019 and 2018, the Company recorded $94,534 and $(160,597), respectively, for the change in fair value of derivative liabilities.

Net Loss

For the three months ended September 30, 2019 and 2018, we had net losses of $23,550,345 and $4,526,991, respectively, an increase of $19,023,354 for the reasons discussed above.

For the nine months ended September 30, 2019 and 2018

	For the nine months ended
	30-Sept-19	30-Sept-18	$ Change	% Change
Gross revenue	$23,658	$7,743	$15,915	205.54%

Operating expenses	2,884,121	11,941,053	(9,056,932)	(75.85)%

Loss from Operations	(2,860,463)	(11,933,310)	9,072,847	76.03%

Other Income /(Expense)	(23,477,791)	(1,014,943)	(22,462,848)	(2,213.21)%

Net Loss	$(26,338,254)	$(12,948,253)	$(13,390,001)	(103.41)%

Revenues

For the nine months ended September 30, 2019 and 2018, we generated revenues of $23,658 and $7,743, respectively, an increase of $15,915. The increase is attributed to a license for the Company’s YouTube channel.

Operating Expenses

For the nine months ended September 30, 2019 and 2018, our operating expenses were $2,884,121 and $11,941,053, respectively, a decrease of $9,056,932. This decrease was primarily attributable to a decrease in stock-based compensation of $5,234,929 from $5,447,629 for the nine months ended September 30, 2018 to $212,700 for the same period in 2019. There was a decrease in payroll and related expenses of $1,718,472 due to reduction in the number of employees as payroll and related expenses decreased to $495,069 for the nine months ended September 30, 2019 from $2,213,541 for same period in 2018. Advertising expense decreased to $39,332 for the nine months ended September 30, 2019 from $468,958 for the same period in 2018, a decrease of $429,626. For the nine months ended September 30, 2019 and 2018, the Company recorded amortization of software costs of $38,549 and $315,299, respectively, a decrease of $276,750. This is primarily a result of the Company incurring fewer software development costs. During the nine months ended September 30, 2019, the Company recorded $196,315 in impairment of software costs, as compared to $0 during the same period in 2018, an increase of $196,315. The Company incurred a $360,500 allowance for advances given to COWA Science Corporation for the nine months ended September 30, 2019, as compared to $0 for the same period in 2018, an increase of $360,500. Other general and administrative expenses decreased $1,957,500 from $3,495,626 for the nine months ended September 30, 2018 to $1,538,126 for the nine months ended September 30, 2019. This reduction was attributed to lower overhead costs for offices expenses, legal fees, and contractor services for the nine months ended September 30, 2019 as compared to the same period in 2018.

Other Income (Expense)

For the nine months ended September 30, 2019 and 2018, the Company recorded interest expense of $2,136,983 and $854,346, respectively, primarily related to Company’s convertible debentures. For the nine months ended September 30, 2019 and 2018, the Company recorded a loss on the conversion of convertible debentures payable of $674,099 and $0, respectively. During the nine months ended September 30, 2019, the Company recorded a $91,929 loss on the sale of securities, as compared to $0 for the same period in 2018. For the nine months ended September 30, 2019, the Company incurred $5,585,594 in preferred stock issuance costs, as compared to $0 for the same period in 2018. The Company recorded $15,050,821 in derivative liabilities due to an authorized share shortfall for the nine months ended September 30, 2019, as compared to $0 for the same period in 2018. For the nine months ended September 30, 2019, the Company recorded $61,635 and $(160,597) for the change in fair value of derivative liabilities for the same period in 2018.

Net Loss

For the nine months ended September 30, 2019 and 2018, we had net losses of $26,338,254 and $12,948,253, respectively, an increase of $13,390,001 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended September 30, 2019 and 2018 was $1,389,212 and $5,718,352, respectively. This $4,329,140 decrease was primarily caused by a decrease in stock-based compensation (non-cash items) and an increase in accounts payable and accrued expenses.  Net cash used in operations for the nine months ended September 30, 2018 was primarily caused by the loss for the nine months ended September 30, 2018 which was offset by the decrease in stock-based compensation (non-cash item).

Net cash provided by investing activities for the nine months ended September 30, 2019 was $90,983, while $224,076 was used in investing activities during the nine months ended September 30, 2018, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2019 and 2018 was $1,271,300 and $4,752,062, respectively. During the nine months ended September 30, 2019, these funds were derived mainly from proceeds related to sale of preferred stock and the issuance of convertible notes. During the nine months ended September 30, 2018, net cash provided by financing activities was derived mainly from sales of our common stock.

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

Capital Resources

As of September 30, 2019, the Company had cash of $2,639. We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2019 were not effective.

Due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report. Specifically, the Company’s controls and procedures were ineffective because the Company did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in the Company’s closing process not identifying all required adjustments and disclosures in a timely fashion. The Company expects that it will need to hire accounting personnel with the requisite knowledge to improve the levels of review of accounting and financial reporting matters. The Company may experience delays in doing so and any such additional employees would require time and training to learn the Company’s business and operating processes and procedures. For the near-term future, until such personnel are in place, this will continue to constitute a material weakness in the Company’s disclosure controls and procedures that could result in material misstatements in the Company’s financial statements not being prevented or detected.

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

The Company’s CEO and CFO do not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2019, the Company issued (i) an aggregate of 63,682,454 shares of its common stock for the settlement of convertible debt in the principle amount of $296,000, (ii) an aggregate of 946,746 shares of its common stock for the settlement of $8,000 in accrued interest, (iii) 5,553,191 shares of its common stock to satisfy a true-up provision valued at $22,213 and (iv) an aggregate of 80,000,000 shares of common stock upon the conversion of 3,200 shares of Series A Convertible Preferred Stock.

The foregoing issuances were made in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On August 19, 2019, the Company received a notice of default from a holder of two convertible promissory notes. Specifically, on May 16, 2019, the Company issued the holder a convertible promissory note in the principal amount of $103,000 (the “May Note”) and on June 6, 2019, the Company issued the holder a convertible promissory note in the principal amount of $53,000 (the “June Note” and together with the May Note, the “Notes”). The notice alleges that as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, that that the outstanding principal amount of the Notes should be increased to $312,000, and the holder requested immediate payment of such principal amount together with accrued interest and default interest with respect to each note. As of February 21, 2020, an aggregate of $346,898 in principal amount remains outstanding under the Notes.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b) Exhibit Index

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 19, 2018)
3.2	Bylaws of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.3	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017)
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of MassRoots, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2019)
3.5	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of MassRoots, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2019)
3.6	Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of MassRoots, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 22, 2019)
10.1	Form of Subscription Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2019)
10.2	Form of Exchange Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2019)
10.3	Form of Warrant (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2019)
10.4	Form of Separation Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 22, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSROOTS, INC.

Date: February 26, 2020	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2020	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer (Principal Financial and Accounting Officer)