Form 10-K
period 2019-12-31
MassRoots, Inc.
filed 2020-07-16
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-55431

MASSROOTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2612944
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

1560 Broadway, Office 17-105 Denver, CO	80202
(Address of principal executive offices)	(Zip code)

(720) 240-9546

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,572,563.

Number of shares of common stock outstanding as of July 10, 2020 was 493,726,405.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Annual Report on Form 10-K of MassRoots, Inc. (the "Company") for the fiscal year ended December 31, 2019 (this "Form 10-K") is being filed in reliance upon the extension provided by an order issued by Securities and Exchange Commission (the "SEC") dated March 25, 2020 under Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”). On March 30, 2020, the Company filed a Current Report on Form 8-K (the “Current Report”) with the SEC stating its intent to rely on the Order to delay the filing of this Form 10-K until no later than May 14, 2020, which is 45 days from the original filing deadline of March 30, 2020, because the Company was unable to meet the original filing deadline due to circumstances relating to COVID-19. Specifically, as set forth in the Current Report, as a result of the volatility in the markets due to COVID-19, the Company was unable to identify and raise capital necessary for it to pay accounting and audit fees necessary for the preparation and filing of this Annual Report, and therefore, was unable to complete its 2019 audit in a timely manner.

MASSROOTS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2019
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

ii

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “MassRoots,” “we,” “us,” and “our” refers to MassRoots, Inc. and its subsidiaries.

ITEM 1. BUSINESS

Overview

MassRoots, Inc. was formed in April 2013 as a technology platform for the cannabis industry. Powered by more than one million registered users, MassRoots enables consumers to rate cannabis products and strains based on their efficacy (i.e., effectiveness for treating ailments such as back-pain or epilepsy) and then presents this information in easy-to-use formats for consumers to make educated purchasing decisions at their local dispensary. Businesses are able to leverage MassRoots by strategically advertising to consumers based on their preferences and tendencies.

“Registered users” or “Users” are defined as users who currently have an account with MassRoots. It does not include users who have deleted their account nor does it reflect active usage over any set period of time.

Over the past seven years, MassRoots has established itself as a leading technology company in the emerging cannabis industry, building a User-base of more than one million registered Users and partnering with some of the most recognized brands in the industry.

We are now focused on monetizing our user-base through a consumer rewards program, MassRoots Rewards, which we have been developing since 2017. Additionally, we plan to monetize our YouTube Channel, which has 265,000 subscribers, through product placements and sponsorships. Management believes that our YouTube Channel has one of the largest followings in the regulated cannabis industry while our Instagram account is followed by almost 400,000 users.

Background

We were incorporated in the state of Delaware on April 26, 2013 as a technology platform for the cannabis industry.

Our principal executive office is located at 1560 Broadway, Office 17-105, Denver, Colorado 80202, and our telephone number is (720) 240-9546.

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

Blockchain Technologies

MassRoots Blockchain Technologies, Inc. (“MassRoots Blockchain”) was formed in December 2017 as a wholly-owned subsidiary of the Company to continue the Company’s efforts in exploring how new technologies may be utilized in the cannabis industry. Initially, we are focusing on blockchain technology for several reasons, including, but not limited to:

●	that it may enable better tracking of impressions, views, and interactions with posts, advertisements and dispensary listings;

●	that it has the potential to streamline the collection and organization of data while eliminating traditional security risks;

●	that it may provide a greater degree of reliability and accuracy with respect to data;

●	that it may allow us to implement an intelligent newsfeed to deliver high-quality and more relevant content to our Users;

●	that it may enable the development of contracts that are automatically executed when certain parameters are met;

●	that it has the potential to reduce friction in the cannabis market-place and save businesses valuable resources; and

●	that it may provide greater transparency to government regulators.

In December 2017, we commenced the re-development of the MassRoots Business Portal, a platform where dispensaries and other industry participants, such as producers and other ancillary businesses, may advertise their goods and services. To date, we have used approximately $370,000 for the initial development of the MassRoots Business Portal, including features that allow for tracking of advertising impressions, enhanced targeting and serving of advertisements, as well as a program that would be designed to reward Users of the MassRoots platform for providing high quality reviews on cannabis strains and products. The development and implementation of these any other features, including the possible use of digital instruments, is subject to additional funding, is currently contemplated to be made within the MassRoots App and platform, and is intended to generate the growth of Users of the MassRoots platform and stimulate the MassRoots platform’s overall activity.

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

While we intend to devote resources to exploring the feasibility of developing these or other solutions, there can be no assurances that we will be successful in implementing such solutions, that any such solutions will be economically viable, or that any of them will result in the generation of User interest, participation or revenue.

We currently anticipate that we will need to raise additional funds to continue to explore and develop potential uses and applications of blockchain technologies and uses for our business and other businesses in the cannabis industry; however, no assurance can be given that additional financing will be available on terms favorable to us, or at all.

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

Although the Sessions Memo rescinded the Cole Memo, it is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement; however, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could have a material adverse effect on our business.

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

Current States with Laws Permitting the Medical or Adult Use of Cannabis

Recreational marijuana is regulated in 11 states and the District of Columbia and medical marijuana is regulated in 33 states and the District of Columbia. In addition, 14 additional states have legalized low-tetrahydrocannabinol (“THC”)/high-cannabidiol (“CBD”) extracts for select medical conditions. The states which have enacted such laws are listed in the following table:

STATE	YEAR PASSED
1. Alaska*	1998
2. Arizona	2010
3. Arkansas	2016
4. California*	1996
5. Colorado*	2000
6. Connecticut	2012
7. District of Columbia*	2010
8. Delaware	2011
9. Florida	2016
10. Hawaii	2000
11. Illinois*	2013
12. Louisiana	2015
13. Maine*	1999
14. Maryland	2014
15. Massachusetts*	2012
16. Michigan*	2008
17. Minnesota	2014
18. Missouri	2018
19. Montana	2004
20. Nevada*	2000
21. New Hampshire	2013
22. New Jersey	2010
23. New Mexico	2007
24. New York	2014
25. North Dakota	2016
26. Pennsylvania	2016
27. Ohio	2016
28. Oklahoma	2018
29. Oregon*	1998
30. Rhode Island	2006
31. Utah	2018
32. Vermont*	2004
33. Washington*	1998
34. West Virginia	2017

* State has enacted laws permitting the adult use of cannabis, in addition to medical use.

Public Support for Regulation of Cannabis Increasing

A Gallup poll conducted in October 2019  found that 66% of Americans supported regulating the use of cannabis which indicates an increasing trend over the past decade toward public support for cannabis.

Market Conditions that Could Limit Our Business

Cannabis is a Schedule I controlled substance under Federal law and, as such, there are several factors that could limit our business operations including, but not limited to:

●	The Federal government and many private employers prohibit drug use of any kind, including cannabis, even where it is permissible under state law. Random drug screenings and potential enforcement of such employment provisions may significantly reduce the size of the potential cannabis market;

●	Enforcement of Federal law prohibiting cannabis occurs randomly and often without notice. This could scare many potential investors away from cannabis-related investments and makes it difficult to make accurate market predictions;

●	On January 4, 2018, the Department of Justice issued the Sessions Memo announcing a return to the rule of law and the rescission of previous guidance documents. The Sessions Memo rescinded the Cole Memo. Although there is no guarantee that additional states will pass measures to regulate cannabis use under state law, the Sessions Memo may further deter states from passing such measures; however, it is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. Furthermore, irrespective of the Sessions Memo, in many states, public support of regulation initiatives may not maintain enough support to pass. This is especially true when a supermajority is needed to pass measures, like in Florida where a state constitutional amendment permitting medical cannabis required 60% approval to pass. Changes due to the Sessions Memo and in voters’ attitudes and turnout have the potential to slow or stop the cannabis regulation movement and potentially reverse recent cannabis regulation victories;

●	There has been some resistance and negativity as a result of recent cannabis regulation at the state level, especially as it relates to drugged driving. The lack of clearly defined and enforced laws at the state level has the potential to sway public opinion against marijuana regulation; and

●	In the event that the Federal government does not enforce the Federal law prohibiting cannabis, state laws regarding the regulation of cannabis are being challenged through lawsuits. Lawsuits have been brought by private groups and local law enforcement officials. If these lawsuits are successful, state laws permitting cannabis sales may be overturned which will significantly reduce the size of the potential cannabis market and have a material adverse effect on our business.

Please see “Government Regulation” below for additional information.

Government Regulation

Marijuana is a categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. However, 33 states and the District of Columbia have passed laws that permit doctors to recommend cannabis for medical-use and 11 of those states and the District of Columbia have enacted laws that regulate the personal-use of cannabis by adults, subject to possession limits. Because doctors are prohibited from prescribing a Schedule I controlled substance, the passage of medical marijuana laws does not necessarily guarantee the implementation of a regulated, commercial system through which patients can purchase cannabis products. This has created an unpredictable business-environment for dispensaries and collectives that operate under certain state laws but in violation of Federal law.

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

The Cole Memo was a guide for United States attorneys and did not alter in any way the Department of Justice’s authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. As described below, as a result of the issuance of the Sessions Memo by the Department of Justice, on January 4, 2018, the Cole memo was rescinded. Prior to the issuance of the Sessions Memo, we had implemented standard operating procedures and policies to ensure that we were operating in compliance with the Cole Memo. It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement, and we cannot provide assurance that our actions were, are or will be in compliance with the Cole Memo, the Sessions Memo or any other laws or regulations that currently exist or may be amended or adopted in the future.

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

In addition, we have implemented geographic restrictions to restrict new Users to our mobile apps to the District of Columbia and the 33 states in which the use of marijuana is permitted.

Our business plan includes allowing cannabis dispensaries to advertise on our network, which we believe could be deemed to be aiding and abetting illegal activities, a violation of Federal law. We continue to evaluate the effects of the Sessions Memo; however, it is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement, and we cannot provide assurance that we were, are or will be in compliance with the Cole Memo, the Sessions Memo or any other laws or regulations.

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

The Joyce Amendment would appear to protect the right of the states to determine their own laws on medical cannabis use; however, the actual effects of the amendment are still unclear. The Joyce Amendment did not remove the federal ban on medical cannabis and cannabis remains regulated as a Schedule I controlled substance. Further, the United States Department of Justice has interpreted the Joyce Amendment as only preventing federal action that prevents states from creating and implementing cannabis laws - not against the individuals or businesses that actually carry out cannabis laws – and has continued to sporadically initiate enforcement actions against individuals or businesses participating in the cannabis industry despite such participation being regulated under state law. As of April 2020, the United States Court of Appeals, Ninth Circuit, has held in support of the Joyce Amendment and stated on at least one occasion that United States Department of Justice was prohibited from spending federal appropriations funds for prosecuting individuals engaged in conduct permitted by state law. In addition, no matter what the interpretation is adopted by the courts, there is no question that the Joyce Amendment does not protect any party not in full compliance with state medicinal cannabis laws.

The Joyce Amendment represents one of the first times in recent history that Congress has taken action indicating support of medical cannabis. The Joyce Amendment was renewed by Congress in 2015, 2016, 2017, 2018, 2019 and is in effect until September 30, 2020.

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

Although the Sessions Memo rescinded the Cole Memo, it is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement; however, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could have a material adverse effect on our business.

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

Recent Developments

Financings and Other Sources of Funding

On January 7, 2020, we issued and sold a convertible note in the principal amount of $55,000 (including a $5,000 original issuance discount) to an accredited investor which note matures on July 7, 2020.

On March 5, 2020, we issued and sold a convertible note in the aggregate principal amount of $72,600 (including a $6,600 original issuance discount) to an accredited investor which note matures on September 5, 2020.

On March 17, 2020, we issued and sold a convertible note in the aggregate principal amount of $17,600 (including a $1,600 original issuance discount) to an accredited investor which note matures on September 17, 2020.

On April 17, 2020, we issued and sold convertible notes in the aggregate principal amount of $330,000 (including an aggregate of $30,000 original issuance discount) to accredited investors which notes mature on October 17, 2020.

On May 3, 2020, we received a loan in the principal amount of $50,000 pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP loan matures in May 2022 and bears an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance commence in December 2020.

On June 26, 2020, we issued and sold a secured promissory note in the principal amount of $60,000 with 10% annual interest. On the two-year anniversary of the issuance of this note, June 26, 2022, all principal and interest becomes due and payable.

On July 8, 2020, we issued and sold a promissory note in the principal amount of $22,911 with 10% annual interest maturing on December 31, 2020.

On July 13, 2020, we issued and sold convertible notes in the aggregate principal amount of $110,000 (including an aggregate of $10,000 original issuance discount) to accredited investors which notes mature on January 13, 2021.

Termination of COWA Agreement and Plan of Merger

On February 12, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MassRoots Supply Chain, Inc., a wholly-owned subsidiary of the Company (“Merger Subsidiary”), COWA Science Corporation, a Delaware corporation (“COWA”), and Christopher Alameddin, an individual acting solely in his capacity as a stockholder representative pursuant to which Merger Subsidiary was to be merged with and into COWA with COWA surviving the merger as the wholly-owned subsidiary of the Company. On February 24, 2020, we terminated the Merger Agreement as a result of the closing conditions set forth in the Merger Agreement not being satisfied.

Intellectual Property

MASSROOTS and TOKE are federally registered trademarks of MassRoots, ODAVA is a state registered trademark of MassRoots and RETAIL is a state registered trademark of Odava.

Employees and Consultants

As of July 10, 2020 MassRoots has 2 full-time employees and 3 full-time independent contractors.

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

Despite the development of a regulated cannabis industry under the laws of certain states, these state laws regulating medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that regulate its use. Although the prior administration determined that it was not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis, on January 4, 2018, the current administration issued the Sessions Memo announcing a return to the rule of law and the rescission of previous guidance documents. The Sessions Memo rescinds the Cole Memo which was adopted by the Obama administration as a policy of non-interference with marijuana-friendly state laws. The Sessions Memo shifts federal policy from a hands-off approach adopted by the Obama administration to permitting federal prosecutors across the country to decide how to prioritize resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is regulated. However, it is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. A significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could have a material adverse effect on our business. Furthermore, there can be no assurance that federal prosecutors will not prosecute and dedicate resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is regulated which may cause states to reconsider their regulation of marijuana which would have a detrimental effect on the marijuana industry. Any such change in state laws based upon the Sessions Memo and the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our stockholders.

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

It is possible that due to the Sessions Memo and the continuing uncertainty respecting enforcement of federal cannabis laws that our clients may discontinue the use of our services, our potential source of customers may be reduced and our revenues may decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use and advertise our products, which would be detrimental to the Company. We cannot predict the impact of the Sessions Memo, Attorney General William Barr’s interpretation of the Sessions Memo, or his willingness to enforce federal cannabis laws at this time nor can we predict the nature of any future laws, regulations, interpretations or applications including the effect of such additional regulations or administrative policies and procedures, when and if promulgated, could have on our business.

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

Thirty-three states and the District of Columbia allow their citizens to use medical cannabis, and eleven states and the District of Columbia have regulated the sale of cannabis for adult use. In addition, several additional states have legalized low-THC/high-CBD extracts for select medical conditions (“CBD States”). Several CBD States are considering legalizing medical cannabis, and several medical states may extend legalization to adult-use.

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

In November 2018, Attorney General Sessions resigned and left the DOJ. As a nominee, Attorney General William Barr testified before the U.S. Senate and wrote to Congress that, as Attorney General, he would not seek to prosecute cannabis companies that relied on the Cole Memorandum and are complying with state law. Although proposals have been introduced to Congress in favor of protection state-legal marijuana regulations, as of the date of this Annual Report, no federal law has been enacted.

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

While the protection of the Joyce Amendment prevents prosecutions, it does not make cannabis legal. Accordingly, if the protection expires, prosecutors could prosecute federally illegal activity that occurred within the statute of limitations even if the Joyce Amendment protection was in place when the illegal activity occurred. The protection of the Joyce Amendment depends on its continued inclusion in the federal Omnibus Spending Bill, or in some other legislation, and entities’ strict compliance with the state medical cannabis laws. That protection has been extended through September 30, 2020. While industry observers expect Congress to extend the protection in future Omnibus Spending Bills, there can be no assurance that it will do so.

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

Historically, we have generated most of our revenue from third parties advertising on our website. Some of our third party advertisers have included cannabis companies such as regulated cannabis dispensaries and mainstream brands such as Uber. As is common in the industry, our advertisers usually do not have long-term advertising commitments with us. It is possible that such advertisers may not continue to do business with us for several reasons including that they no longer believe that their advertisements on our website will generate a competitive return relative to other alternatives or in the alternative they may reduce the prices they are willing to pay to advertise their products and services on our website.

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

Competitors in the social network space, such as Twitter and Facebook, have continued to expand their businesses in recent years into other social network markets. If they decided to expand their social networks into the cannabis community, this could harm the growth of our business and user base and cause our revenues to be lower than we expect. In addition, competitors in the point-of-sale and compliance software space may expand their offerings into the cannabis space which could harm the growth of our business and user base and cause our revenues to be lower than we expect.

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

Insurance that may otherwise be readily available, such as workers compensation, general liability, and directors and officers insurance, is more expensive and difficult for us to obtain because we are a service provider to companies in the cannabis industry. If we are unable to obtain and maintain insurance related to our Company and business operations we will be exposed to additional risk and financial liabilities which may have a material adverse effect on our business and financial condition.

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

As reported in our Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 and 2018 due to material weaknesses regarding our controls and procedures. The Company did not have sufficient segregation of duties to support its internal control over financial reporting. Due to our small size and limited resources, segregation of all conflicting duties has not always been possible and may not be economically feasible in the near term; however, we do expect to hire additional accounting personnel in the near future. We have and do endeavor to take appropriate and reasonable steps to make improvements to remediate these deficiencies. If we have continued material weaknesses in our internal financial reporting, our financial condition could be impaired or we may have to restate our financials, which could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the success of our business.

The spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of unknown magnitude and duration.

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our ability to successfully operate due to, among other factors:

●	a general decline in business activity of cannabis dispensaries;

●	the destabilization of the markets could negatively impact our customer and user growth and access to capital and credit markets which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and

●	a deterioration in our ability to ensure business continuity during a disruption.

The rapid development of this situation makes it nearly impossible to predict the ultimate adverse impact of COVID-19 on our business and operations. Nevertheless, COVID-19 presents material uncertainty which could adversely affect our results of operations, financial condition and cash flows. We continue to assess the potential impact of COVID-19, which remains uncertain at this time.

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

While we intend to continue to devote development resources to exploring the feasibility of developing block-chain based solutions, there can be no assurances that we will obtain additional funding to continue such development or that we will be successful in implementing such solutions, that they will be economically viable, or such solutions will generate any revenue.

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

Currently, shares of our common stock are quoted on the OTC Pink Tier of the OTC Markets and are not traded or listed on any securities exchange. Even if we desire to have our shares listed on a national securities exchange, the fact that our network is associated with the use of cannabis, the legal status of which is uncertain at the state and Federal level, may make any efforts to become listed on a securities exchange more problematic. While we remain determined to work towards getting our securities listed on a national exchange, there can be no assurance that this will occur. As a result we may never develop an active trading market for our securities which may limit our investors’ ability to liquidate their investments.

The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including, but not limited to: our ability to execute our business plan; operating results below expectations; announcements regarding regulatory developments with respect to the cannabis industry; our issuance of additional securities, including debt or equity or a combination thereof, necessary to fund our operating expenses; announcements of technological innovations or new products by us or our competitors; period-to-period fluctuations in our financial results; and other events or factors, many of which may be out of our control, including, but not limited to, pandemics such as COVID-19.

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

We are authorized to issue up to 500,000,000 shares of common stock of which 493,726,405 shares of common stock are issued and outstanding as of July 10, 2020. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of stockholders. In addition, we are authorized to issue up to 10,000,000 shares of preferred stock of which 6,000 shares are designated as Series A Preferred Stock, of which no shares are issued and outstanding, 2,000 shares are designated as Series B Preferred Stock, of which no shares are issued and outstanding and 1,000 shares are designated as Series C Preferred Stock, of which 1,000 shares are issued and outstanding as of July 10, 2020. Consequently, our stockholders may experience further dilution in their ownership of our stock in the future, which could have an adverse effect on the trading market for our common stock. Furthermore, our Certificate of Incorporation gives our Board the right to create one or more new series of preferred stock. As a result, our Board may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interests of the holders of our common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be used to discourage, delay or prevent a change of control of our Company, which could materially adversely affect the price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

On May 1, 2020, we entered into a Membership Agreement (the “Membership Agreement”) with WeWork pursuant to which we lease offices located at 1560 Broadway, Suite 17-105, Denver, Colorado 80202. The initial term of the Membership Agreement is for six months which term shall automatically be renewed for successive one month periods unless terminated by either party. Pursuant to the terms of the Membership Agreement, we pay a fee of $1,170 per month for the leased premises.

We do not own any property or land.

We believe that our facilities are adequate for our current needs and that, if required, we will be able to expand our current space or locate suitable new office space and obtain a suitable replacement for our executive and administrative headquarters.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On October 11, 2019, Power Up Lending Group, Ltd. (“Power Up”) filed a complaint against the Company and Isaac Dietrich, an officer and director of the Company, in the Supreme Court of the State of New York, County of Nassau. The complaint alleges, among other things, (i) the occurrence of events of default in certain notes (the “Power Up Notes”) issued by the Company to Power Up, (ii) misrepresentations by the Company including, but not limited to, with respect to the Company’s obligation to timely file its required reports with the SEC and (iii) lost profits as a result of the Company’s failure to convert the Power Up Notes in accordance with the terms thereof. In addition, the complaint alleges, among other things, that Mr. Dietrich took affirmative steps to deliberately cause the Company to breach its financial obligations. As a result of the foregoing, Power Up has requested (i) the greater of $312,000 and the “parity value” as such term is defined in the Power Up Notes together with $2,000 per day until the Company issues shares upon conversion of the Power Up Notes together with applicable interest thereon; (ii) $165,000 as a result of the misrepresentations; (iii) for an amount of lost profits to be determined by the court but in no event less than $312,000; (iv) $312,000 as against Mr. Dietrich; (v) an award for reasonable legal fees and costs of litigation; (vi) a judgment awarding specific performance under the Power Up Notes; and (vii) the costs and disbursement of the action, pre-judgment interest, default interest and such other further relief as the court deems proper.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From April 9, 2015 to October 16, 2019, our common stock was quoted on the OTCQB under the symbol “MSRT.” Since October 17, 2019, our common stock has been quoted on the OTC Pink Tier of the OTC Markets under the symbol “MSRT.”

Holders

As July 10, 2020, there were 142 stockholders of record per the Company’s transfer agency’s listing of stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer Company, located at 173 Keith Street, Suite 3, Warrenton, Virginia 20186.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2019, we issued (i) an aggregate of 30,609,903 shares of our common stock for the settlement of convertible debt in the principle amount of $59,700 and (ii) an aggregate of 60,000 shares of our common stock for the settlement of accrued interest in the amount of $300.

The issuance of the above securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	27,820,903	$0.50	190,000
Equity compensation plans not approved by security holders	—	—	—
Total	27,820,903	$0.50	190,000

(1) Includes the 2014 Equity Incentive Plan, 2015 Equity Incentive Plan, 2016 Equity Incentive Plan, 2017 Equity Incentive Plan and 2018 Equity Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the section titled “Risk Factors.”

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

Over the past seven years, we have established our self as a leading technology company in the emerging cannabis industry, building a User-base of over one million registered Users and partnering with some of the most recognized brands in the industry.

We are now focused on monetizing our user-base through a consumer rewards program, MassRoots Rewards, which we have been developing since 2017. Additionally, we plan to monetize our YouTube Channel, which has 265,000 subscribers, through product placements and sponsorships. Management believes that our YouTube Channel has one of the largest followings in the regulated cannabis industry while our Instagram account is followed by almost 400,000 users.

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

Recent Developments and Other Sources of Funding

Financings

On January 7, 2020, we issued and sold a convertible note in the principal amount of $55,000 (including a $5,000 original issuance discount) to an accredited investor which note matures on July 7, 2020.

On March 5, 2020, we issued and sold a convertible note in the aggregate principal amount of $72,600 (including a $6,600 original issuance discount) to an accredited investor which note matures on September 5, 2020.

On March 17, 2020, we issued and sold a convertible note in the aggregate principal amount of $17,600 (including a $1,600 original issuance discount) to an accredited investor which note matures on September 17, 2020.

On April 17, 2020, we issued and sold convertible notes in the aggregate principal amount of $330,000 (including an aggregate of $30,000 original issuance discount) to accredited investors which notes mature on October 17, 2020.

On May 3, 2020, we received a loan in the principal amount of $50,000 pursuant to the PPP of the CARES Act. The PPP loan matures in May 2022 and bears an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance commence in December 2020.

On June 26, 2020, we issued and sold a secured promissory note in the principal amount of $60,000 with 10% annual interest. On the two-year anniversary of the issuance of this note, June 26, 2022, all principal and interest becomes due and payable.

On July 8, 2020, we issued and sold a promissory note in the principal amount of $22,911 with 10% annual interest maturing on December 31, 2020.

On July 13, 2020, we issued and sold convertible notes in the aggregate principal amount of $110,000 (including an aggregate of $10,000 original issuance discount) to accredited investors which notes mature on January 13, 2021.

Results of Operations For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	For the Fiscal Year ended
	31-Dec-19	31-Dec-18	$ Change	% Change
Revenues	$23,703	$19,597	$4,106	21.0%

Operating expenses	3,469,139	13,904,112	(10,434,973)	(75.0)%

Loss from Operations	(3,445,436)	(13,884,515)	10,439,079	75.2%

Other Expense	(30,823,476)	(2,131,926)	(28,691,550)	1,346%

Net Loss	$(34,268,912)	$(16,016,441)	$(18,252,471)	114%

Net loss per share - basic and diluted	$(0.19)	$(0.10)	$(0.09)	90.0%

Since inception on April 26, 2013, and during the year ended December 31, 2019 our business operations have been primarily focused developing our mobile applications, web platform and block-chain features for our products, and increasing our User-base.

Revenues

For the year ended December 31, 2019, we generated $23,703 in revenues, as compared to $19,597 for the year ended December 31, 2018, an increase of $4,106. This increase is primarily related to our corporate re-organization in 2019.

Operating Expenses

For the years ended December 31, 2019 and 2018, our operating expenses were $3,469,139 and $13,904,112, respectively, a decrease of $10,434,973. The decrease was mainly attributed to stock-based compensation to our employees and key consultants which, for 2019, was $222,700 as compared to $6,924,242 for 2018, a non-cash decrease of $6,701,542. In addition, impairment expense decreased by $410,399 as impairment expense was $196,315 in 2019 as compared to $606,714 in 2018, which was mainly attributed to impairment expenses associated with our business portal. There was an increase in payroll and related expenses of $249,044 as payroll and related expenses were $1,156,914 for 2019 as compared to $907,870 for the same period in 2018, which was the result of an increase in our labor force. Furthermore, advertising expense decreased by $471,687 to $29,764 for 2019 as compared to $501,451 for 2018 due to a focus on marketing to businesses rather than consumers. For the years ended December 31, 2019 and 2018, we recorded amortization of software costs  of $38,549 and $438,264, respectively.

Our other general and administrative expenses decreased to $1,460,867 for the year ended December 31, 2019 from $4,524,577 for the year ended December 31, 2018, a decrease of $3,063,710. This decrease was mainly attributed to the following:

●

Consulting and accounting expenses decreased during the year ended December 31, 2019 to $452,477 from $2,075,169 during the year ended December 31, 2018. This decrease was primarily a result of us having fewer consulting projects with firms in fiscal year 2019.

●	Independent contractor expenses decreased from $859,882 during the year ended December 31, 2018 to $284,328 during the year ended December 31, 2019 due to us engaging fewer individual consultants.

●

Travel and related expenses decreased to $21,506 during the year ended December 31, 2019 from $342,986 during the year ended December 31, 2018. This was a result of our team attending fewer conferences and meetings with cannabis related businesses in 2019 as compared to 2018.

We realized a loss on the sale of fixed assets of $0 for the fiscal year ended December 31, 2019, as compared to $47,612 for the fiscal year ended December 31, 2018.

The decrease of these expenditures resulted in our total operating expenses declining to $3,469,139 during the year ended December 31, 2019 compared to $13,904,112 during the year ended December 31, 2018, a decrease of $10,434,973.

Loss from Operations

Our loss from operations decreased $10,439,079 to $3,445,436 during the year ended December 31, 2019, from $13,884,515 during the year ended December 31, 2018.

Other (Expense)

During the year ended December 31, 2019, we incurred other (expense) of $(30,823,476), as compared to $(2,131,926) for the year ended December 31, 2018, an increase of $(28,691,550). This increase is primarily due to derivative liability for authorized shares shortfall of $18,921,537, preferred stock issuance costs of $5,585,594 and loss on conversion of convertible debentures of $603,529, none of which costs were incurred in 2018. In addition, interest expense increased by $2,964,141, as a result of the issuance of additional convertible promissory notes in 2019, and the loss on change in fair value of derivative liabilities increased by $524,818, as compared to the prior year.

Net Loss

Our net loss increased $18,252,471 to $34,268,912 during the year ended December 31, 2019, from $16,016,441 during the year ended December 31, 2018.

Liquidity And Capital Resources

Net cash used in operations for the year ended December 31, 2019 and 2018 was $1,797,227 and $6,423,900, respectively. The decrease in 2019 resulted primarily from the net loss of $34,268,912, partially offset by non-cash items including derivative liability for authorized shares shortfall of $18,921,537, preferred stock issuance costs of $5,585,594, interest and amortization of debt discount of $4,716,970, change in fair value of derivative liabilities of $685,415, and loss on conversion of convertible notes payable of $603,529, as well as an increase in accrued payroll and related expenses of $732,027 and an increase in accounts payable and accrued expenses of $557,360. The decrease in 2018 resulted primarily from the net loss of $16,016,441, partially offset by non-cash items including stock-based compensation of $5,654,371, loss on conversion of convertible notes payable of $1,839,960, and impairment loss on software costs of $606,714 as well as an increase in accrued payroll and related expenses of $1,116,176.

Net cash provided by (used in) investing activities for the year ended December 31, 2019 and 2018 was $90,981 and $(264,561), respectively. Net cash provided by investing activities for the year ended December 31, 2019 was attributed to proceeds from sale of investments of $90,981. Investing activities in 2018 were attributed to the $260,565 in capitalized costs for the purchase of software, as well as $3,996 in fixed asset purchases.

Net cash provided by financing activities for the year ended December 31, 2019 and 2018 was $1,677,798 and $5,516,442, respectively. For the year ended December 31, 2019, these funds came mainly from the sale of Series B Preferred Stock and warrants amounting to $1,407,500, proceeds from issuance of convertible debt of $549,000 and proceeds from issuance of non-convertible notes payable of $175,000, offset by repayment of advances in the amount of $595,000. Comparatively, for the year ended December 31, 2018, these funds came mainly from sales of common stock of $3,304,000, cash exercises of warrants for $637,230, proceeds from issuance of convertible notes of $3,567,500, and proceeds from advances of $528,650, offset by the repayment of notes of $2,160,938 and the repayment of advances of $360,000.

Capital Resources

As of December 31, 2019, we had cash on hand of $1,120. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs; however, no assurance can be given that additional financing will be available on terms favorable to us, or at all.

Fundraising

During the year ended December 31, 2019, we received $172,949 proceeds from the exercise of our previously issued warrants.

During the year ended December 31, 2019, we received proceeds of $549,000 in connection with the issuance of convertible notes.

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

FASB ASU 2017-01 (Topic 805), “Business Combinations: Clarifying the Definition of a Business” – Issued in January 2017, ASU 2017-01 revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance was effective for the Company in the first fiscal quarter of 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, and Derivatives and Hedging (“ASU 2017-11”) – Adopted in July 2017, ASU No. 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. The Company has adopted ASU No. 2017-11 effective as of January 1, 2018. The adoption of ASU No. 2017-11 impacted the Company’s consolidated financial statements by reclassifying derivative liabilities with a fair value of $9,493,307 on January 1, 2018 to the accumulated deficit.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2019 were not effective due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

This Annual Report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Executive Position
Isaac Dietrich	28	Chief Executive Officer and Chairman of the Board of Directors
Jesus Quintero	58	Chief Financial Officer

Isaac Dietrich, Chief Executive Officer and Chairman of the Board of Directors –  Isaac Dietrich is the founder of the Company and has been a director of the Company since our inception. He has also served as Chief Executive Officer and Chairman of the Board of the Company since December 2017. In addition, he previously held the following positions with the Company: Chief Executive Officer (April 2013 – October 2017); Chairman of the Board of the Company (April 2013 – October 2017); and Chief Financial Officer (April 2013 – May 2014 and August 2017 – October 2017). In his various positions, Mr. Dietrich has been responsible for executing MassRoots’ strategic business development. Mr. Dietrich was also previously the co-founder of RoboCent.com from June 2012 where he helped scale the business until his buyout in December 2016. He has served as Chairman of 2Meet, Inc. since May 2017. He also founded Tidewater Campaign Solutions, LLC, a Virginia Beach-based political strategy firm that was retained by 30 political local and congressional campaigns and political action committees from January 2010 to December 2012. From February 2010 to December 2010, Mr. Dietrich served as Field Director for former Congressman E. Scott Rigell’s campaign. Mr. Dietrich is qualified to serve as a member of the Company’s Board because of his business management experience and his years of service to the Company in various executive capacities together with his knowledge of the Company and relevant experience in the cannabis industry.

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

CORPORATE GOVERNANCE

Governance of Our Company

We seek to maintain high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our corporate governance guidelines and Code of Conduct and Ethics, together with our Certificate of Incorporation, Bylaws and the charters for each of our Board committees, form the basis for our corporate governance framework. We also are subject to certain provisions of the Sarbanes-Oxley Act and the rules and regulations of the SEC. The full text of the Code of Conduct and Ethics is available on our website at https://ir.massroots.com/corporate-governance/governance-documents and is also filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on April 1, 2015.

Board Committees

On December 9, 2015, our Board designated the following three committees of the Board: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee; however, there are currently no members serving on our Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee, and our Board will act in place of such committees until such time that members are appointed to such committees. In addition, we do not currently have an “audit committee financial expert” since we currently do not have an Audit Committee.

Audit Committee. The Audit Committee is responsible for, among other things, overseeing the financial reporting and audit process and evaluating our internal controls over financial reporting. A copy of the Audit Committee Charter is available on our website at https://ir.massroots.com/corporate-governance/governance-documents.

Compensation Committee.   The Compensation Committee is responsible for, among other things, establishing and overseeing the Company’s executive and equity compensation programs, establishing performance goals and objectives, and evaluating performance against such goals and objectives. A copy of the Compensation Committee Charter is available on our website at https://ir.massroots.com/corporate-governance/governance-documents.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, identifying and recommending candidates to fill vacancies occurring between annual stockholder meetings and reviewing the Company’s policies and programs relating to matters of corporate citizenship, including public issues of significance to the Company and its stockholders. A copy of the Nominating and Corporate Governance Committee Charter is available on our website at https://ir.massroots.com/corporate-governance/governance-documents.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2019, we believe that, except as set forth below, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2019.

●	Isaac Dietrich failed to report two transactions on time on a Form 4.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officer for the year ended December 31, 2019 was Isaac Dietrich, our Chief Executive Officer.

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to our named executive officer for the year ended December 31, 2019 and December 31, 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($) (1)		Option awards ($) (1)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (1)		Total ($)
Isaac Dietrich	2019	145,000	—	10,000	(2)	—	—	—	252,000	(3)	407,000
Chief Executive Officer	2018	145,000	132,627	—		—	—	—	94,500	(4)	372,127

(1)	These amounts are the aggregate fair value of the equity compensation incurred by the Company for payments to executives during the fiscal year. The aggregate fair value is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The fair market value was calculated using the Black-Scholes options pricing model. Assumptions underlying the valuation of each specific award are included in Note 9 of our financial statements included in this Annual Report on Form 10-K.

(2)	On October 21, 2019, Mr. Dietrich was issued 1,000 shares of Series C Preferred Stock with a value of $10,000.

(3)	During fiscal year 2019, Mr. Dietrich received a housing and relocation allowance of $252,000 (of which $95,500 was attributable to state and federal tax liability).

(4)	During fiscal year 2018, Mr. Dietrich received a housing and relocation allowance of $94,500 (of which $19,500 was attributable to state and federal tax liability).

Outstanding Equity Awards at December 31, 2019

There were no outstanding equity awards held by our executive officers as of December 31, 2019.

Employment Agreement

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

The following table shows information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	Stock Awards(1)		Option and Warrant Awards(1)	Total
Charles Blum (2)	$37,500	$6,000	(5)	$—	$43,500
Cecil Kyte (3)	$63,860	$12,000	(6)	$—	$75,860
Graham Farrar (4)	$35,000	$7,500	(7)	$—	$42,500

(1)	These amounts are the aggregate fair value of the equity compensation granted to our directors during the fiscal year. The fair value is computed in accordance with FASB ASC Topic 718.

(2)	Mr. Blum resigned from our Board effective July 16, 2019.

(3)	Mr. Kyte resigned from our Board effective July 16, 2019.

(4)	Mr. Farrar resigned from our Board effective July 16, 2019.

(5)	On July 16, 2019, the Company’s Compensation Committee approved the grant of 600,000 shares of common stock to Mr. Blum which vested in full upon grant.

(6)	On July 16, 2019, the Company’s Compensation Committee approved the grant of 1,200,000 shares of common stock to Mr. Kyte which vested in full upon grant.

(7)	On July 16, 2019, the Company’s Compensation Committee approved the grant of 750,000 shares of common stock to Mr. Farrar which vested in full upon grant.

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

The Prior Plans provide for the grant of incentive stock options, non-statutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our Prior Plans also provide that the grant of performance stock awards may be paid out in cash as determined by the Committee (as defined herein). The 2018 Plan provides for the grant of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), other equity awards and/or cash awards to employees, directors and consultants as may be determined by the 2018 Plan Committee (as defined herein).

Plan Details

The following table and information below sets forth information as of December 31, 2019 with respect to our Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2014 Equity Incentive Plan	1,685,792	$0.31	—
2015 Equity Incentive Plan	3,059,157	$0.94	—
2016 Equity Incentive Plan	1,715,104	$0.51	—
2017 Equity Incentive Plan	7,660,850	$0.87	—
2018 Equity Incentive Plan	13,700,000	$0.20	190,000
Equity compensation plans not approved by security holders	—	—	—
Total	27,820,903	$0.50	190,000

Summary of the Prior Plans

Authorized Shares

No shares of our common stock are reserved for issuance pursuant to the 2014 Plan, 2015 Plan, the 2016 Plan and the 2017 Plan. Shares issued under our Prior Plans may be authorized but unissued or reacquired shares of our common stock. Shares subject to stock awards granted under our Prior Plans that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under our Prior Plans. Additionally, shares issued pursuant to stock awards under our Prior Plans that we repurchase or that are forfeited, as well as shares reacquired by us as consideration for the exercise or purchase price of a stock award, will become available for future grant under our Prior Plans.

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

Subject to the terms of our Prior Plans, the Committee has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares subject to each stock award, the fair market value of a share of our common stock, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under the Prior Plans. The Committee has the power to modify outstanding awards under the Prior Plans, subject to the terms of the Prior Plans and applicable law. Subject to the terms of our Prior Plans, the Committee has the authority to reprice any outstanding option or SAR, cancel and re-grant any outstanding option or SAR in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options

Stock options may be granted under the Prior Plans. The exercise price of options granted under our Prior Plans must at least be equal to the fair market value of our common stock on the date of grant. The term of an ISO may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed 5 years and the exercise price must equal at least 110% of the fair market value on the grant date. The Committee will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the Committee, as well as other types of consideration permitted by applicable law. No single participant may receive more than 25% of the total options awarded in any single year. Subject to the provisions of our Prior Plans, the Committee determines the other terms of options.

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

Summary of the 2018 Plan

Key Features of the 2018 Plan

Certain key features of the 2018 Plan are summarized as follows:

●	If not terminated earlier by the Board, the 2018 Plan will terminate on April 27, 2028.

●	Up to a maximum aggregate of 25,000,000 shares of common stock may be issued under the 2018 Plan. The maximum number of shares that may be issued pursuant to the exercise of ISOs is also 25,000,000.

●	The 2018 Plan will generally be administered by a committee comprised solely of independent members of the Board. This committee will be the Compensation Committee unless otherwise designated by the Board (the “2018 Plan Committee”). The Board may designate a separate committee to make awards to employees who are not officers subject to the reporting requirements of Section 16 of the Exchange Act.

●	Employees, consultants and Board members are eligible to receive awards, provided that the 2018 Plan Committee has the discretion to determine (i) who shall receive any awards, and (ii) the terms and conditions of such awards.

●	Awards may consist of ISOs, NQSOs, restricted stock, RSUs, SARs, other equity awards and/or cash awards.

●	Stock options and SARs may not be granted at a per share exercise price below the fair market value of a share of our common stock on the date of grant.

●	Stock options and SARs may not be repriced or exchanged without stockholder approval.

The maximum exercisable term of stock options and SARs may not exceed ten years.

●	Awards are subject to recoupment of compensation policies adopted by the Company.

●	A non-employee director serving in the following positions cannot receive awards in any fiscal year which in the aggregate exceeds the following number of shares: (i) chairperson or Lead Director (as defined in the 2018 Plan) – 2,500,000 shares; (ii) other non-employee director - 2,500,000 shares. In addition, the aggregate amount of all cash compensation (including annual retainers and other fees, whether or not granted under the 2018 Plan) plus the aggregate grant date fair market value of all awards issued under the 2018 Plan (or under any other incentive plan) provided to any non-employee director during any single calendar year may not exceed $1,000,000.

Background and Purpose of the 2018 Plan.  The purpose of the 2018 Plan is to promote our long-term success and the creation of stockholder value by:

●	Attracting and retaining the services of key employees who would be eligible to receive grants as selected participants;

●	Motivating selected participants through equity-based compensation that is based upon the performance of our common stock; and

●	Further aligning selected participants’ interests with the interests of our stockholders, through the award of equity compensation grants which increases their interest in the Company, to achieve long-term growth over short-term performance.

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

Administration of the 2018 Plan.  The 2018 Plan will be administered by our Board’s Compensation Committee, acting as the 2018 Plan Committee, which shall consist of independent Board members, if such committee is in place or by the full Board. With respect to certain awards issued under the 2018 Plan, the members of the 2018 Plan Committee also must be “Non-Employee Directors” under Rule 16b-3 of the Exchange Act. Subject to the terms of the 2018 Plan, the 2018 Plan Committee has the sole discretion, among other things, to:

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

Types of Awards.

Stock Options. A stock option is the right to acquire shares at a fixed exercise price over a fixed period of time. The 2018 Plan Committee will determine, among other terms and conditions, the number of shares covered by each stock option and the exercise price of the shares subject to each stock option, but such per share exercise price cannot be less than the fair market value of a share of our common stock on the date of grant of the stock option. The fair market value of a share of our common stock for the purposes of pricing our awards shall be equal to the closing price for our common stock as reported by the OTC Pink or such other principal trading market on which our securities are traded on the date of determination. Stock options may not be repriced or exchanged without stockholder approval, and no re-load options may be granted under the 2018 Plan.

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

The Committee will decide the effect of a change in control of the Company on outstanding awards. The Committee may, among other things, provide that awards will fully vest and/or be cancelled upon a change in control, or fully vest upon an involuntary termination of employment following a change in control. The Committee may also include in an award agreement provisions designed to minimize potential negative income tax consequences for the participant or the Company that could be imposed under the golden parachute tax rules of Code Section 280G.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our current directors and the named executive officer identified under the heading “Executive Compensation” and (iii) all of our current directors and named executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares of common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days after July 10, 2020 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 493,726,405 shares of our common stock issued and outstanding on July 10, 2020. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after July 10, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the stockholders below is in care of MassRoots, Inc., 1560 Broadway, Office 17-105, Denver, Colorado 80202.

NAME OF OWNER	NUMBER OF SHARES OWNED		PERCENTAGE OF COMMON STOCK	PERCENTAGE OF VOTING SECURITIES (12)
5% or Greater Stockholders
Iliad Research & Trading, L.P. (1)	54,797,542	(2)	9.99%	7.35%
Cavalry Fund I LP (3)	54,797,542	(4)	9.99%	7.35%
L1 Capital Global Opportunities Master Fund (5)	54,797,542	(6)	9.99%	7.35%
Odyssey Research and Trading, LLC (7)	31,378,906	(8)	5.72%	4.02%
John Fife (9)	54,797,542	(10)	9.99%	7.35%
Named Executive Officers and Directors
Isaac Dietrich	18,738,831	(11)	3.66%	31.14%
All directors and named executive officers as a group (1 person)	18,738,831		3.66%	31.14%

(1)

Pursuant to a Schedule 13G/A filed by Iliad Research & Trading, L.P. (“Iliad”) with the SEC on June 19, 2020 (the “Iliad Schedule 13G”), Iliad Management, LLC is the General Partner of Iliad, Fife Trading, Inc. is the Manager of Iliad Management, LLC and John Fife is the President of Fife Trading, Inc.

(2)

Includes 54,797,542 shares of common stock issuable upon conversion of an outstanding note. Excludes 1,387,567,483 shares of common stock issuable upon conversion of an outstanding note which contains a 9.99% beneficial ownership blocker.

(3)	Pursuant to a Schedule 13G filed by Cavalry Fund I LP (“Cavalry”) with the SEC on February 13, 2020, Cavalry Fund I Management LLC is the General Partner of Cavalry, and Thomas Walsh is the Manager of Cavalry Fund I Management LLC. As such, Cavalry Fund I Management LLC and Mr. Walsh may be deemed to beneficially own the securities held by Cavalry. To the extent Mr. Walsh is deemed to beneficially own such shares, Mr. Walsh disclaims beneficial ownership of these securities for all other purposes.

(4)	Includes 54,797,542 shares of common stock issuable upon conversion of outstanding notes. Excludes (i) 7,156,100,196 shares of common stock issuable upon conversion of outstanding notes which contain a 4.99% beneficial ownership blocker and (ii) 218,466,600 shares of common stock issuable upon exercise of warrants which contain a 4.99% beneficial ownership blocker.

(5)	David Feldman as Director of L1 Capital Global Opportunities Master Fund as voting and dispositive power over the securities held by such entity.

(6)	Includes 54,797,542 shares of common stock issuable upon conversion of outstanding notes. Excludes (i) 7,287,176,055 shares of common stock issuable upon conversion of outstanding notes which contain a 9.99% beneficial ownership blocker and (ii) 214,825,823 shares of common stock issuable upon exercise of warrants which contain a 4.99% beneficial ownership blocker.

(7)	John Fife is the President of Fife Trading, Inc. which is the Manager of Iliad Management, LLC which is the Manager of Odyssey Research and Trading, LLC.

(8)	Includes 31,378,906 shares of common stock issuable upon conversion of outstanding notes.

(9)	John Fife is the President of Fife Trading, Inc. which is the Manager of Iliad Management, LLC which is the General Partner of Iliad. In addition, Iliad Management, LLC is the Manager of Odyssey Research and Trading, LLC.

(10)	Includes (i) 31,378,906 shares of common stock issuable upon conversion of outstanding notes held by Odyssey Research and Trading, LLC and (ii) 23,418,636 shares of common stock issuable upon conversion of an outstanding note held by Iliad. Excludes (i) 1,418,946,389 shares of common stock issuable upon conversion of an outstanding note held by Iliad which contains a 9.99% beneficial ownership blocker.

(11)	Consists of (i) 17,738,831 shares of common stock and (ii) 1,000,000 shares of common stock underlying shares of Series C Preferred Stock.

(12)	Collectively the shares of Series C Preferred Stock are entitled to cast such number of votes equal to 40% of the issued and outstanding Common Stock. Accordingly, collectively, the Series C Preferred Stock can vote 197,490,562 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During our fiscal years ended December 31, 2019 and 2018, we have not been a party to any transaction in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation which are described elsewhere in this Annual Report on Form 10-K.

Director Independence

Our Board has decided that it would judge the independence of its directors by the heightened standards established by the Nasdaq Stock Market, despite the Company not being subject to these standards at this time. Our Board considers a director to be independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC. Based on the foregoing, the Board has determined that none of our directors currently meet the independence standards established by the Nasdaq Stock Market and the applicable independence rules and regulations of the SEC

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by RBSM LLP (“RBSM”) for the fiscal years ended December 31, 2019 and 2018.

	RBSM
	2019	2018
Audit Fees	$75,000	$94,000
Audit-Related Fees	-	20,000
Tax Fees	-	-
Other Fees	-	-
Totals	$75,000	$114,000

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by RBSM for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or services that are normally provided by the registered independent accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2019 and 2018 were $75,000 and $94,000, respectively.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by RBSM that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1) for the fiscal years ending December 31, 2019 and 2018 were $0 and $20,000, respectively, primarily for the review of the Company’s registration statements. Audit related fees primarily include the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q during 2019.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2019 and 2018 was $0 and $0, respectively, for RBSM.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2019 and 2018 were $0 and $0, respectively, for RBSM.

The Company’s board of directors, acting in place of an audit committee, approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(b) Exhibit Index

No.	Description
2.1	Plan of Reorganization, dated March 18, 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
2.2	Agreement and Plan of Merger between MassRoots, Inc. and Whaxy Inc. and DDDigtal Inc. and Zachary Marburger and the Stockholders of DDDigtal Inc., dated December 15, 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 16, 2016)
2.3	Agreement and Plan of Merger between MassRoots, Inc. and MassRoots Compliance Technology, Inc. and Odava, Inc. and Scott Kveton and the Stockholders of Odava, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 5, 2017)
2.4	Agreement and Plan of Merger between MassRoots, Inc., MassRoots Supply Chain, Inc., COWA Science Corporation and Christopher Alameddin, as the representative of the Stockholders of COWA Science Corporation, dated February 11, 2019 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 12, 2019)
3.1	Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 19, 2018)
3.2	Bylaws of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.3	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017)
3.4	Certificate of Designations, Preferences and Rights of the Series A Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
3.5	Certificate of Designations, Preferences and Rights of the Series B Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
3.6	Certificate of Designations, Preferences and Rights of the Series C Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 22, 2019)
3.7*	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Preferred Stock
4.1	Form of Common Stock Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
4.2*	Description of Registrant’s Securities
10.1+	2014 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.2+	2015 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016)
10.3	Form of Warrant utilized by Service Providers (Incorporated by reference our Registration Statement on Form S-1 filed with the SEC on April 11, 2016)
10.4	Form of Warrant dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)

10.5	Form of Securities Purchase Agreement dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.6+	2016 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder. (Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2016)
10.7+	2017 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Definitive Schedule 14C Information Statement filed with the SEC on December 9, 2016)
10.8	Form of Joinder Agreement to Agreement and Plan of Merger made by each stockholder of Odava, Inc. and agreed to and acknowledged by MassRoots, Inc. and MassRoots Compliance Technology, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 5, 2017)
10.9	Form of Subscription Agreement dated July 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.10	Form of Warrant dated July 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.11	Form of Warrant dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.12	Form of Securities Purchase Agreement dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.13	Form of Security Agreement dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.14	Form of Amended and Restated Simple Agreement for Future Tokens (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on February 14, 2018)
10.15	Form of Director Separation Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.16	Form of Warrant dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.17	Form of Mutual Release and Non-Disparagement Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.18	Form of Separation Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.19+	Employment Agreement by and between the Company and Isaac Dietrich (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.20	Form of Warrant dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2017)
10.21	Form of Subscription Agreement dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2017)
10.22+	CFO Services Agreement by and between the Company and Jesus Quintero (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 16, 2019)
10.23	Form of Securities Purchase Agreement dated January 31, 2018 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2018)
10.24	Form of Warrant dated January 31, 2018 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2018)
10.25	Membership Agreement between the Company and WeWork dated May 1, 2020 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 5, 2020)

10.26	Form of Securities Purchase Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 20, 2018)
10.27	Form of Secured Convertible Promissory Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 20, 2018)
10.28	Form of Security Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 20, 2018)
10.29+	2018 Equity Incentive Plan (Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the SEC on May 11, 2018)
10.30	Securities Purchase Agreement dated May 16, 2019 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 24, 2019)
10.31	Convertible Promissory Note dated May 16, 2019 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 24, 2019)
10.32	Form of Subscription Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
10.33	Form of Warrant (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
10.34	Form of Exchange Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
10.35	Form of Separation Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 22, 2019)
10.36	Form of Convertible Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 26, 2019)
10.37	Form of Series A Exchange Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.38	Form of Series A Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.39	Form of Series B Exchange Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.40	Form of Series B Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.41	Form of December Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.42	Form of January Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.43	Form of First March Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.44	Form of Second March Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.45	Form of April Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
14.1	Code of Ethics of the Company (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 1, 2015)
21.1*	List of Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	filed herewith.
+	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of July, 2020.

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

Signatures	Title	Date

/s/ Isaac Dietrich	Chief Executive Officer (Principal Executive Officer) and	July 16, 2020
Isaac Dietrich	Chairman of the Board of Directors

/s/ Jesus Quintero	Chief Financial Officer	July 16, 2020
Jesus Quintero	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MassRoots, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MassRoots, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses that raise substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Henderson, Nevada
July 16, 2020

MASSROOTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash	$1,120	$29,568
Prepaid expenses	1,975	14,000
TOTAL CURRENT ASSETS	$3,095	$43,568

Property and equipment - net	-	6,733

OTHER ASSETS
Investments	-	247,912
Software cost, net of amortization and impairment of $260,565 and $25,701, respectively	-	234,864
Deposits and other assets	-	36,000
Total Other Assets	-	518,776

TOTAL ASSETS	$3,095	$569,077

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdrafts	$13,749	$-
Accounts payable and accrued expenses	5,455,063	959,668
Accrued payroll and related expenses	3,724,050	2,992,023
Advances	337,500	932,500
Non-convertible notes payable	165,750	26,150
Derivative liability	20,236,870	-
Convertible notes payable, net of debt discount of $380,431 and $209,898, respectively	6,939,039	2,495,102
TOTAL CURRENT LIABILITIES	36,872,021	7,405,443

Commitments and Contingencies (See Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock - Series A, $0.001 par value, 6,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock - Series B, $0.001 par value, 2,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock - Series C, $0.001 par value, 1,000 shares authorized; 1,000 and 0 shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 384,266,948 and 168,706,472 shares issued and outstanding, respectively	384,267	168,707
Common stock to be issued, 944,659,814 and 80,000 shares, respectively	944,660	80
Additional paid in capital	151,364,371	73,770,195
Accumulated deficit	(189,562,225)	(80,775,348)
TOTAL STOCKHOLDERS' DEFICIT	(36,868,926)	(6,836,366)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,095	$569,077

The accompanying notes are an integral part of these consolidated financial statements.

MASSROOTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

REVENUES	$23,703	$19,597

OPERATING EXPENSES
Cost of revenues	3,530	994
Advertising	29,764	501,451
Payroll and related expense	1,156,914	907,870
Stock based compensation	222,700	6,924,242
Impairment on COWA advances	360,500	-
Amortization of software costs	38,549	438,264
Impairment of software costs	196,315	606,714
Other general and administrative expenses	1,460,867	4,524,577
Total operating expenses	3,469,139	13,904,112

LOSS FROM OPERATIONS	(3,445,436)	(13,884,515)

OTHER (EXPENSE)
Interest expense	(4,935,470)	(1,971,329)
Preferred stock issuance costs	(5,585,594)	-
Derivative liability for authorized shares shortfall	(18,921,537)	-
Change in fair value of derivative liabilities	(685,415)	(160,597)
Loss on sale of securities	(91,931)	-
Loss on conversion of convertible debentures	(603,529)	-
Total Other (Expense)	(30,823,476)	(2,131,926)

Net Loss before Income Taxes	(34,268,912)	(16,016,441)

Provision for Income taxes (benefit)	-	-

NET LOSS	(34,268,912)	(16,016,441)

Contingent beneficial conversion feature on preferred A shares	(45,147,093)	-
Deemed dividend from warrant price protection	(28,933,472)	-
Deemed dividend from exchange of preferred shares for convertible notes	(1,476,280)	-
Deemed dividend for issuance of common shares to settle warrant provision	(437,400)	-

NET LOSS available to common stockholders	$(110,263,157)	$(16,016,441)

Net loss per common share - basic and diluted	$(0.19)	$(0.10)

Weighted average common shares outstanding - basic and diluted	576,802,421	155,885,213

The accompanying notes are an integral part of these consolidated financial statements.

MASSROOTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	Preferred Stock B		Preferred Stock C		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance as of December 31, 2018	-	$-	-	$-	168,706,472	$168,707	80,000	$80	$73,770,195	$(80,775,348)	$(6,836,366)

Issuance of common stock previously to be issued	-	-	-	-	80,000	80	(80,000)	(80)	-	-	-

Issuance of preferred Series A shares in exchange for warrants canceled	-	-	-	-	-	-	-	-	(296,746)	-	(296,746)

Sale of preferred Series B shares and warrants	1,126	1	-	-	-	-	-	-	1,407,499	-	1,407,500

Conversion of preferred Series A shares to common shares	-	-	-	-	80,000,000	80,000	903,823,564	903,824	2,153,424	-	3,137,248

Common stock issued as origination shares	-	-	-	-	1,250,000	1,250	-	-	140,083	-	141,333

Common stock issued upon conversion of convertible notes	-	-	-	-	109,583,224	109,583	37,100,000	37,100	1,548,619	-	1,695,302

Warrants exercised for cash	-	-	-	-	1,555,160	1,555	1,126,250	1,126	170,268	-	172,949

Common stock issued to satisfy a true-up provision	-	-	-	-	5,553,191	5,553	-	-	16,661	-	22,214

Common stock issued in settlement of a warrant provision	-	-	-	-	9,000,000	9,000	-	-	428,400	(437,400)	-

Common stock issued in exercise of cashless warrants	-	-	-	-	3,997,661	3,998	-	-	(3,998)	-	-

Preferred and common shares issued for services	-	-	1,000	1	2,950,000	2,950	2,550,000	2,550	203,199	-	208,700

Options issued for services	-	-	-	-	-	-	-	-	14,000	-	14,000

Common stock issued in lieu of interest expense	-	-	-	-	1,591,240	1,591	60,000	60	35,365	-	37,016

Deemed dividend related to warrant price protection	-	-	-	-	-	-	-	-	28,933,472	(28,933,472)	-

Contingent beneficial conversion feature on preferred Series A shares	-	-	-	-	-	-	-	-	45,147,093	(45,147,093)	-

Deemed dividend resulting from exchange of preferred Series A and B shares for convertible notes	-	-	-	-	-	-	-	-	(1,476,280)	-	(1,476,280)

Preferred Series B shares exchanged for convertible notes	(1,126)	(1)	-	-	-	-	-	-	(826,883)	-	(826,884)

Net loss	-	-	-	-	-	-	-	-	-	(34,268,912)	(34,268,912)

Balance as of December 31, 2019	-	$-	1,000	$1	384,266,948	$384,267	944,659,814	$944,660	$151,364,371	$(189,562,225)	$(36,868,926)

			Common Stock		Additional
	Common Stock		to be Issued		Paid	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	Total

Balance as of December 31, 2017	$112,165,839	$112,166	$12,572,500	$12,573	$63,315,749	($564,000)	($74,252,214)	($11,375,726)

Reclassify fair value of derivative liabilities to retained earnings	-	-	-	-	-	-	9,493,307	9,493,307

Issuance of common stock previously to be issued	14,362,500	14,363	(14,362,500)	(14,363)	-	564,000	-	564,000

Common stock shares to be retired in 2018	(1,790,000)	(1,790)	1,790,000	1,790	-	-	-	-

Common stock issued upon conversion of debentures	3,742,648	3,743	-	-	632,507	-	-	636,250

Common shares issued in lieu of interest expense	324,881	325	-	-	52,158	-	-	52,483

Sale of common stock	13,700,000	13,700	-	-	2,726,300	-	-	2,740,000

Common stock issued upon cashless exercise of options	95,134	95	-	-	(95)	-	-	-

Common stock issued upon cashless exercise warrants	7,906,470	7,906	-	-	(7,906)	-	-	-

Common stock issued upon exercise of warrants for cash	4,605,000	4,605	80,000	$80	632,545	-	-	637,230

Common stock issued for services	13,594,000	13,594	-	-	3,494,593	-	-	3,508,187

Fair value of warrants repriced due to price protection	-	-	-	-	160,597	-	-	160,597

Fair value of vesting options	-	-	-	-	2,146,184	-	-	2,146,184

Issuance of convertible warrants	-	-	-	-	617,563	-	-	617,563

Net Loss	-	-	-	-	-	-	($16,016,441)	($16,016,441)

Balance as of December 31, 2018	168,706,472	$168,707	80,000	$80	$73,770,195	$-	($80,775,348)	($6,836,366)

The accompanying notes are an integral part of these consolidated financial statements.

MASSROOTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,268,912)	$(16,016,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	685,415	160,597
Preferred stock issuance costs	5,585,594	-
Depreciation and amortization	45,282	443,062
Financing costs	-	32,500
Impairment on investment	65,000	-
Impairment loss on software costs	196,315	606,714
Impairment on COWA advances	360,500	-
Interest and amortization of debt discount	4,716,970	1,839,960
Loss on conversion of convertible notes payable	603,529	-
Derivative liability for authorized shares shortfall	18,921,537	-
Loss on sale of investment	91,931	-
Loss on sale of property and equipment	-	47,612
Stock based compensation	222,700	5,654,371
Changes in operating assets and liabilities:
Prepaid and other current assets	12,025	2,556
Advances to COWA, net	(360,500)	-
Advanced settlement	-	(10,394)
Security deposit	36,000	(2,498)
Accounts payable and accrued expenses	557,360	(298,115)
Accrued payroll and related expenses	732,027	1,116,176
Net cash used in operating activities	(1,797,227)	(6,423,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,996)
Proceeds from Sale of investments	90,981	-
Purchase of software	-	(260,565)
Net cash provided by (used in) investing activities	90,981	(264,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	13,749	-
Proceeds from common stock sales	-	3,304,000
Proceeds from sale of Series B Shares and warrants	1,407,500	-
Proceeds from exercise of warrants	172,949	637,230
Proceeds from issuance of convertible notes payable	549,000	3,567,500
Proceeds from issuance of non-convertible notes payable	175,000	-
Repayment of convertible notes payable	-	(2,160,938)
Repayment of non-convertible notes payable	(45,400)	-
Repayment of advances	(595,000)	(360,000)
Proceeds from advances	-	528,650
Net cash provided by financing activities	1,677,798	5,516,442

NET DECREASE IN CASH	(28,448)	(1,172,019)

Cash, beginning of period	29,568	1,201,587

Cash, end of period	$1,120	$29,568

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$218,500	$131,369
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock previously to be issued	$80	$-
Issuance of preferred Series A shares in exchange for warrants canceled	$296,746	$-
Conversions of preferred Series A shares to common shares	$3,137,248	$-
Common stock issued as origination shares	$141,333	$-
Common stock issued upon conversion of convertible notes	$1,695,302	$636,250
Common stock issued in settlement of a warrant provision	$437,400	$-
Common stock issued in exercise of cashless warrants	$3,998	$-
Common stock issued in lieu of interest expense	$37,016	$52,483
Deemed dividend related to warrant price protection	$28,933,472	$-
Contingent beneficial conversion feature on preferred Series A shares	$45,147,093	$-
Deemed dividend resulting from exchange of preferred Series A and Series B shares for convertible notes	$1,476,280	$-
Preferred Series B shares exchanged for convertible notes	$826,884	$-
Proceeds received from subscriptions receivable	$-	$564,000
Derivative liability reclassed to retained earnings	$-	$9,493,307

The accompanying notes are an integral part of these consolidated financial statements.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2019, the Company had cash of $1,120 and working capital deficit (current liabilities in excess of current assets) of $36,868,926. During the year ended December 31, 2019, net cash used by the Company in operating activities was $1,797,227. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

During the year ended December 31, 2019, the Company received proceeds of $1,407,500, $172,949, $549,000, and $175,000 from the sale of preferred B shares and warrants, exercise of warrants, issuance of convertible notes, and issuance of non-convertible notes, respectively. The Company does not have cash sufficient to fund operations for the next fiscal year.

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

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business for one year from the date the consolidated financial statements are issued. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak of COVID-19 and its effects on our business or results of operations at this time. A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might continue to limit or ban public gatherings to halt or delay the spread of disease. The conditions may impact our clients’ and our ability to raise capital.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MassRoots, Inc. and its wholly-owned operating subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include stock-based compensation, fair values relating to derivative liabilities, fair value of our payroll tax liabilities, and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2019, and 2018, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2019 and 2018, the uninsured balances amounted to $0.

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

Investments

Investments are accounted for under the cost or the equity method of accounting, as appropriate. The Company accounts for investments in limited partnerships or limited liability corporations, whereby the Company owns a minimum of 5.0% of the investee’s outstanding voting stock, under the equity method of accounting. These investments are recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss, and dividends paid. As investments accounted for under the cost method do not have readily determinable fair values, the Company only estimates fair value if there are identified events or changes in circumstances that could have a significant adverse effect on the investment’s fair value.

Software, Equipment and Leasehold Improvements

Software, equipment and leasehold improvements are stated at cost. Depreciation and amortization for software, equipment and leasehold improvements is computed using the straight line method based on the useful lives of the assets (one to five years) or the remaining lease term, if shorter. Any allowance for leasehold improvements received from the landlord for improvements to our facilities is amortized using the straight-line method over the lesser of the remaining lease term or the useful life of the leasehold improvements. Repairs and maintenance costs are expensed as incurred.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. For the twelve months ended December 31, 2019 and 2018, the Company charged to operations $29,764 and $501,451, respectively, as advertising expense.

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

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption using the effective interest method.

Deemed Dividends and Beneficial Conversion Feature

The Company records, when necessary, deemed dividends for: (i) warrant price protection, based on the difference between the fair value of the warrants immediately before and after the repricing (inclusive of any full ratchet provisions), (ii) the exchange of preferred shares for convertible notes, based on the amount of the face value of the convertible notes in excess of the carrying value of the preferred shares, and (iii) the settlement of warrant provisions, based on the fair value of the common shares issued. The Company also records, when necessary, a contingent beneficial conversion resulting from price protection of the conversion price of Series A preferred shares, based on the change in the intrinsic value of the conversion options embedded in the preferred stock.

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

The Company’s free-standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common stock, and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2019 and 2018 using the applicable classification criteria enumerated under ASC 815, Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible debentures contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period. The Company also records derivative liabilities for instruments, including convertible notes, preferred stock, and warrants, in which the Company does not have sufficient authorized shares to cover the conversion of these instruments into shares of common stock.

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

The computation of basic and diluted income (loss) per share, for the twelve months ended December 31, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31, 2019	December 31, 2018
Common stock issuable upon conversion of convertible notes	3,697,833,022	13,146,218
Options to purchase common shares	27,621,765	27,371,765
Warrants to purchase common shares	3,342,376,365	74,910,002
Totals	7,067,831,152	115,427,985

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

FASB ASU 2017-01 (Topic 805), “Business Combinations: Clarifying the Definition of a Business” – Issued in January 2017, ASU 2017-01 revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance was effective for the Company in the first fiscal quarter of 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, and Derivatives and Hedging (“ASU 2017-11”) – Adopted in July 2017, ASU No. 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. The Company has adopted ASU No. 2017-11 effective as of January 1, 2018. The adoption of ASU No. 2017-11 impacted the Company’s consolidated financial statements by reclassifying derivative liabilities with a fair value of $9,493,307 on January 1, 2018 to the accumulated deficit.

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

NOTE 4 – INVESTMENTS

As of December 31, 2019 and 2018, the carrying value of our investments in privately held companies totaled $0 and $247,912, respectively. These investments are accounted for as cost method investments, as we owned less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities.

During the twelve months ended December 31, 2017, the Company acquired 23,810 shares of Class A common stock of Hightimes Holding Corp. for $100,002, or $4.20 per share. As a result of a forward share split of 1.9308657-for-1 on January 15, 2018, MassRoots owned 45,974 shares of Class A common stock. The acquired Class A common stock were considered non-marketable securities. The Company incurred an impairment of $65,000 on these shares during the year ended December 31, 2019. The Company sold 45,974 shares of Class A common stock for proceeds of $35,000 during the twelve months ended December 31, 2019.

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

On July 17, 2017, MassRoots converted the note into 430,622 shares of CannaRegs’ common stock. In 2018, CannaRegs re-incorporated as a Delaware C corporation under the name Regs Technology, Inc. (“Regs Technology”), keeping the same capitalization structure and business operations. MassRoots valued its holdings at $0 and $147,876 as of December 31, 2019 and 2018, respectively. The Company recorded an impairment expense of $155,336 on its holdings during fiscal year 2018 and recorded a $91,931 loss on the sale of investment during the year ended December 31, 2019. The Company sold its shares of Regs Technology for $55,983 during the year ended December 31, 2019. MassRoots owned less than 1% of Regs Technology’s issued and outstanding shares prior to the sale.

NOTE 5 – ADVANCES TO COWA SCIENCE CORPORATION

On February 11, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MassRoots Supply Chain, Inc., a wholly-owned subsidiary of the Company (“Merger Subsidiary”), COWA Science Corporation, a Delaware corporation (“COWA”), and Christopher Alameddin, an individual acting solely in his capacity as a stockholder representative (“Stockholder Representative”). Pursuant to the Merger Agreement, Merger Subsidiary will be merged with and into COWA, whereby the separate corporate existence of Merger Subsidiary will cease and COWA will be the surviving entity (the “Surviving Entity”) and will be a wholly-owned subsidiary of the Company (the “Merger”).

Upon effectiveness of the Merger (such time, the “Effective Date”), MassRoots will issue 50,000,000 shares of its common stock to the stockholders of COWA, allocated pro-rata based on each stockholder’s respective holdings of COWA immediately prior to the Effective Date and each share of the common stock of Merger Subsidiary will be converted into one newly issued, fully paid and non-assessable share of common stock of the Surviving Entity. If (i) within three years after the Effective Date, COWA has generated an aggregate of $2.5 million in revenue, the Company shall issue an aggregate of 25 million shares of common stock to the COWA stockholders; and (ii) within three years after the Effective Date, COWA has generated an aggregate of $7.5 million in revenue (inclusive of the $2.5 million in revenue generated in clause (i)), the Company shall issue an aggregate of 25 million additional shares of common stock to the COWA stockholders.

As of December 31, 2019, the Merger had not been effectuated.

As of December 31, 2019, MassRoots had advanced $370,500 to COWA for working capital, which is to be repaid on-demand should the Merger not be effectuated. As of December 31, 2019, COWA had repaid $10,000 and the Company wrote off the $360,500 balance of these advances.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2019 and December 31, 2018 is summarized as follows:

	December 31, 2019	December 31, 2018
Computers	$6,366	$6,366
Office equipment	17,621	17,621
Subtotal	23,987	23,987
Less accumulated depreciation	(23,987)	(17,254)
Property and equipment, net	$-	$6,733

Depreciation expense for the years ended December 31, 2019 and 2018 was $6,720 and $4,797, respectively. The Company incurred a loss on the write-off of property and equipment of $0 and $47,612 for fiscal years December 31, 2019 and 2018, respectively.

NOTE 7 – SOFTWARE COSTS

On December 15, 2016, the Company entered into a merger agreement (the “DDDigtal Merger Agreement”) with Whaxy, a wholly-owned subsidiary of the Company, DDDigtal, a Colorado corporation, Zachary Marburger, an individual acting solely in his capacity as stockholder representative, and all of the stockholders of DDDigtal. Pursuant to the DDDigtal Merger Agreement, the parties agreed to merge Whaxy with and into DDDigtal, whereby DDDigtal survived as a wholly-owned subsidiary of MassRoots (the “DDDigtal Merger”).

On January 25, 2017, the DDDigtal Merger was completed and became effective upon the filing of certificates of merger with the respective Secretary of State of the States of Delaware and Colorado, in such forms as required by, and executed in accordance with, the relevant provisions of the Delaware General Corporation Law and the Colorado Business Corporation Act.

Pursuant to the terms of the DDDigtal Merger Agreement, each share of DDDigtal’s common stock was to be exchanged for a number of shares of the Company’s common stock (or a fraction thereof), based on an exchange ratio, as ultimately calculated, equal to approximately 5.273-for-1, such that 1 share of the Company’s common stock was issued for every 5.273 shares of DDDigtal’s common stock.

On the effective date of the DDDigtal Merger (the “DDDigtal Effective Date”), the Company issued an aggregate of 2,926,830 shares of the Company’s common stock pro rata to all stockholders of DDDigtal in exchange for all of the outstanding shares of DDDigtal’s common stock. At the same time, each share of the common stock of Merger Subsidiary was converted into and exchanged for one share of common stock of DDDigtal held by the Company, and all shares of DDDigtal common stock outstanding immediately prior to the DDDigtal Effective Date were automatically cancelled and retired. At the DDDigtal Effective Date, DDDigtal continued as a surviving wholly-owned subsidiary of the Company and Whaxy ceased to exist.

In addition, pursuant to the terms of the DDDigtal Merger Agreement, the Company paid cash consideration, in December 2016, of $40,000 to Zachary Marburger and $20,000 to Micah Davidson, as repayment of outstanding debts owed by DDDigtal to such individuals.

As a condition to the closing of the DDDigtal Merger, the Company hired Zachary Marburger as its Vice President of Strategy and engaged Micah Davidson as a Senior Software Engineer. As a condition of Mr. Marburger’s employment and pursuant to the DDDigtal Merger Agreement, the Company paid Mr. Marburger an additional $40,000 following the one-year anniversary of his constant employment with the Company.

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

During fiscal year 2019 and 2018, MassRoots incurred amortization of software costs of $38,549 and $438,264, respectively. During the same period, MassRoots incurred impairment of software costs of $196,315 and $606,714, respectively.

NOTE 8 – ADVANCES AND NON-CONVERTIBLE NOTES PAYABLE

During the years ended December 31, 2019 and 2018, the Company received aggregate proceeds from advances of $0 and $528,650 and repaid an aggregate of $595,000 and $360,000, respectively, of advances. The advances were primarily for Simple Agreements for Future Tokens, entered into with eight accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2017 and 2018. As of December 31, 2019 and 2018, the Company owed advances of $337,500 and $932,500 and accrued interest of $10,500 and $0, respectively.

During the years ended December 31, 2019 and 2018, the Company received aggregate proceeds from non-convertible notes of $175,000 and $0 and repaid an aggregate of $45,400 and $0, respectively, of non-convertible notes. The non-convertible notes had maturity dates from March 21, 2019 to September 15, 2019 and have annual interest rates from 0%-20%. As of December 31, 2019 and 2018, the Company owed $165,750 and $26,150 in principal and accrued interest of $158,143 and $10,000, respectively.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2019, the Company owed accounts payable and accrued expenses of $5,455,063, as compared to $959,688 as of December 31, 2018. These are primarily comprised of payments to vendors, accrued interests on debts, and accrued legal bills.

NOTE 10 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018 and 2019. At December 31, 2019 and 2018, the Company owes payroll tax liabilities, including interest and penalties, of approximately $3,724,050 and $2,992,023 due to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities. The Company expects to settle these liabilities by December 31, 2020.

NOTE 11 – COMMITMENTS AND CONTENGIENCES

In the ordinary course of business, the Company is occasionally involved in lawsuits incidental to its business, including litigation related to its convertible debt. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability would not have a material adverse effect on the Company’s consolidated financial condition or results of operations. However, any unforeseen unfavorable development in any of these cases could have a material adverse effect on the Company’s consolidated financial condition, the Company records the potential results of operations  or cash flows in the period in which such a determination is made.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

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

In connection with the issuance of the notes, the Company issued five-year warrants to purchase an aggregate of 2,090,000 shares of Company’s common stock with an initial exercise price of $0.50 per share. The warrants contain certain anti-dilutive (reset) provisions.

From January 1 to January 16, 2018, the Company made payment to the holders of the notes in an aggregate of (i) $510,938 in cash and (ii) pursuant to the right of conversion of the notes, an aggregate of 3,742,648 shares of the Company’s common stock. The Company believes that it has completed all of its obligations under the notes and they are retired.

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

In December 2018, the Company made payments of an aggregate of $1,762,500 to holders of July 2018 notes. As of December 31, 2018, the aggregate remaining face value of the notes was $390,000. During the year ended December 31, 2019, holders of the July 2018 notes converted $390,000 in principal and $22,831 in interest into an aggregate of 10,102,353 shares of the Company’s common stock for settlement of the remaining balance due. The balance of these notes was $0 as of December 31, 2019.

In December 2018, the Company issued convertible promissory notes in the aggregate principal amount of $90,000 (including an aggregate original issuance discount of $15,000) maturing June 1, 2019 and bearing interest of 5% per annum. The Company shall have the right to prepay the notes for an amount equal to 130% multiplied by the portion of the Outstanding Balance (as defined in the notes) being prepaid. The investors shall have the right to convert the Outstanding Balance of the note at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. During the year ended December 31, 2019, the holder converted $90,000 in principal and $9,000 of accrued interest into an aggregate of 6,879,913 shares of common stock. As of December 31, 2019, the aggregate carrying value of the notes was $0.

On December 17, 2018, the Company issued a secured convertible promissory note in the principal amount of $2,225,000 (including an original issuance discount of $225,000) which matured on December 17, 2019 and bears interest at a rate of 8% per annum (which shall be increased to 22% upon the occurrence of an event of default). The Company shall have the right to prepay the note for an amount equal to 125% multiplied by the portion of the Outstanding Balance (as defined in the note) being prepaid. In addition, the note is secured by the Security Agreement (as defined below). The investor shall have the right to convert the Outstanding Balance of the note at any time into shares of common stock of the Company at a conversion price of $0.35 per share, subject to adjustment. Commencing on June 17, 2019, the investor shall have the right to redeem all or any portion of the note; provided, however, the investor may not request redemption in an amount that exceeds $350,000 during any single calendar month; provided, further however, upon the occurrence of an event of default, the redemption amount in any calendar month may exceed $350,000. Payments on redemption amounts may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of (a) $0.35 per share, subject to adjustment and (b) the Market Price (as defined in the note), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the note). The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%.

Pursuant to the terms of the agreement, the Company also entered into a security agreement (the “Security Agreement”) on the closing date pursuant to which the Company granted the investor a security interest in the Collateral (as defined in the Security Agreement). On July 16, 2019, the Company received a notice from an investor indicating that events of default had occurred and asserting default penalties of $761,330. During the year ended December 31, 2019, the holder converted $345,000 of principal into an aggregate of 53,522,295 shares of common stock. As of December 31, 2019, the remaining carrying value of the note was $1,880,000, net of debt discount of $0. As of December 31, 2019, accrued interest payable of $1,327,110 was outstanding on the note.

From January to June 2019, the Company issued convertible promissory notes in the aggregate principal amount of $389,000 (including aggregate original issuance discount of $39,000) maturing at various dates from July 15, 2019 through June 6, 2020 and bearing interest from 5% to 12% per annum. The Company shall have the right to prepay the notes for an amount equal to 130% multiplied by the portion of the Outstanding Balance (as defined in the notes) being prepaid. The investor shall have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of (a) $0.075 per share, subject to adjustment and (b) the Market Price (as defined in the notes), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the notes). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. During the year ended December 31, 2019, the holders converted $31,180 of principal and $8,000 of accrued interest into an aggregate of 10,000,000 shares of common stock. As of December 31, 2019, the remaining carrying value of the notes was $247,746, net of debt discount of $110,074. As of December 31, 2019, accrued interest payable of $456,900 was outstanding on the notes.

On November 13, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $108,900, having aggregate original issuance discount of $9,900, resulting in net proceeds of $99,000. The notes mature May 13, 2020 and bear interest of 12% per annum. During the first 180 days the notes are outstanding, the Company shall have the right to prepay the notes for an amount equal to 120% (during the first 90 days) or 135% (during the subsequent 90 days) of the Outstanding Balance (as defined in the notes) being prepaid. The investor shall have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the Conversion Date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization falls below $2,500,000, but not exceeding, 9.99%. As of December 31, 2019, the remaining carrying value of the notes was $14,871, net of debt discount of $94,029. As of December 31, 2019, accrued interest payable of $48,789 was outstanding on the notes.

On December 6, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $110,000, having aggregate original issuance discount of $10,000, resulting in net proceeds of $100,000. The notes mature June 6, 2020 and bear interest of 12% per annum. During the first 180 days the notes are outstanding, the Company shall have the right to prepay the notes for an amount equal to 120% (during the first 90 days) or 135% (during the subsequent 90 days) of the Outstanding Balance (as defined in the notes) being prepaid. The investor shall have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the Conversion Date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. As of December 31, 2019, the remaining carrying value of the notes was $15,027, net of debt discount of $94,973. As of December 31, 2019, accrued interest payable of $38,904 was outstanding on the notes.

In December 2019, the Company and the holders of all of the outstanding Series A and Series B Preferred Shares (the “Preferred Shares”) entered into Exchange Agreements whereby 2,800 Series A Preferred Shares outstanding and 1,126 Series B Preferred Shares outstanding were canceled in exchange for the issuance of an aggregate of $3,500,000 and $1,548,250 of convertible promissory notes, respectively. The notes have maturity dates from December 24, 2019 through May 18, 2020 and bear interest of 12% per annum. During the first 180 days the notes are outstanding, the Company shall have the right to prepay the notes for an amount equal to 120% (during the first 90 days) or 135% (during the subsequent 90 days) of the Outstanding Balance (as defined in the notes) being prepaid. The investor shall have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.005 per share, subject to adjustment. In the event of default, the Outstanding Balance shall immediately increase to 130% of the Outstanding Balance and a penalty of $100 per day shall accrue until the default is remedied. For a period of two years from the issuance date, in the event the Company issues or sells any additional common shares or common stock equivalents at a price less than the Conversion Price (as defined in the notes) then in effect (a “Dilutive Issuance”), the Conversion Price of the notes shall be reduced to the Dilutive Issuance Price and the number of shares issuable upon conversion shall be increased on a full ratchet basis. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note.    During the year ended December 31, 2019, the noteholders converted $185,500 of principal and $300 of accrued interest into an aggregate of 30,669,903 shares of common stock and 37,160,000 shares of common stock to be issued.

As of December 31, 2019, the remaining carrying value of the notes was $4,781,395, net of debt discount of $81,355. As of December 31, 2019, accrued interest payable of $1,583,795 was outstanding on the notes.

Upon the issuance of certain convertible debentures, the Company determined that the features associated with the embedded conversion option embedded in the debentures, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions (See Note 13).

NOTE 13 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

Upon the issuance of certain convertible debentures, warrants, and preferred stock, the Company determined that the features associated with the embedded conversion option embedded in the debentures, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

On January 1, 2018 the Company estimated the fair value of the embedded derivatives of $9,493,307 using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 108.44%, (3) weighted average risk-free interest rate of 1.28% to 2.20%, and (4) expected life of 0.13 to 4.65 years.

During the year ended December 31, 2019, upon issuance, the Company estimated the fair value of the embedded derivatives using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 110.59% to 119.18%, (3) risk-free interest rate of 1.48% to 2.33%, and (4) expected life of 0.01 to 3.0 years.

On December 31, 2019, the Company estimated the fair value of the embedded derivatives of $20,236,870 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 119.18%, (3) risk-free interest rate of 1.48% to 1.62%, and (4) expected life of 0.01 to 3.09 years.

The Company adopted the provisions of ASC 825-10. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

As of December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2019 and 2018:

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$20,236,870	$-	$-	$20,236,870

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$-	$-

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended December 31, 2019:

Balance, January 1, 2018	$9,493,307
Cumulative effect adjustment to reclassify fair value of derivative liabilities to retained earnings	(9,493,307)
Balance, December 31, 2018	-
Transfers in due to issuance of convertible notes and warrants with embedded conversion and reset provisions	686,059
Transfers out due to conversions of convertible notes and accrued interest into common shares	(56,142)
Derivative liability due to authorized shares shortfall	18,921,538
Mark to market to December 31, 2019	685,415
Balance, December 31, 2019	$20,236,870

Loss on change in derivative liabilities for the year ended December 31, 2019	$(685,415)

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

NOTE 14 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of blank check preferred stock, par value $0.001 per share.

On July 2, 2019, the Company authorized the issuance of 6,000 Series A preferred stock, par value $0.001 per share. The Series A preferred stock have a $1,250 stated value and are convertible into shares of common stock at $0.05 per share, subject to certain adjustments. The Certificate of Designation for the Series A preferred stock was filed on July 9, 2019.

On July 2, 2019 and July 11, 2019, the Company entered into exchange agreements with certain stockholders pursuant to which it exchanged warrants issued in July 2018 to purchase an aggregate of 26,000,000 shares of the Company’s common stock for an aggregate of 6,000 shares of Series A Preferred Stock. Accordingly, the fair value of the Series A Preferred Stock  of $5,882,340 was recognized, offset by preferred stock issuance costs of $5,585,594, net of a decrease in additional paid in capital of $296,746 for the fair value of the canceled warrants.

From July 5, 2019 to September 19, 2019, the Company issued an aggregate of 80,000,000 shares of common stock and 903,823,564 shares of common stock to be issued upon the conversion of 3,200 shares of Series A Preferred Stock.  Accordingly, Series A Preferred Stock was decreased by $3,137,248, common stock was increased by the par value of the common shares issued of $80,000, common stock to be issued was increased by the par value of the common shares to be issued $903,824, and additional paid in capital was increased by $2,153,424.

On December 3, 2019, the Company retired the remaining 2,800 shares of Series A Preferred Stock in exchange for the issuance of convertible notes (the “Exchange”) in the aggregate principal amount of $3,500,000.  Accordingly, Series A Preferred Stock was decreased by $2,745,086, additional paid in capital was decreased by $754,914 (stemming from recognition of a deemed dividend recognized immediately prior to the Exchange), and convertible notes payable was increased by $3,500,000. In addition, the derivative liabilities on the Series A Preferred Stock (stemming from the inability to convert caused by the authorized shares shortfall) of $2,012,420 was eliminated with a corresponding decrease in derivative liability for authorized shares shortfall expense. Lastly, derivative liabilities on the newly issued convertible notes (stemming from the inability to convert caused by the authorized shares shortfall) of $54,364 was recognized as an increase in derivative liabilities and a corresponding increase in debt discount on the convertible notes payable.

As of December 31, 2019, there were 0 shares of Series A Preferred Stock outstanding.

On June 24, 2019, the Company authorized the issuance of 2,000 shares of Series B Preferred Stock, par value $0.001 per share. The Series B Preferred Stock have a $1,250 stated value and are convertible into shares of common stock at $0.05 per share, subjected to certain adjustments. The Certificate of Designation for the Series B Preferred Stock was filed on July 9, 2019.

From June 24 to November 16, 2019, the Company issued 1,126 shares of Series B Preferred Stock for proceeds of $1,407,500.

From December 3 through December 31, 2019, the Company retired the remaining 1,126 shares of Series B Preferred Stock in exchange for the issuance of convertible notes (the “Exchange”) in the aggregate principal amount of $1,548,250.  Accordingly, Series B Preferred Stock was decreased by the par value of the preferred shares of $1, additional paid in capital was decreased by $826,883 (for the remaining carrying value of the preferred shares), additional paid in capital was decreased by $721,366 (stemming from recognition of a deemed dividend recognized immediately prior to the Exchange), and convertible notes payable was increased by $1,548,250. In addition, the derivative liabilities on the Series B Preferred Stock (stemming from the inability to convert caused by the authorized shares shortfall) of $776,965 was eliminated with a corresponding decrease in derivative liability for authorized shares shortfall expense. Lastly, derivative liabilities on the newly issued convertible notes (stemming from the inability to convert caused by the authorized shares shortfall) of $85,370 was recognized as an increase in derivative liabilities and a corresponding increase in debt discount on the convertible notes payable.

As of December 31, 2019, there were 0 shares of Series B Preferred Stock outstanding.

On July 16, 2019, the Company authorized the issuance of 1,000 Series C Preferred Stock, par value $0.001 per share. The 1,000 Series C preferred shares are convertible into 1,000,000 shares of common stock upon the Company listing on a national exchange and other conditions. The Certificate of Designation for the Series C Preferred Stock was filed on July 19, 2019.

On October 21, 2019, the Company issued 1,000 Series C Preferred Shares with a value of $10,000 for services rendered.

As of December 31, 2019, there were 1,000 shares of Series C Preferred Stock outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2019, there were 384,266,948 shares of common stock issued and outstanding.

The following common stock transactions were recorded during the years ended December 31, 2019 and 2018:

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

During the year ended December 31, 2019, the Company issued an aggregate of 80,000 shares of its common stock recorded as to be issued on December 31, 2018 for a cash warrant exercise.

During the year ended December 31, 2019, the Company issued an aggregate of 1,591,240 shares of its common stock as interest expense with a value of $36,830.

During the year ended December 31, 2019, the Company issued 5,553,191 shares of its common stock to satisfy a true-up provision with a value of $22,213.

During the year ended December 31, 2019, the Company issued an aggregate of 2,950,000 shares of its common stock and recorded an additional 2,550,000 shares as to be issued, having an aggregate fair value of $208,700, for services rendered.

During the year ended December 31, 2019, the Company issued an aggregate of 3,997,661 shares of its common stock upon the cashless exercise of outstanding warrants. Accordingly, common stock was increased by the par value of the common shares issued of $3,998 with a corresponding decrease in additional paid in capital.

During the year ended December 31, 2019, the Company issued 9,000,000 shares for the settlement of a warrant provision.  The fair value of the common shares issued of $437,400 was recognized as a deemed dividend whereby common stock was increased by the par value of the common shares issued of $9,000, additional paid in capital was increased by $428,400 and retained earnings was decreased by $437,400.

During the year ended December 31, 2019, the Company issued an aggregate of 1,555,160 shares of its common stock and recorded an additional 1,126,250 shares of common stock as to be issued for the cash exercise of warrants for proceeds of $172,950.

During the year ended December 31, 2019, the Company issued an aggregate of 111,174,464 shares of its common stock and 37,160,000 shares of common stock to be issued, having an aggregate fair value of $1,732,318, for the settlement of convertible debt with a principal amount of $1,041,680  and accrued interest of $40,131, which resulted in the elimination of $46,978 of derivative liabilities and an aggregate loss on conversion of convertible notes of $603,529.  Accordingly, common stock was increased by the par value of the common shares issued of $111,174, common stock to be issued was increased by the par value of the common shares to be issued of $37,160 and additional paid in capital was increased by $1,583,984.

During the year ended December 31, 2019, the Company issued an aggregate of 1,250,000 shares of its common stock as origination shares with a principal amount of $141,333.

During the year ended December 31, 2019, the Company issued an aggregate of 80,000,000 shares of common stock and 903,823,564 shares of common stock to be issued upon the conversion of 3,200 shares of Series A Preferred Stock.  Accordingly, Series A Preferred Stock was decreased by $3,137,248, common stock was increased by the par value of the common shares issued of $80,000, common stock to be issued was increased by the par value of the common shares to be issued of $903,824 and additional paid in capital was increased by $2,153,424.

NOTE 15 – WARRANTS

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

During the year ended December 31, 2019, the Company received $172,950 from cash exercises of warrants to purchase 1,555,160 shares of common stock. During the same period, the Company issued 3,997,661 shares of common stock upon the cashless exercise of warrants to purchase 12,686,249 shares of common stock.

On July 2, 2019 and July 11, 2019, the Company entered into exchange agreements with certain stockholders pursuant to which it exchanged warrants issued in July 2018 to purchase an aggregate of 26,000,000 shares of the Company’s common stock for an aggregate of 6,000 shares of Series A Preferred Stock.

During the year ended December 31, 2019, the Company issued 568,118,340 warrants to purchase shares of common stock at $0.075 per share pursuant to the Series B Preferred Stock offering.

During the year ended December 31, 2019, as a result of the Company’s Series B Preferred Stock offering, the ratchet provisions in certain warrants were triggered, causing the exercise price to be reset to $0.00224 per share. Accordingly, warrants to purchase 600,551,672 shares of common stock were repriced to a $0.00224 per share exercise price as of December 31, 2019. In addition, warrants to purchase an additional 2,729,734,691 shares of common stock at $0.00224 per share were issued as a result of this ratchet provision.

The Company recorded $28,933,472 in deemed dividends as a result of the triggering of price protection provisions in certain outstanding warrants. Accordingly, additional paid in capital was increased by $28,933,472 with a corresponding decrease in the accumulated deficit.

Warrants outstanding and exercisable at December 31, 2019 are as follows:

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.001 – 0.25	3,341,486,363	2.96	3,341,486,363
0.26 – 0.50	565,002	1.42	565,002
0.51 – 0.75	50,000	0.27	50,000
0.76 – 1.00	275,000	0.75	275,000
	3,342,376,365	2.96	3,342,376,365

A summary of the warrant activity for the years ended December 31, 2019 and 2018 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	35,187,847	$0.41	2.30	$-
Grants	60,832,338	0.08
Exercised	(20,184,508)	0.21
Forfeited/Cancelled	(925,675)	1.89
Outstanding at December 31, 2018	74,910,002	$0.14	3.89	$-
Grants	3,321,040,292	0.00064
Exercised	(15,367,659)	0.06
Forfeited/Cancelled	(38,206,270)	0.12
Outstanding at December 31, 2019	3,342,376,365	$0.00265	2.96	$8,791,956
Exercisable at December 31, 2019	3,342,376,365	$0.00265	2.96	$8,791,956

The aggregate intrinsic value outstanding stock warrants was $8,791,956, based on warrants with an exercise price less than the Company’s stock price of $0.005 as of December 31 2019, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 16 – STOCK OPTIONS

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

During the year ended December 31, 2018, the Company granted ten-year options outside of our Plans to purchase up to 13,250,000 shares of the Company’s common stock. The fair value of $2,146,193, was determined using the Black-Scholes option pricing model, assuming approximately 2.78% - 2.98% risk-free interest, 0% dividend yield, 112.67% - 116.28% volatility, and expected life of ten years and will be charged to operations over the vesting terms of the options.

The summary terms of the issuances for the twelve months ended December 31, 2018 are as follows:

Exercise Price	Number of Options	Vesting Terms
$0.20	12,000,000	Immediately
0.36	250,000	Immediately
0.40	1,000,000	Immediately

During the year ended December 31, 2019, the Company granted ten-year options outside of our Plans to purchase up to 250,000 shares of the Company’s common stock for advisory services. The fair value of $14,000, was determined using the Black-Scholes option pricing model, assuming approximately 2.43% risk-free interest, 0% dividend yield, 114% volatility, and expected life of ten years and will be charged to operations over the vesting terms of the options.

The summary terms of the issuances for the twelve months ended December 31, 2019 are as follows:

Exercise Price	Number of Options	Vesting Terms
$0.075	250,000	Immediately

Stock options outstanding and exercisable on December 31, 2019 are as follows:

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$0.01 – 0.25	13,306,786	8.26	13,306,786
0.26 - 0.50	1,939,631	7.26	1,939,631
0.51 – 0.75	1,820,112	6.68	1,820,112
0.76 - 1.00	9,926,072	6.71	9,926,072
1.01 - 2.00	629,164	6.61	629,164
	27,621,765		27,621,765

A summary of the stock option activity for the years ended December 31, 2019 and 2018 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	14,378,432	$0.76	7.23	$-
Grants	13,250,000
Exercised	(256,667)
Forfeiture/Cancelled	-
Outstanding at December 31, 2018	27,371,765	$0.50	8.42	$-
Grants	250,000
Exercised	-
Forfeiture/Cancelled	-
Outstanding at December 31, 2019	27,621,765	$0.49	7.49	$-
Exercisable at December 31, 2019	27,621,765	$0.49	7.49	$-

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.005 as of December 31, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with a volatility figure derived from historical data. The Company accounts for the expected life of options based on the contractual life of options for non-employees.

The fair value of all options that were vested as of the year ended December 31, 2019 and 2018 was $14,000 and $459,834, respectively. Unrecognized compensation expense of $0 at December 31, 2019 will be expensed in future periods.

NOTE 17 – INCOME TAXES

The Tax Cuts and Jobs Acts (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%. ASC 740, “Income Taxes”, requires that effects of changes in tax rates to be recognized in the period enacted. Recognizing the late enactment of the Act and complexity of accurately accounting for its impact, the Securities and Exchange Commission in Staff Accounting Bulletin 118 provides guidance that allows registrants to provide a reasonable estimate of the Act in their financial statements and adjust the reported impact in a measurement period not to exceed one year.

At December 31, 2019, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $83,792,687, which begin expiring in the year 2033, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the year ended December 31, 2019, the Company has increased the valuation allowance from $14,503,490 to $17,520,829.

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

The Company is required to file income tax returns in the U.S. Federal jurisdiction and in California and Colorado. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2015.

The Company’s deferred taxes as of December 31, 2019 and 2018 consist of the following:

	2019	2018
Non-Current deferred tax asset: (Estimated)
Net operating loss carry-forwards	$17,520,826	$14,503,490
Valuation allowance	(17,520,826)	(14,503,490)
Net non-current deferred tax asset	$-	$-

Income Taxes

The Company follows ASC 740-10 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period.

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

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2019 and 21% for 2018 is as follows:

	2018	2019
US federal statutory income tax rate	(21)%	(21)%
State tax – net of benefit	(5)%	(5)%
Non-deductible expenses	11%	11%
Increase in valuation allowance	15%	15%
Income tax expense	-	-

NOTE 18 – RELATED PARTY TRANSACTIONS

On October 1, 2019, Isaac Dietrich, the Company’s Chief Executive Officer, forfeited warrants received on July 21, 2017.

On October 21, 2019, the Company issued 1,000 shares of Series C Preferred Stock, having an aggregate fair value of $10,000, to Isaac Dietrich in recognition of his service to the Company.

NOTE 19 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On January 7, 2020, the Company issued and sold a convertible note in the aggregate principal amount of $55,000 (including an aggregate of $5,000 original issuance discount) to an accredited investor.

On January 8, 2020, the Company issued 37,160,000 shares of common stock that were recorded as to be issued as of December 31, 2019.

On February 24, 2020, the Company terminated the Agreement and Plan of Merger dated February 11, 2019 by and among the Company, Merger Subsidiary, COWA and Christopher Alameddin.

On March 5, 2020, the Company issued and sold a convertible note in the aggregate principal amount of $72,600 (including an aggregate of $6,600 original issuance discount) to an accredited investor.

On March 17, 2020, the Company issued and sold a convertible note in the aggregate principal amount of $17,600 (including an aggregate of $1,600 original issuance discount) to an accredited investor.

On April 17, 2020, the Company issued and sold convertible notes in the aggregate principal amount of $330,000 (including an aggregate of $30,000 original issuance discount) to accredited investors.

On April 17, 2020, a shareholder retired 69,000 shares of the Company’s common stock.

From January 8, 2020 to May 13, 2020, the Company issued 72,368,457 shares of common stock for the settlement of $82,268 in convertible debt and accrued interest.

On May 3, 2020, the Company received a loan in the principal amount of $50,000 pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP loan matures in May 2022 and bears an interest rate of 1.0% per annum. Payments of principal and interest of any unforgiven balance commence in December 2020.

The Company was unable to meet the original filing deadline of this Annual Report on Form 10-K which was due on March 30, 2020 as a result of circumstances relating to COVID-19. Specifically, as set forth in the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2020, as a result of the volatility in the markets due to COVID-19, the Company was unable to identify and raise capital necessary for it to, among other things, pay accounting and audit fees necessary for the preparation and filing of this Annual Report.

On June 26, 2020, the Company issued and sold a secured promissory note in the principal amount of $60,000 with 10% annual interest. On the two-year anniversary of the issuance of this note, June 26, 2022, all principal and interest becomes due and payable.

On July 8, 2020, the Company issued and sold a promissory note in the principal amount of $22,911 with 10% annual interest maturing on December 31, 2020.

On July 13, 2020, the Company issued and sold convertible notes in the aggregate principal amount of $110,000 (including an aggregate of $10,000 original issuance discount) to accredited investors which notes mature on January 13, 2021.