Form 10-Q
period 2020-03-31
MassRoots, Inc.
filed 2020-09-04
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-55431

MASSROOTS, INC.
(Exact name of business as specified in its charter)

Delaware	46-2612944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1560 Broadway, Office 17-105, Denver, CO	80202
(Address of principal executive offices)	(Zip code)

(720) 240-9546

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 2, 2020, there were 493,726,405 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q of MassRoots, Inc. (the “Company”) for the fiscal quarter ended March 31, 2020 (this “Form 10-Q”) ") is being filed in reliance upon the extension provided by an order issued by Securities and Exchange Commission (the "SEC") dated March 25, 2020 under Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”). On May 15, 2020, the Company filed a Current Report on Form 8-K (the “Current Report”) with the SEC stating its intent to rely on the Order to delay the filing of this Form 10-Q until no later than June 29, 2020, which is 45 days from the original filing deadline of May 15, 2020, because the Company was unable to meet the original filing deadline due to circumstances relating to COVID-19.

As set forth in the Current Report, as a result of the volatility in the markets due to COVID-19, the Company was unable to identify and raise capital necessary for it to, among other things, pay accounting and audit fees as were necessary for the preparation and filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As a result of the foregoing, there was a delay in the Company’s ability to prepare and complete its financial statements for the year ended December 31, 2019 which subsequently resulted in a delay in the Company’s ability to prepare and complete its financial statements for the quarter ended March 31, 2020 thereby resulting in the Company’s inability to timely file this Quarterly Report on Form 10-Q.

-i-

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those  set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, and our other filings with SEC.

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

-ii-

MASSROOTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$850	$1,120
Prepaid expenses	-	1,975
TOTAL CURRENT ASSETS	850	3,095

TOTAL ASSETS	$850	$3,095

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdrafts	$12,581	$13,749
Accounts payable and accrued expenses	6,200,147	5,455,063
Accrued payroll and related expenses	3,773,064	3,724,050
Advances	337,500	337,500
Non-convertible notes payable	149,000	165,750
Derivative liabilities	50,898,006	20,236,870
Convertible notes payable, net of debt discount of $254,463 and $380,431, respectively	7,132,244	6,939,039
TOTAL CURRENT LIABILITIES	68,502,542	36,872,021

Commitments and contingencies (See Note 8)

STOCKHOLDERS' DEFICIT
Preferred stock - Series C, $0.001 par value, 1,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value, 500,000,000 shares authorized; 474,976,405 and 384,266,948 shares issued and outstanding, respectively	474,977	384,267
Common stock to be issued, 907,499,814 and 944,659,814 shares, respectively	907,500	944,660
Additional paid in capital	246,633,884	151,364,371
Accumulated deficit	(316,518,054)	(189,562,225)
TOTAL STOCKHOLDERS' DEFICIT	(68,501,692)	(36,868,926)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$850	$3,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSROOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2020	2019

REVENUES	$-	$4,383

OPERATING EXPENSES
Cost of revenues	-	3,530
Advertising	-	27,208
Payroll and related expense	82,736	171,319
Stock based compensation	-	187,200
Amortization of software costs	-	12,850
Other general and administrative expenses	128,592	566,391
TOTAL OPERATING EXPENSES	211,328	968,498

LOSS FROM OPERATIONS	(211,328)	(964,115)

OTHER INCOME (EXPENSE)
Interest expense	(941,649)	(238,787)
Derivative liability for authorized shares shortfall	(31,129,095)	-
Change in fair value of derivative liabilities	327,062	-
Gain (loss) on conversion of convertible notes	2,114	(293,597)
TOTAL OTHER INCOME (EXPENSE)	(31,741,568)	(532,384)

Net Loss Before Income Taxes	(31,952,896)	(1,496,499)

Provision for income taxes (benefit)	-	-

NET LOSS	(31,952,896)	(1,496,499)

Deemed dividend from warrant price protection	(95,002,933)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(126,955,829)	$(1,496,499)

Net loss per common share-basic and diluted	$(0.09)	$(0.01)

Weighted average common shares outstanding-basic and diluted	1,368,486,089	177,158,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSROOTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
UNAUDITED

	Preferred Stock C		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2019	1,000	$1	384,266,948	$384,267	944,659,814	$944,660	$151,364,371	$(189,562,225)	$(36,868,926)

Issuance of common shares previously to be issued	-	-	37,160,000	37,160	(37,160,000)	(37,160)	-	-	-

Common shares issued upon conversion of convertible notes and accrued interest	-	-	53,618,457	53,619	-	-	266,511	-	320,130

Common shares contributed back to the Company and promptly retired	-	-	(69,000)	(69)	-	-	69	-	-

Deemed dividend related to warrant price protection	-	-	-	-	-	-	95,002,933	(95,002,933)	-

Net loss	-	-	-	-	-	-	-	(31,952,896)	(31,952,896)

Balance at March 31, 2020	1,000	$1	474,976,405	$474,977	907,499,814	$907,500	$246,633,884	$(316,518,054)	$(68,501,692)

	Preferred Stock C		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2018	-	$-	168,706,472	$168,707	80,000	$80	$73,770,195	$(80,775,348)	$(6,836,366)

Issuance of common shares previously to be issued	-	-	80,000	80	(80,000)	(80)	-	-	-

Common shares issued as origination shares	-	-	650,000	650	200,000	200	90,483	-	91,333

Common shares issued upon conversion of convertible notes and accrued interest	-	-	9,156,275	9,157	-	-	649,691	-	658,848

Common shares issued upon cashless exercise of warrants	-	-	448,102	448	-	-	(448)	-	-

Common shares issued for services	-	-	2,950,000	2,950	-	-	170,250	-	173,200

Options issued for services	-	-	-	-	-	-	14,000	-	14,000

Net loss	-	-	-	-	-	-	-	(1,496,499)	(1,496,499)

Balance at March 31, 2019	-	$-	181,990,849	$181,992	200,000	$200	$74,694,171	$(82,271,847)	$(7,395,484)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,952,896)	$(1,496,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(327,062)	-
Derivative liability for authorized shares shortfall	31,129,095	-
Depreciation and amortization	-	14,033
Interest and amortization of debt discount	941,649	238,787
(Gain) loss on conversion of convertible notes payable	(2,114)	293,597
Stock based compensation	-	187,200
Changes in operating assets and liabilities:
Accounts receivable	-	(583)
Prepaid expenses	1,975	(13,238)
Accounts payable and accrued expenses	50,987	490,120
Accrued payroll and related expenses	49,014	-
Net cash used in operating activities	(109,352)	(286,583)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in COWA Science Corporation	-	(32,500)
Net cash used in investing activities	-	(32,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(1,168)	-
Proceeds from issuance of convertible notes payable	132,000	150,000
Repayment of non-convertible notes payable	(21,750)	-
Proceeds from advances	-	140,000
Net cash provided by financing activities	109,082	290,000

Net decrease in cash	(270)	(29,083)

Cash, beginning of period	1,120	29,568

Cash, end of period	$850	$485

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares previously to be issued	$37,160	$80
Common shares issued upon conversion of convertible notes and accrued interest	$320,130	$658,848
Deemed dividend related to warrant price protection	$95,002,933	$-
Derivative liability recognized as debt discount on newly issued convertible notes	$103,255	$-
Common shares contributed back to the Company and promptly retired	$69	$-
Common shares issued as origination shares for convertible notes	$-	$91,333
Common shares issued upon cashless exercise of warrants	$-	$448

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Overview

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three months ended March 31, 2020 and 2019, its cash flows for the three months ended March 31, 2020 and 2019, and its financial position as of March 31, 2020 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim condensed consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on July 16, 2020 (the “Annual Report”). The December 31, 2019 balance sheet is derived from those statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2020, the Company had cash of $850 and a working capital deficit (current liabilities in excess of current assets) of $68,501,692. During the three months ended March 31, 2020, the net loss available to common stockholders was $126,955,829 and net cash used in operating activities was $109,352. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the condensed consolidated financial statements.

During the three months ended March 31, 2020, the Company received proceeds of $132,000 from the issuance of convertible notes. The Company does not have sufficient cash to fund operations for the next fiscal year.

The Company’s primary source of operating funds since inception has been cash proceeds from the public and private placements of the Company’s securities, including debt and equity securities, and proceeds from the exercise of warrants and options. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital through public or private equity offerings, debt financings or other sources; however, financing may not be available to the Company on acceptable terms, or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy, and the Company may be forced to curtail or cease operations.

Management’s plans regarding these matters encompass the following actions: 1) obtain funding from new and current investors to alleviate the Company’s working capital deficiency; and 2) implement a plan to generate revenues. The Company’s continued existence is dependent upon its ability to translate its audience into revenues. However, the outcome of management’s plans cannot be determined with any degree of certainty.

Accordingly, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for one year from the date the condensed consolidated financial statements are issued. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak of COVID-19 and its effects on our business including our financial condition, liquidity, or results of operations at this time. Management is actively monitoring the global situation and its impact on the Company’s financial condition, liquidity, operations, customers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects that the COVID-19 outbreak will have on its results of operations, financial condition, or liquidity for fiscal year 2020. As of the date of this Quarterly Report on Form 10-Q, the Company has experienced delays in securing new customers and related revenues and the longer this pandemic continues there may be additional impacts. Furthermore, the COVID-19 outbreak has and may continue to impact the Company’s ability to raise capital. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which the Company relies in fiscal year 2020.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of MassRoots, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include stock-based compensation, fair values relating to derivative liabilities, fair value of payroll tax liabilities, deemed dividends and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 825-10, “Financial Instruments” (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The estimated fair value of certain financial instruments, including cash, accounts payable and accrued liabilities are carried at historical cost basis, which approximates their fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.

The Company follows ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2020 and December 31, 2019, the uninsured balances amounted to $0.

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

The Company’s revenues are accounted for under ASC Topic 606, “Revenue From Contracts With Customers” (“ASC 606”) and generally do not require significant estimates or judgments based on the nature of the Company’s revenue streams. The sales prices are generally fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration.

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

The Company primarily generates revenue by charging businesses to advertise on the Company’s website and social media channels. In cases where clients enter advertising contracts for an extended period of time, the Company only recognizes revenue for services provided during that quarter and defers the remaining unearned revenue to future periods.

Advertising

The Company charges the costs of advertising to expense as incurred. For the three months ended March 31, 2020 and 2019, the Company charged to operations $0 and $27,208, respectively, as advertising expense.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For stock-based awards to employees, non-employees and directors, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Income Taxes

The Company follows ASC Subtopic 740-10, “Income Taxes” (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period.

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

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under ASC 480, “Distinguishing Liabilities From Equity.”

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

Deemed Dividends and Beneficial Conversion Features

The Company records, when necessary, deemed dividends for: (i) warrant price protection, based on the difference between the fair value of the warrants immediately before and after the repricing (inclusive of any full ratchet provisions); (ii) the exchange of preferred shares for convertible notes, based on the amount of the face value of the convertible notes in excess of the carrying value of the preferred shares; and (iii) the settlement of warrant provisions, based on the fair value of the common shares issued. The Company also records, when necessary, a contingent beneficial conversion resulting from price protection of the conversion price of Series A Preferred Stock, based on the change in the intrinsic value of the conversion options embedded in such preferred stock.

Derivative Financial Instruments

The Company classifies as equity any contracts that: (i) require physical settlement or net-share settlement; or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control); or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of March 31, 2020 and December 31, 2019 using the applicable classification criteria enumerated under ASC 815, “Derivatives and Hedging.” The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Intangible assets are stated at cost and reviewed annually to examine any impairments, usually assuming an estimated useful life of three to five years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

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

Net Loss Per Common Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable.

Potentially dilutive securities outstanding at March 31, 2020 and 2019 were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The convertible notes, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2020	March 31, 2019
Common stock issuable upon conversion of convertible notes	21,729,616,410	11,531,315
Options to purchase common shares	27,621,765	27,621,765
Warrants to purchase common shares	17,161,927,276	72,160,002
Totals	38,919,165,451	111,313,082

Reclassifications

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, the Company will not separately present in equity an embedded conversion feature in such debt. Instead, we will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. We expect the elimination of these models will reduce reported interest expense and increase reported net income for the Company’s convertible instruments falling under the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”(“ASU 2018-13”). ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds disclosure requirements, including changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 became effective for us on January 1, 2020. The adoption of this update did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2020 and December 31, 2019 is summarized as follows:

	March 31, 2020	December 31, 2019
Computers	$6,366	$6,366
Office equipment	17,621	17,621
Subtotal	23,987	23,987
Less accumulated depreciation	(23,987)	(23,987)
Property and equipment, net	$-	$-

Depreciation expense for the three months ended March 31, 2020 and 2019 was $0 and $1,183, respectively.

NOTE 5 – ADVANCES AND NON-CONVERTIBLE NOTES PAYABLE

During the three months ended March 31, 2020 and 2019, the Company received aggregate proceeds from advances of $0 and $140,000 and repaid an aggregate of $0 and $0, respectively, of advances. The advances were primarily for Simple Agreements for Future Tokens, entered into with eight accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2017 and 2018. As of March 31, 2020 and December 31, 2019, the Company owed $337,500 and $337,500 in principal and $10,500 and $10,500 in accrued interest, respectively.

During the three months ended March 31, 2020 and 2019, the Company did not receive any proceeds from the issuance of non-convertible notes and repaid an aggregate of $21,750 and $0, respectively, of non-convertible notes. The non-convertible notes have maturity dates ranging from March 21, 2019 to September 15, 2019 and accrue interest at rates ranging from 0%-36% per annum. As of March 31, 2020 and December 31, 2019, the Company owed $149,000 and $165,750 in principal and $194,735 and $158,143 in accrued interest, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2020 and December 31, 2019, the Company owed accounts payable and accrued expenses of $6,200,147 and $5,455,063, respectively. These are primarily comprised of payments to vendors, accrued interest on debt and accrued legal bills.

NOTE 7 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018 and 2019. At March 31, 2020 and December 31, 2019, the Company owed payroll tax liabilities, including penalties, of $3,773,064 and $3,724,050, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities. The Company expects to settle these liabilities by December 31, 2020.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company is occasionally involved in lawsuits incidental to its business, including litigation related to its convertible notes. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability would not have a material adverse effect on the Company’s condensed consolidated financial condition or results of operations. However, any unforeseen unfavorable development in any of these cases could have a material adverse effect on the Company’s condensed consolidated financial condition. The Company records the potential effects on operations or cash flows in the period in which such effects are probable and reasonably estimable.

On October 11, 2019, Power Up Lending Group, Ltd. (“Power Up”) filed a complaint against the Company and Isaac Dietrich, an officer and director of the Company, in the Supreme Court of the State of New York, County of Nassau. The complaint alleges, among other things, (i) the occurrence of events of default in certain notes (the “Power Up Notes”) issued by the Company to Power Up, (ii) misrepresentations by the Company including, but not limited to, with respect to the Company’s obligation to timely file its required reports with the SEC and (iii) lost profits as a result of the Company’s failure to convert the Power Up Notes in accordance with the terms thereof. In addition, the complaint alleges, among other things, that Mr. Dietrich took affirmative steps to deliberately cause the Company to breach its financial obligations. As a result of the foregoing, Power Up has requested (i) the greater of $312,000 and the “parity value” as such term is defined in the Power Up Notes together with $2,000 per day until the Company issues shares upon conversion of the Power Up Notes together with applicable interest thereon; (ii) $165,000 as a result of the misrepresentations; (iii) an amount of lost profits to be determined by the court, but in no event less than $312,000; (iv) $312,000 as against Mr. Dietrich; (v) an award for reasonable legal fees and costs of litigation; (vi) a judgment awarding specific performance under the Power Up Notes; and (vii) the costs and disbursement of the action, pre-judgment interest, default interest and such other further relief as the court deems proper.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

On July 5, 2018, the Company issued secured convertible notes to certain accredited investors in the aggregate principal amount of $1,650,000. The notes matured on January 5, 2019 and accrued no interest. Net proceeds received by the Company were $1,492,500 after deduction of legal and other fees. During 2019, the remaining principal amount of $390,000 and accrued interest of $22,831 were converted into shares of the Company’s common stock.

In connection with the issuance of the July 2018 notes, the Company and the investors also entered into a security agreement pursuant to which the notes are secured by all of the assets of the Company held as of July 5, 2018 and acquired thereafter. The Company also issued five-year warrants to purchase an aggregate of 6,600,000 shares of Company’s common stock with an initial exercise price of $0.25. The warrants contain certain anti-dilutive provisions.

On December 17, 2018, the Company issued a secured convertible promissory note in the principal amount of $2,225,000 (including an original issuance discount of $225,000) that matured on December 17, 2019 and bears interest at a rate of 8% per annum (which increased to 22% on July 16, 2019 upon the occurrence of an event of default). The note is secured by the Security Agreement (as defined below). The noteholder shall have the right to convert the Outstanding Balance (as defined in the note) of the note at any time into shares of common stock of the Company at a conversion price of $0.35 per share, subject to adjustment. Commencing on June 17, 2019, the investor shall have the right to redeem all or any portion of the note; provided, however, the investor may not request redemption in an amount that exceeds $350,000 during any single calendar month; provided, further however, upon the occurrence of an event of default, the redemption amount in any calendar month may exceed $350,000. Payments on redemption amounts may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.35 per share, subject to adjustment; and (b) the Market Price (as defined in the note), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the note). The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%.

In connection with the December 2018 note, the Company also entered into a security agreement (the “Security Agreement”) on the closing date pursuant to which the Company granted the investor a security interest in the Collateral (as defined in the Security Agreement). On July 16, 2019, the Company received a notice from an investor indicating that events of default had occurred and asserting default penalties of $761,330. During the year ended December 31, 2019, the noteholder converted $345,000 of principal into an aggregate of 53,522,295 shares of common stock. During the three months ended March 31, 2020, the holder converted $22,000 of principal into an aggregate of 12,359,551 shares of common stock. As of March 31, 2020 and December 31, 2019, the remaining carrying value of the note was $1,858,000 and $1,880,000, respectively, net of debt discount of $0. As of March 31, 2020 and December 31, 2019, accrued interest payable of $1,438,306 and $1,327,110, respectively, was outstanding on the note.

From January to June 2019, the Company issued convertible promissory notes in the aggregate principal amount of $389,000 (including aggregate original issuance discount of $39,000) maturing at dates ranging from July 15, 2019 to June 6, 2020 and accruing interest at rates ranging from 5% to 12% per annum. The Company shall have the right to prepay the notes for an amount equal to 130% multiplied by the portion of the Outstanding Balance (as defined in the notes) being prepaid. The investors shall have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.075 per share, subject to adjustment; and (b) the Market Price (as defined in the notes), or a combination thereof. Upon the occurrence of an event of default, the investors may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the notes). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. In January 2020, one of the promissory notes was amended whereby the conversion price for $9,202 which is a portion of the principal amount of the note was amended to $0.0004 per share. The amendment was deemed a debt modification and accounted for accordingly. During the year ended December 31, 2019, the holders of the convertible promissory notes converted $31,180 of principal and $8,000 of accrued interest into an aggregate of 10,000,000 shares of common stock. During the three months ended March 31, 2020, one of the noteholders converted $24,826 of principal into an aggregate of 35,005,850 shares of common stock. As of March 31, 2020 and December 31, 2019, the remaining carrying value of the notes was $277,297 and $247,746, net of debt discount of $55,697 and $110,074, respectively. As of March 31, 2020 and December 31, 2019, accrued interest payable of $550,256 and $456,900, respectively, was outstanding on the notes.

On November 13, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $108,900, having an aggregate original issuance discount of $9,900, resulting in cash proceeds of $99,000. The notes mature May 13, 2020 and accrue interest at a rate of 12% per annum. During the first 180 days the notes are outstanding, the Company shall have the right to prepay the notes for an amount equal to 120% (during the first 90 days) or 135% (during the subsequent 90 days) of the Outstanding Balance (as defined in the notes) being prepaid. The investors shall have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization falls below $2,500,000, but not exceeding, 9.99%. As of March 31, 2020 and December 31, 2019, the remaining carrying value of the notes was $57,680 and $14,871, net of debt discount of $51,220 and $94,029, respectively. As of March 31, 2020 and December 31, 2019, accrued interest payable of $79,347 and $48,789, respectively, was outstanding on the notes.

On December 6, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $110,000, having an aggregate original issuance discount of $10,000, resulting in cash proceeds of $100,000. The notes mature June 6, 2020 and accrue interest at a rate of 12% per annum. During the first 180 days the notes are outstanding, the Company shall have the right to prepay the notes for an amount equal to 120% (during the first 90 days) or 135% (during the subsequent 90 days) of the Outstanding Balance (as defined in the notes) being prepaid. The investors shall have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. As of March 31, 2020 and December 31, 2019, the remaining carrying value of the notes was $69,727 and $15,027, net of debt discount of $40,273 and $94,973, respectively. As of March 31, 2020 and December 31, 2019, accrued interest payable of $60,395 and $38,904, respectively, was outstanding on the notes.

In December 2019, the Company and the holders of all of the outstanding Series A and Series B Preferred Shares (the “Preferred Shares”) entered into Exchange Agreements whereby 2,800 Series A Preferred Shares and 1,126 Series B Preferred Shares were cancelled in exchange for the issuance of an aggregate of $3,500,000 and $1,548,250 of convertible promissory notes, respectively. The notes have maturity dates ranging from December 24, 2019 through May 18, 2020 and accrue interest at a rate of 12% per annum. During the first 180 days the notes are outstanding, the Company shall have the right to prepay the notes for an amount equal to 120% (during the first 90 days) or 135% (during the subsequent 90 days) of the Outstanding Balance (as defined in the notes) being prepaid. The investors shall have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.005 per share, subject to adjustment. In the event of default, the Outstanding Balance shall immediately increase to 130% of the Outstanding Balance and a penalty of $100 per day shall accrue until the default is remedied. For a period of two years from the issuance date, in the event the Company issues or sells any additional common shares or common stock equivalents at a price less than the Conversion Price (as defined in the notes) then in effect (a “Dilutive Issuance”), the Conversion Price of the notes shall be reduced to the Dilutive Issuance Price and the number of shares issuable upon conversion shall be increased on a full ratchet basis. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note.  During the year ended December 31, 2019, the noteholders converted $185,500 of principal and $300 of accrued interest into an aggregate of 30,669,903 shares of common stock and 37,160,000 shares of common stock to be issued. During the three months ended March 31, 2020, the noteholders converted $31,137 of principal and $128 of accrued interest into an aggregate of 6,253,056 shares of common stock. As of March 31, 2020 and December 31, 2019, the remaining carrying value of the notes was $4,811,386 and $4,781,395, net of debt discount of $20,226 and $81,355, respectively. As of March 31, 2020 and December 31, 2019, accrued interest payable of $1,846,673 and $1,583,795, respectively, was outstanding on the notes.

From January and March 2020, the Company issued convertible promissory notes in the aggregate principal amount of $145,200, having an aggregate original issuance discount of $13,200, resulting in cash proceeds of $132,000. The notes mature during July and September 2020 and accrue interest at a rate of 12% per annum. During the first 180 days the notes are outstanding, the Company shall have the right to prepay the notes for an amount equal to 120% (during the first 90 days) or 135% (during the subsequent 90 days) of the Outstanding Balance (as defined in the notes) being prepaid. The investors shall have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. As of March 31, 2020, the remaining carrying value of the notes was $58,153, net of debt discount of $87,047. As of March 31, 2020, accrued interest payable of $58,180 was outstanding on the notes.

Upon the issuance of certain convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the notes, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

The Company does not have enough authorized and unissued common shares to convert all of the convertible promissory notes into common shares. As a result of this authorized shares shortfall, all of the convertible notes payable, including those where the maturity date has not yet been reached, are in default. Accordingly, (i) interest has been accrued at the default interest rate, if applicable, and (ii) the embedded conversion option has been accounted for, at fair value, as a derivative liability (See Note 10).

NOTE 10 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

The Company does not have enough authorized and unissued common shares to convert all of its outstanding convertible promissory notes into common shares. As a result of this authorized shares shortfall, the embedded conversion feature in all of the Company’s outstanding convertible notes payable and convertible preferred shares as well as the Company’s outstanding warrants have been accounted for as derivative liabilities, at fair value, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

During the three months ended March 31, 2020, upon issuance of the instruments underlying the derivative liabilities and upon revaluation (immediately prior to conversion), the Company estimated the fair value of the embedded derivatives using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 119.51% to 122.40%, (3) risk-free interest rate of 0.24% to 1.56%, and (4) expected life of 0.5 years.

On March 31, 2020, the Company estimated the fair value of the embedded derivatives of $50,898,006 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 122.48%, (3) risk-free interest rate of 0.05% to 0.29%, and (4) expected life of 0.02 to 2.84 years.

During the year ended December 31, 2019, upon issuance of the instruments underlying the derivative liabilities and upon revaluation (immediately prior to conversion), the Company estimated the fair value of the embedded derivatives using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 110.59% to 119.18%, (3) risk-free interest rate of 1.48% to 2.33%, and (4) expected life of 0.01 to 3.0 years.

On December 31, 2019, the Company estimated the fair value of the embedded derivatives of $20,236,870 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 119.18%, (3) risk-free interest rate of 1.48% to 1.62%, and (4) expected life of 0.01 to 3.09 years.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

At March 31, 2020 and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements consisted of the following items as of March 31, 2020 and December 31, 2019:

	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$50,898,006	$-	$-	$50,898,006

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$20,236,870	$-	$-	$20,236,870

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2020:

Balance, December 31, 2019	$20,236,870
Transfers in due to issuance of convertible notes and warrants with embedded conversion and reset provisions	103,255
Transfers out due to conversions of convertible notes and accrued interest into common shares	(244,152)
Derivative liability due to authorized shares shortfall	31,129,095
Mark to market to March 31, 2020	(327,062)
Balance, March 31, 2020	$50,898,006

Gain on change in derivative liabilities for the three months ended March 31, 2020	$327,062

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. As the stock price increases/(decreases) for each of the related derivative instruments, the value to the holder of the instrument generally increases/(decreases), therefore increasing/(decreasing) the liability on the Company’s balance sheet. Decreases in the conversion price of the Company’s convertible notes are another driver for the changes in the derivative valuations during each reporting period. As the conversion price decreases for each of the related derivative instruments, the value to the holder of the instrument (especially those with full ratchet price protection) generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in higher fair value measurements. A 10% change in pricing inputs and changes in volatilities and correlation factors would not result in a material change in our Level 3 fair value.

NOTE 11 – STOCKHOLDERS’ DEFICIT

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

As of March 31, 2020 and December 31, 2019, there were 0 shares of Series A Preferred Stock outstanding.

On June 24, 2019, the Company authorized the issuance of 2,000 shares of Series B Preferred Stock, par value $0.001 per share. The Series B Preferred Stock have a $1,250 stated value and are convertible into shares of common stock at $0.05 per share, subjected to certain adjustments. The Certificate of Designation for the Series B Preferred Stock was filed on July 9, 2019.

As of March 31, 2020 and December 31, 2019, there were 0 shares of Series B Preferred Stock outstanding.

On July 16, 2019, the Company authorized the issuance of 1,000 Series C Preferred Stock, par value $0.001 per share. The 1,000 Series C preferred shares automatically convert into an aggregate of 1,000,000 shares of common stock upon the Company listing on a national exchange or upon a Change in Control (as defined in the Series C Certificate of Designation). The Certificate of Designation for the Series C Preferred Stock was filed on July 19, 2019.

As of March 31, 2020 and December 31, 2019, there were 1,000 shares of Series C Preferred Stock outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2020 and December 31, 2019, there were 474,976,405 and 384,266,948 shares of common stock issued and outstanding, respectively.

The following common stock transactions were recorded during the three months ended March 31, 2020:

On January 8, 2020, the Company issued 37,160,000 shares of the Company’s common stock previously recorded as to be issued as of December 31, 2019.

On March 7, 2020, a stockholder contributed 69,000 shares of the Company’s common stock back to the Company. The shares were immediately retired. Accordingly, common stock was decreased by the par value of the common shares contributed of $69 with a corresponding increase in additional paid in capital.

During the three months ended March 31, 2020, the Company issued an aggregate of 53,618,457 shares of its common stock, having an aggregate fair value of $320,130, upon the conversion of convertible notes with a principal amount of $77,964 and accrued interest of $128, which resulted in the elimination of $244,152 of derivative liabilities and an aggregate gain on conversion of convertible notes of $2,114.  Accordingly, common stock was increased by the par value of the common shares issued of $53,619 and additional paid in capital was increased by $266,511.

NOTE 12 – WARRANTS

Warrants outstanding and exercisable at March 31, 2019 are as follows:

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.0001 – 0.25	17,161,137,274	2.71	17,161,137,274
0.26 – 0.50	465,002	1.44	465,002
0.51 – 0.75	50,000	0.02	50,000
0.76 – 1.00	275,000	0.50	275,000
	17,161,927,276	2.71	17,161,927,276

A summary of the warrant activity for the three months ended March 31, 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3,342,376,365	$0.00265	2.96	$8,791,956
Grants	13,819,650,911	0.00040
Exercised	-	-
Expired/Cancelled	(100,000)	0.50000
Outstanding at March 31, 2020	17,161,927,276	$0.00051	2.71	$22,294,918
Exercisable at March 31, 2020	17,161,927,276	$0.00051	2.71	$22,294,218

The aggregate intrinsic value of outstanding stock warrants was $22,294,218, based on warrants with an exercise price less than the Company’s stock price of $0.0017 as of March 31, 2020, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 13 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, the “Prior Plans”) and our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”, and together with the Prior Plans, the “Plans”). The Prior Plans are identical, except for the number of shares reserved for issuance under each. As of March 31, 2020, the Company had granted an aggregate of 64,310,000 securities under the Plans, with 190,000 shares available for future issuances.

The Plans provide for the grant of incentive stock options to our employees and our subsidiaries’ employees, and for the grant of stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. The Prior Plans also provide that the grant of performance stock awards may be paid out in cash as determined by the committee administering the Prior Plans.

Stock options outstanding and exercisable as of March 31, 2020 are as follows:

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$0.01 – 0.25	13,306,786	8.01	13,306,786
0.26 – 0.50	1,939,631	7.01	1,939,631
0.51 – 0.75	1,820,112	6.43	1,820,112
0.76 – 1.00	9,926,072	6.46	9,926,072
1.01 – 2.00	629,164	6.36	629,164
	27,621,765		27,621,765

A summary of the stock option activity for the three months ended March 31, 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	27,621,765	$0.49	7.49	$-
Grants	-
Exercised	-
Expired/Cancelled	-
Outstanding at March 31, 2020	27,621,765	$0.49	7.24	$-
Exercisable at March 31, 2020	27,621,765	$0.49	7.24	$-

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.0017 as of March 31, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with a volatility figure derived from historical data. The Company accounts for the expected life of options based on the contractual life of options for non-employees.

The fair value of all options that vested during the three months ended of March 31, 2020 and 2019 were $0 and $14,000, respectively. Unrecognized compensation expense of $0 at March 31, 2020 will be expensed in future periods.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued.

On April 17, 2020, the Company issued convertible notes in the aggregate principal amount of $330,000 (including an aggregate of $30,000 original issuance discount) which notes accrue interest at a rate of 12% per annum and maturing on October 17, 2020.

On May 3, 2020, the Company received a loan in the principal amount of $50,000 pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act. The PPP loan matures in May 2022 and accrues interest at the rate of 1% per annum. Payments of principal and interest of any unforgiven balance commence in December 2020.

On May 13, 2020, the Company issued an aggregate of 18,750,000 shares of common stock upon the conversion of $15,000 in principal amount of convertible notes.

On June 26, 2020, the Company issued a note in the principal amount of $60,000. The secured promissory note accrues interest at a rate of 10% per annum and matures on June 26, 2022.

On July 8, 2020, the Company issued a promissory note in the principal amount of $22,911 which note accrues interest at a rate of 10% per annum and matures on December 31, 2020.

On July 13, 2020, the Company issued convertible notes in the aggregate principal amount of $110,000 (including an aggregate of $10,000 original issuance discount) which notes accrue interest at a rate of 12% per annum and mature on January 13, 2021.

On August 31, 2020 and September 1, 2020, the Company issued convertible notes in the aggregate principal amount of $115,500 (including an aggregate of $10,500 original issuance discount) which notes accrue interest at a rate of 12% per annum and mature on March 1, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes contained in Part I, Item 1 of this Quarterly Report. Please also refer to the note about forward-looking information for information on such statements contained in this Quarterly Report immediately preceding Part I, Item 1.

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus, COVID-19 originating in Wuhan, China (and the risks to the international community as the virus spread globally beyond its point of origin). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on the Company’s financial condition, liquidity, operations, customers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects that the COVID-19 outbreak will have on its results of operations, financial condition, or liquidity for fiscal year 2020.

As of the date of this Quarterly Report on Form 10-Q, the Company has experienced delays in securing new customers and related revenues  and the longer this pandemic continues there may be additional impacts. Furthermore, the COVID-19 outbreak has and may continue to impact the Company’s ability to raise capital.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which the Company relies in fiscal year 2020.

Overview

MassRoots, Inc. was formed in April 2013 and over the past seven years has partnered with numerous cannabis-related brands to advertise products to its broad following across its website, MassRoots.com, and social media accounts. Management believes that our YouTube Channel has one of the largest followings in the regulated cannabis industry with more than 265,000 subscribers while our Instagram account is followed by 387,000 users. Additionally, MassRoots has 920,000 opt-in email subscribers, 172,500 followers on our verified Twitter account, and more than 200,000 monthly visitors to its website.

For much of our history, MassRoots has focused on building a technology platform for the cannabis industry. As part of our marketing strategy, we garnered a significant following across web, social media, and email channels that was highly successful at driving users to our platform.

While our long-term goal remains building a technology platform for the cannabis industry, we believe it will likely take significant capital to do so. Therefore, we believe it is in the best interests of our shareholders to focus on monetizing our existing media channels over the coming months with the goal of generating positive cash-flows from operations.

We are focused on monetizing our audience through product placements, display ads, and daily deals.

Competitors

We compete with other cannabis platforms such as WeedMaps and Leafly, which provide news and other information related to the cannabis industry. We believe our primary competitive advantage is the community and audience we have established, along with the data we have cultivated on key cannabis markets.

For the three months ended March 31, 2020 and 2019

	For the three months ended
	March 31, 2020	March 31, 2019	$ Change	% Change
Revenue	$-	$4,383	$(4,383)	(100)%

Operating expenses	211,328	968,498	(757,170)	(78.2)%

Loss from Operations	(211,328)	(964,115)	752,787	(78.1)%

Other Income /(Expense)	(31,741,568)	(532,384)	(31,209,184)	5,862.2%

Net Loss available to Common Stockholders	$(126,955,829)	$(1,496,499)	$(125,459,330)	8,383.5%

Revenues

For the three months ended March 31, 2020 and 2019, we generated revenues of $0 and $4,383, respectively, a decrease of $4,383 primarily due to service interruptions to both the Company’s website and production of content.

Operating Expenses

For the three months ended March 31, 2020 and 2019, our operating expenses were $211,328 and $968,498, respectively, a decrease of $757,170. This decrease was attributable to a decrease in stock-based compensation of $187,200 from $187,200 for the three months ended March 31, 2019 to $0 for the same period in 2020. There was a decrease in payroll and related expenses of $88,583 due to reduction in the number of employees as payroll and related expenses decreased to $82,736 for the three months ended March 31, 2020 from $171,319 for same period in 2019. Advertising expense decreased to $0 for the three months ended March 31, 2020 from $27,208 for the same period in 2019, a decrease of $27,208. For the three months ended March 31, 2020 and 2019, the Company recorded amortization of software costs of $0 and $12,850, respectively, a decrease of $12,850. This is primarily a result of the Company not incurring any software development costs. Other general and administrative expenses decreased by $437,799 from $566,391 for the three months ended March 31, 2019 to $128,592 for the three months ended March 31, 2020. This reduction was attributable to lower overhead costs for office expenses, legal fees, rent expense and contractor services for the three months ended March 31, 2020 as compared to the same period in 2019.

During the three months ended March 31, 2020, we incurred losses of $211,328 from operations, as compared to losses of $964,115 during the same period in 2019, a difference of $752,787, for the reasons stated above.

Other Income (Expense)

For the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $941,649 and $238,787, respectively, primarily related to Company’s convertible notes. The Company recorded a $2,114 gain and $293,597 loss on the conversion of convertible notes payable for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, the Company recorded $327,062 and $0, respectively, of gain on change in fair value of derivative liabilities. For the three months ended March 31, 2020 and 2019, the Company recorded $31,129,095 and $0, respectively, of changes in the fair value of the derivative liability for the authorized shares shortfall.

Net Loss Available to Common Stockholders

For the three months ended March 31, 2020 and 2019, we had net losses of $126,955,829 and $1,496,499, respectively, an increase of $125,459,330 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the three months ended March 31, 2020 and 2019 was $109,352 and $286,583, respectively. This $177,231 decrease was primarily caused by a decrease in stock-based compensation (non-cash items), a decrease in interest and amortization of debt discount, and a decrease in accounts payable and accrued expenses.  Net cash used in operations for the three months ended March 31, 2019 was primarily based on the utilization of $444,133 in cash to reduce accounts payable and other liabilities and the loss for the three months ended March 31, 2019 which was offset by the increase in stock-based compensation (non-cash item).

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was $0 and $32,500, respectively.

Net cash provided by financing activities for the three months ended March 31, 2020 and 2019 was $109,082 and $290,000, respectively. During the three months ended March 31, 2020, these funds were derived mainly from proceeds related to the issuance of convertible notes. During the three months ended March 31, 2019, net cash provided by financing activities was derived from the issuance of convertible notes and advances.

Capital Resources

As of March 31, 2020, the Company had cash of $850 and working capital deficit (current liabilities in excess of current assets) of $68,501,692. During the three months ended March 31, 2020, net cash used in operating activities was $109,352. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the condensed consolidated financial statements. Our primary source of operating funds since inception has been cash proceeds from the public and private placements of our securities, including debt securities, and proceeds from the exercise of warrants and options. We have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital through public or private equity offerings, debt financings or other sources ; however, financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy and we may be forced to curtail or cease operations.

Management’s plans regarding these matters encompass the following actions: 1) obtain funding from new and current investors to alleviate our working capital deficiency; and 2) implement a plan to generate revenues. Our continued existence is dependent upon our ability to translate our audience into revenues. However, the outcome of our plans cannot be determined with any degree of certainty.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business for one year from the date the condensed consolidated financial statements are issued. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations are included in our notes to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q. To the extent that funds generated from our operations, together with our existing capital resources, are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the notes to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company” we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2020 were not effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on July 16, 2020 (“Annual Report”), we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report, as may be amended by our Quarterly Reports on Form 10-Q from time to time. Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report or other reports that we file with the SEC.  You should carefully consider the risks described in our Annual Report and other reports that we file with the SEC, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and other reports that we file with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

The spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of unknown magnitude and duration.

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak continues to evolve and many countries, including the United States, continue to institute quarantines and restrict travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our ability to successfully operate due to, among other factors:

●	the continuing destabilization of the markets which could continue to negatively impact our customer and user growth and access to capital and credit markets; and
●	a deterioration in our ability to ensure business continuity during a disruption.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on our financial condition, liquidity, operations, customers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects that the COVID-19 outbreak will have on our results of operations, financial condition, or liquidity for fiscal year 2020. As of the date of this Quarterly Report on Form 10-Q, we have experienced delays in securing new customers and related revenues  and the longer this pandemic continues there may be additional impacts. Furthermore, the COVID-19 outbreak has and may continue to impact our ability to raise capital. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on our results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which we rely in fiscal year 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2020, we issued an aggregate of 53,618,457 shares of our common stock upon the conversion of convertible debt in the aggregate principle amount of $77,964 and aggregate accrued interest in the amount of $128.

The issuance of the above securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibit Index

No.	Description of Exhibit
10.1	Form of January Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.2	Form of First March Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.3	Form of Second March Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.4	Form of April Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2020)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSROOTS, INC.

Date: September 4, 2020	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Executive Officer (Principal Executive Officer)

Date: September 4, 2020	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer (Principal Financial and Accounting Officer)