Form 10-Q
period 2020-06-30
MassRoots, Inc.
filed 2020-09-04
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2020

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

-ii-

MASSROOTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$650	$1,120
Prepaid expenses	-	1,975
TOTAL CURRENT ASSETS	650	3,095

TOTAL ASSETS	$650	$3,095

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdrafts	$1,073	$13,749
Accounts payable and accrued expenses	6,868,603	5,455,063
Accrued payroll and related expenses	3,786,790	3,724,050
Advances	337,500	337,500
Non-convertible notes payable, current portion	183,500	165,750
Derivative liabilities	129,886,444	20,236,870
Convertible notes payable, net of debt discount of $244,614 and $380,431, respectively	7,457,092	6,939,039
TOTAL CURRENT LIABILITIES	148,521,002	36,872,021

Non-convertible notes payable	60,000	-
TOTAL LIABILITIES	148,581,002	36,872,021

Commitments and contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock - Series C, $0.001 par value, 1,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common stock, $0.001par value, 500,000,000 shares authorized; 493,726,405 and 384,266,948 shares issued and outstanding, respectively	493,727	384,267
Common stock to be issued, 907,499,814 and 944,659,814 shares, respectively	907,500	944,660
Additional paid in capital	246,665,759	151,364,371
Accumulated deficit	(396,647,339)	(189,562,225)
TOTAL STOCKHOLDERS’ DEFICIT	(148,580,352)	(36,868,926)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$650	$3,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

REVENUES	$-	$18,366	$-	$22,749

OPERATING EXPENSES
Cost of revenues	-	-	-	3,530
Advertising	-	9,157	-	36,365
Payroll and related expense	93,155	170,941	175,891	342,260
Stock-based compensation	-	-	-	187,200
Amortization of software costs	-	12,850	-	25,700
Allowance for uncollectible advances to COWA Science Corporation (“COWA”)	-	203,000	-	203,000
Other general and administrative expenses	183,636	397,056	312,228	963,447
TOTAL OPERATING EXPENSES	276,791	793,004	488,119	1,761,502

LOSS FROM OPERATIONS	(276,791)	(774,638)	(488,119)	(1,738,753)

OTHER INCOME (EXPENSE)
Interest expense	(1,063,357)	(351,391)	(2,005,006)	(590,178)
Derivative liability for authorized shares shortfall	(78,849,723)	-	(109,978,818)	-
Change in fair value of derivative liabilities	61,818	(32,899)	388,880	(32,899)
Impairment on investment	-	(65,000)	-	(65,000)
Gain (loss) on conversion of convertible notes	(1,232)	(132,480)	882	(426,077)
TOTAL OTHER INCOME (EXPENSE)	(79,852,494)	(581,770)	(111,594,062)	(1,114,154)

Net Loss Before Income Taxes	(80,129,285)	(1,356,408)	(112,082,181)	(2,852,907)

Provision for income taxes (benefit)	-	-	-	-

NET LOSS	(80,129,285)	(1,356,408)	(112,082,181)	(2,852,907)

Deemed dividend from warrant price protection	-	(3,808,742)	(95,002,933)	(3,808,742)
Deemed dividend related to warrants issued in Series B Preferred Stock offering	-	(63,784)	-	(63,784)
Deemed dividend for issuance of common shares to settle warrant provision	-	(437,400)	-	(437,400)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(80,129,285)	$(5,666,334)	$(207,085,114)	$(7,162,833)

Net loss per common share-basic and diluted	$(0.06)	$(0.03)	$(0.15)	$(0.04)

Weighted average common shares outstanding-basic and diluted	1,392,572,373	188,703,582	1,380,529,231	183,359,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

UNAUDITED

	Preferred Stock								Additional
	Series B to be Issued		Series C		Common Stock		Common Stock to be Issued		Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at March 31, 2020	-	$-	1,000	$1	474,976,405	$474,977	907,499,814	$907,500	$246,633,884	$(316,518,054)	$(68,501,692)

Common shares issued upon conversion of convertible notes and accrued interest	-	-	-	-	18,750,000	18,750	-	-	31,875	-	50,625

Net loss	-	-	-	-	-	-	-	-	-	(80,129,285)	(80,129,285)

Balance at June 30, 2020	-	$-	1,000	$1	493,726,405	$493,727	907,499,814	$907,500	$246,665,759	$(396,647,339)	$(148,580,352)

	Preferred Stock								Additional
	Series B to be Issued		Series C		Common Stock		Common Stock to be Issued		Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at March 31, 2019	-	$-	-	$-	181,990,849	$181,992	200,000	$200	$74,694,171	$(82,271,847)	$(7,395,484)

Issuance of common shares previously to be issued	-	-	-	-	200,000	200	(200,000)	(200)	-	-	-

Issuance of preferred shares for cash	160	-	-	-	-	-	-	-	200,000	-	200,000

Common shares issued as origination shares	-	-	-	-	400,000	400	-	-	49,600	-	50,000

Common shares issued upon conversion of convertible notes and accrued interest	-	-	-	-	6,719,086	6,719	-	-	289,342	-	296,061

Common shares issued upon exercise of warrants for cash	-	-	-	-	1,555,160	1,555	1,126,250	1,126	170,269	-	172,950

Common shares issued in settlement of a warrant provision	-	-	-	-	9,000,000	9,000	-	-	428,400	(437,400)	-

Common shares issued upon cashless exercise of warrants	-	-	-	-	3,549,559	3,549	-	-	(3,549)	-	-

Deemed dividend related to warrant price protection	-	-	-	-	-	-	-	-	3,808,742	(3,808,742)	-

Deemed dividend related to warrants issued in Series B Preferred Stock offering	-	-	-	-	-	-	-	-	63,784	(63,784)	-

Net loss	-	-	-	-	-	-	-	-	-	(1,356,408)	(1,356,408)

Balance at June 30, 2019	160	$-	-	$-	203,414,654	$203,415	1,126,250	$1,126	$79,700,759	$(87,938,181)	$(8,032,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

UNAUDITED

	Preferred Stock								Additional
	Series B to be Issued		Series C		Common Stock		Common Stock to be Issued		Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2019	1,000	$1	1,000	$1	384,266,948	$384,267	944,659,814	$944,660	$151,364,371	$(189,562,225)	$(36,868,925)

Issuance of common shares previously to be issued	-	-	-	-	37,160,000	37,160	(37,160,000)	(37,160)	-	-	-

Common shares issued upon conversion of convertible notes and accrued interest	-	-	-	-	72,368,457	72,369	-	-	298,386	-	370,755

Common shares contributed back to the Company and promptly retired	-	-	-	-	(69,000)	(69)	-	-	69	-	-

Deemed dividend related to warrant price protection	-	-	-	-	-	-	-	-	95,002,933	(95,002,933)	-

Net loss	-	-	-	-	-	-	-	-	-	(112,082,181)	(112,082,181)

Balance at June 30, 2020	1,000	$1	1,000	$1	493,726,405	$493,727	907,499,814	$907,500	$246,665,759	$(396,647,339)	$(148,580,351)

	Preferred Stock								Additional
	Series B to be Issued		Series C		Common Stock		Common Stock to be Issued		Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2018	-	$-	-	$-	168,706,472	$168,707	80,000	$80	$73,770,195	$(80,775,348)	$(6,836,366)

Issuance of common shares previously to be issued	-	-	-	-	80,000	80	(80,000)	(80)	-	-	-

Issuance of preferred shares for cash	160	-	-	-	-	-	-	-	200,000	-	200,000

Common shares issued as origination shares	-	-	-	-	1,250,000	1,250	-	-	140,083	-	141,333

Common shares issued upon conversion of convertible notes and accrued interest	-	-	-	-	15,875,361	15,875	-	-	939,034	-	954,909

Common shares issued upon exercise of warrants for cash	-	-	-	-	1,555,160	1,555	1,126,250	1,126	170,269	-	172,950

Common shares issued in settlement of a warrant provision	-	-	-	-	9,000,000	9,000	-	-	428,400	(437,400)	-

Common shares issued upon cashless exercise of warrants	-	-	-	-	3,997,661	3,998	-	-	(3,998)	-	-

Common shares issued for services	-	-	-	-	2,950,000	2,950	-	-	170,250	-	173,200

Options issued for services	-	-	-	-	-	-	-	-	14,000	-	14,000

Deemed dividend related to warrant price protection	-	-	-	-	-	-	-	-	3,808,742	(3,808,742)	-

Deemed dividend related to warrants issued in Series B Preferred Stock offering	-	-	-	-	-	-	-	-	63,784	(63,784)	-

Net loss	-	-	-	-	-	-	-	-	-	(2,852,907)	(2,852,907)

Balance at June 30, 2019	160	$-	-	$-	203,414,654	$203,415	1,126,250	$1,126	$79,700,759	$(87,938,181)	$(8,032,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

UNAUDITED

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(112,082,181)	$(2,852,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(388,880)	32,899
Derivative liability for authorized shares shortfall	109,978,818	-
Depreciation and amortization	-	28,171
Interest and amortization of debt discount	2,005,006	590,178
(Gain) loss on conversion of convertible notes payable	(882)	426,077
Stock-based compensation	-	187,200
Allowance for advance given to COWA	-	203,000
Impairment on investment	-	65,000
Changes in operating assets and liabilities:
Accounts receivable	-	(85)
Prepaid expenses	1,975	(11,291)
Advance given to COWA	-	(213,000)
Accounts payable and accrued expenses	(69,140)	503,941
Accrued payroll and related expenses	62,740	208,099
Net cash used in operating activities	(492,544)	(832,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(12,676)	-
Proceeds from sale of Series B preferred shares and warrants	-	200,000
Proceeds from exercise of warrants	-	172,950
Proceeds from issuance of convertible notes payable	432,000	350,000
Proceeds from issuance of non-convertible notes payable	110,000	-
Repayment of non-convertible notes payable	(37,250)	-
Proceeds from advances	-	140,000
Repayments of advances	-	(58,150)
Net cash provided by financing activities	492,074	804,800

Net decrease in cash	(470)	(27,918)

Cash, beginning of period	1,120	29,568

Cash, end of period	$650	$1,650

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares previously to be issued	$37,160	$80
Common shares issued upon conversion of convertible notes and accrued interest	$370,755	$528,830
Common shares contributed back to the Company and promptly retired	$69	$-
Deemed dividend related to warrant price protection	$95,002,933	$3,808,742
Derivative liability recognized as debt discount on newly issued convertible notes	$338,181	$-
Common shares issued as origination shares for convertible notes	$-	$141,333
Common shares issued upon cashless exercise of warrants	$-	$3,998
Common shares issued in settlement of a warrant provision	$-	$437,400
Deemed dividend related to warrants issued in Series B Preferred Stock offering	$-	$63,784
Advance settled by COWA	$-	$10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three and six months ended June 30, 2020 and 2019, its cash flows for the six months ended June 30, 2020 and 2019, and its financial position as of June 30, 2020 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2020, the Company had cash of $650 and a working capital deficit (current liabilities in excess of current assets) of $148,520,352. During the six months ended June 30, 2020, the net loss available to common stockholders was $207,085,114 and net cash used in operating activities was $492,544. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the condensed consolidated financial statements.

During the six months ended June 30, 2020, the Company received proceeds of $432,000 and $110,000 from the issuance of convertible notes and non-convertible notes, respectively. The Company does not have sufficient cash to fund operations for the next fiscal year.

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

Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2020 and December 31, 2019, the uninsured balances amounted to $0.

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

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $0 and $36,365 for the six months ended June 30, 2020 and 2019, respectively.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For stock-based awards to employees, non-employees and directors, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of June 30, 2020 and December 31, 2019 using the applicable classification criteria enumerated under ASC 815, “Derivatives and Hedging.” The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

The Company tests indefinite lived intangibles and goodwill for impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.

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

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable.

Potentially dilutive securities outstanding at June 30, 2020 and 2019 were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The convertible notes, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2020	June 30, 2019
Common shares issuable upon conversion of convertible notes	19,621,477,046	141,497,117
Options to purchase common shares	27,621,765	27,621,765
Warrants to purchase common shares	17,161,877,276	135,237,504
Totals	36,810,976,087	304,356,386

Reclassifications

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, the Company will not separately present in equity an embedded conversion feature in such debt. Instead, we will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. We expect the elimination of these models will reduce reported interest expense and increase reported net income for the Company’s convertible instruments falling under the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds disclosure requirements, including changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 became effective for us on January 1, 2020. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2020 and December 31, 2019 is summarized as follows:

	June 30, 2020	December 31, 2019
Computers	$6,366	$6,366
Office equipment	17,621	17,621
Subtotal	23,987	23,987
Less accumulated depreciation	(23,987)	(23,987)
Property and equipment, net	$-	$-

Depreciation expense for the three months ended June 30, 2020 and 2019 was $0 and $1,288, respectively.

Depreciation expense for the six months ended June 30, 2020 and 2019 was $0 and $2,471, respectively.

NOTE 5 – ADVANCES AND NON-CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2020 and 2019, the Company received aggregate proceeds from advances of $0 and $140,000 and repaid an aggregate of $0 and $58,150, respectively, of advances. The advances were primarily for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2017 and 2018. As of June 30, 2020 and December 31, 2019, the Company owed $337,500 and $337,500 in principal and $10,500 and $10,500 in accrued interest, respectively.

During the six months ended June 30, 2020 and 2019, the Company received proceeds from the issuance of non-convertible notes of $110,000 and $0 and repaid an aggregate of $37,250 and $0, respectively, of non-convertible notes. The non-convertible notes have maturity dates ranging from March 18, 2019 to June 26, 2022 and accrue interest at rates ranging from 0% to 36%   per annum. As of June 30, 2020 and December 31, 2019, the Company owed $243,500 and $165,750 in principal and $226,272 and $158,143 in accrued interest, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2020 and December 31, 2019, the Company owed accounts payable and accrued expenses of $6,868,603 and $5,455,063, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

NOTE 7 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, and 2020. At June 30, 2020 and December 31, 2019, the Company owed payroll tax liabilities, including penalties, of $3,786,790 and $3,724,050, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities. The Company expects to settle these liabilities by December 31, 2020.

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

On October 11, 2019, Power Up Lending Group, Ltd. (“Power Up”) filed a complaint against the Company and Isaac Dietrich, an officer and director of the Company, in the Supreme Court of the State of New York, County of Nassau. The complaint alleges, among other things, (i) the occurrence of events of default in certain notes (the “Power Up Notes”) issued by the Company to Power Up, (ii) misrepresentations by the Company including, but not limited to, with respect to the Company’s obligation to timely file its required reports with the SEC and (iii) lost profits as a result of the Company’s failure to convert the Power Up Notes in accordance with the terms thereof. In addition, the complaint alleges, among other things, that Mr. Dietrich took affirmative steps to deliberately cause the Company to breach its financial obligations. As a result of the foregoing, Power Up has requested: (i) the greater of $312,000 and the “parity value” as such term is defined in the Power Up Notes together with $2,000 per day until the Company issues shares upon conversion of the Power Up Notes together with applicable interest thereon; (ii) $165,000 as a result of the misrepresentations; (iii) an amount of lost profits to be determined by the court, but in no event less than $312,000; (iv) $312,000 as against Mr. Dietrich; (v) an award for reasonable legal fees and costs of litigation; (vi) a judgment awarding specific performance under the Power Up Notes; and (vii) the costs and disbursement of the action, pre-judgment interest, default interest and such other further relief as the court deems proper.

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

On December 17, 2018, the Company issued a secured convertible promissory note in the principal amount of $2,225,000 (including an original issuance discount of $225,000) that matured on December 17, 2019 and bears interest at a rate of 8% per annum (which increased to 22% on July 16, 2019 upon the occurrence of an event of default). The note is secured by the Security Agreement (as defined below). The investor shall have the right to convert the Outstanding Balance (as defined in the note) of the note at any time into shares of common stock of the Company at a conversion price of $0.35 per share, subject to adjustment. Commencing on June 17, 2019, the investor shall have the right to redeem all or any portion of the note; provided, however, the investor may not request redemption in an amount that exceeds $350,000 during any single calendar month; provided, further however, upon the occurrence of an event of default, the redemption amount in any calendar month may exceed $350,000. Payments on redemption amounts may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.35 per share, subject to adjustment; and (b) the Market Price (as defined in the note), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the note). The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%.

In connection with the December 2018 note, the Company also entered into a security agreement (the “Security Agreement”) on the closing date pursuant to which the Company granted the investor a security interest in the Collateral (as defined in the Security Agreement). On July 16, 2019, the Company received a notice from the noteholder indicating that events of default had occurred and asserting default penalties of $761,330. During the year ended December 31, 2019, the noteholder converted $345,000 of principal into an aggregate of 53,522,295 shares of common stock. During the six months ended June 30, 2020, the noteholder converted $37,000 of principal into an aggregate of 31,109,551 shares of common stock. As of June 30, 2020 and December 31, 2019, the remaining carrying value of the note was $1,843,000 and $1,880,000, respectively, net of debt discount of $0. As of June 30, 2020 and December 31, 2019, accrued interest payable of $1,548,666 and $1,327,110, respectively, was outstanding on the note.

From January to June 2019, the Company issued convertible promissory notes in the aggregate principal amount of $389,000 (including aggregate original issuance discount of $39,000) that matured at dates ranging from July 15, 2019 to June 6, 2020 and accruing interest at rates ranging from 5% to 12% per annum. The investors shall have the right to convert the Outstanding Balance  (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.075 per share, subject to adjustment; and (b) the Market Price (as defined in the notes), or a combination thereof. Upon the occurrence of an event of default, the investors  may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the notes). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. In January 2020, one of the promissory notes was amended whereby the conversion price for $9,202 which is a portion of the principal amount of the note was amended to $0.0004 per share.   The amendment was deemed a debt modification and accounted for accordingly. During the year ended December 31, 2019, the noteholders converted $31,180 of principal and $8,000 of accrued interest into an aggregate of 10,000,000 shares of common stock. During the six months ended June 30, 2020, one of the holders converted $24,826 of principal into an aggregate of 35,005,850 shares of common stock. As of June 30, 2020 and December 31, 2019, the remaining carrying value of the notes was $332,994 and $247,746, net of debt discount of $0 and $110,074, respectively. As of June 30, 2020 and December 31, 2019, accrued interest payable of $642,951 and $456,900, respectively, was outstanding on the notes.

On November 13, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $108,900, having an aggregate original issuance discount of $9,900, resulting in cash proceeds of $99,000. The notes matured on May 13, 2020 and accrue interest at a rate of 12% per annum. The investors shall have the right to convert the Outstanding Balance  (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization falls below $2,500,000, but not exceeding, 9.99%. As of June 30, 2020 and December 31, 2019, the remaining carrying value of the notes was $108,900 and $14,871, net of debt discount of $0 and $94,029, respectively. As of June 30, 2020 and December 31, 2019, accrued interest payable of $109,905 and $48,789, respectively, was outstanding on the notes.

On December 6, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $110,000, having an aggregate original issuance discount of $10,000, resulting in cash proceeds of $100,000. The notes matured on June 6, 2020 and accrue interest at a rate of 12% per annum. The investors shall have the right to convert the Outstanding Balance (as defined in the notes)  of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. As of June 30, 2020 and December 31, 2019, the remaining carrying value of the notes was $110,000 and $15,027, net of debt discount of $0 and $94,973, respectively. As of June 30, 2020 and December 31, 2019, accrued interest payable of $81,886 and $38,904, respectively, was outstanding on the notes.

In December 2019, the Company and the holders of all of the outstanding Series A and Series B Preferred Shares (the “Preferred Shares”) entered into Exchange Agreements whereby 2,800 Series A Preferred Shares and 1,126 Series B Preferred Shares were canceled in exchange for the issuance of an aggregate of $3,500,000 and $1,548,250 of convertible promissory notes, respectively. The notes matured at dates ranging from December 24, 2019 to May 18, 2020 and accrue interest at a rate of 12% per annum. The investors shall have the right to convert the Outstanding Balance  (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.005 per share, subject to adjustment. In the event of default, the Outstanding Balance shall immediately increase to 130% of the Outstanding Balance and a penalty of $100 per day shall accrue until the default is remedied. For a period of two years from the issuance date, in the event the Company issues or sells any additional common shares or common stock equivalents at a price less than the Conversion Price (as defined in the notes) then in effect (a “Dilutive Issuance”), the Conversion Price of the notes shall be reduced to the Dilutive Issuance Price and the number of shares issuable upon conversion shall be increased on a full ratchet basis. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note.  During the year ended December 31, 2019, the noteholders converted $185,500 of principal and $300 of accrued interest into an aggregate of 30,669,903 shares of common stock and 37,160,000 shares of common stock to be issued. During the six months ended June 30, 2020, the noteholders converted $31,137 of principal and $128 of accrued interest into an aggregate of 6,253,056 shares of common stock. As of June 30, 2020 and December 31, 2019, the remaining carrying value of the notes was $4,831,613 and $4,781,395, net of debt discount of $0 and $81,355, respectively. As of June 30, 2020 and December 31, 2019, accrued interest payable of $2,109,524 and $1,583,795, respectively, was outstanding on the notes.

From January to April 2020, the Company issued convertible promissory notes in the aggregate principal amount of $475,200, having an aggregate original issuance discount of $43,200, resulting in cash proceeds of $432,000. The notes mature from July 2020   to October 2020 and accrue interest at a rate of 12% per annum. During the first 180 days the notes are outstanding, the Company shall have the right to prepay the notes for an amount equal to 120% (during the first 90 days) or 135% (during the subsequent 90 days) of the Outstanding Balance (as defined in the notes) being prepaid. The investors shall have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. Notwithstanding the foregoing, upon the occurrence of an event of default, the conversion price for the April 2020 notes, having an aggregate original principal amount of $330,000, shall not be less than $0.001. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. As of June 30, 2020, the remaining carrying value of the notes was $230,585, net of debt discount of $244,615. As of June 30, 2020, accrued interest payable of $211,653 was outstanding on the notes.

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

During the six months ended June 30, 2020, upon issuance of the instruments underlying the derivative liabilities and upon revaluation (immediately prior to conversion), the Company estimated the fair value of the embedded derivatives using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 119.33% to 124.60%, (3) risk-free interest rate of 0.10% to 1.56%, and (4) expected life of 0.08 to 0.5 years.

On June 30, 2020, the Company estimated the fair value of the embedded derivatives of $129,886,444 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 126.42%, (3) risk-free interest rate of 0.05% to 0.29%, and (4) expected life of 0.02 to 2.84 years.

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

At June 30, 2020 and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements consisted of the following items as of June 30, 2020 and December 31, 2019:

	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$129,886,444	$-	$-	$129,886,444

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$20,236,870	$-	$-	$20,236,870

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2020:

Balance, December 31, 2019	$20,236,870
Transfers in due to issuance of convertible notes and warrants with embedded conversion and reset provisions	338,181
Transfers out due to conversions of convertible notes and accrued interest into common shares	(278,545)
Derivative liability due to authorized shares shortfall	109,978,818
Mark to market to June 30, 2020	(388,880)
Balance, June 30, 2020	$129,886,444

Gain on change in derivative liabilities for the six months ended June 30, 2020	$388,880

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

As of June 30, 2020 and December 31, 2019, there were 0 shares of Series A Preferred Stock outstanding.

On June 24, 2019, the Company authorized the issuance of 2,000 shares of Series B Preferred Stock, par value $0.001 per share. The Series B Preferred Stock have a $1,250 stated value and are convertible into shares of common stock at $0.05 per share, subjected to certain adjustments. The Certificate of Designation for the Series B Preferred Stock was filed on July 9, 2019.

As of June 30, 2020 and December 31, 2019, there were 0 shares of Series B Preferred Stock outstanding.

On July 16, 2019, the Company authorized the issuance of 1,000 Series C Preferred Stock, par value $0.001 per share. The 1,000 Series C preferred shares automatically convert into an aggregate of 1,000,000 shares of common stock upon the Company listing on a national exchange or upon a Change in Control (as defined in the Series C Certificate of Designation). The Certificate of Designation for the Series C Preferred Stock was filed on July 19, 2019, and a Certificate of Correction to the Certificate of Designation was filed on June 24, 2020.

As of June 30, 2020 and December 31, 2019, there were 1,000 shares of Series C Preferred Stock outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2020 and December 31, 2019, there were 493,726,405 and 384,266,948 shares of common stock issued and outstanding, respectively.

The following common stock transactions were recorded during the six months ended June 30, 2020:

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

During the six months ended June 30, 2020, the Company issued an aggregate of 72,368,457 shares of its common stock, having an aggregate fair value of $370,755, upon the conversion of convertible notes with a principal amount of $92,964 and accrued interest of $128, which resulted in the elimination of $278,545 of derivative liabilities and an aggregate net gain on conversion of convertible notes of $882.  Accordingly, common stock was increased by the par value of the common shares issued of $72,369 and additional paid in capital was increased by $298,386.

NOTE 12 – WARRANTS

Warrants outstanding and exercisable at June 30, 2019 are as follows:

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.0001 – 0.25	17,161,137,274	2.46	17,161,137,274
0.26 – 0.50	465,002	1.19	465,002
0.51 – 0.75	-	-	-
0.76 – 1.00	275,000	0.25	275,000
	17,161,877,276	2.46	17,161,877,276

A summary of the warrant activity for the six months ended June 30, 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3,342,376,365	$0.00265	2.71	$8,791,956
Grants	13,819,650,911	0.00040
Exercised	-	-
Expired/Canceled	(150,000)	0.53333
Outstanding at June 30, 2020	17,161,877,276	$0.00051	2.46	$61,739,774
Exercisable at June 30, 2020	17,161,877,276	$0.00051	2.46	$61,739,774

The aggregate intrinsic value of outstanding stock warrants was $61,739,774, based on warrants with an exercise price less than the Company’s stock price of $0.0040 as of June 30, 2020, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 13 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, the “Prior Plans”) and our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”, and together with the Prior Plans, the “Plans”). The Prior Plans are identical, except for the number of shares reserved for issuance under each. As of June 30, 2020, the Company had granted an aggregate of 64,310,000 securities under the Plans, with 190,000 shares available for future issuances.

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

Stock options outstanding and exercisable as of June 30, 2020 are as follows:

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$0.01 – 0.25	13,306,786	7.76	13,306,786
0.26 – 0.50	1,939,631	6.76	1,939,631
0.51 – 0.75	1,820,112	6.18	1,820,112
0.76 – 1.00	9,926,072	6.21	9,926,072
1.01 – 2.00	629,164	6.11	629,164
	27,621,765		27,621,765

A summary of the stock option activity for the six months ended June 30, 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	27,621,765	$0.49	7.24	$-
Grants	-
Exercised	-
Expired/Canceled	-
Outstanding at June 30, 2020	27,621,765	$0.49	6.99	$-
Exercisable at June 30, 2020	27,621,765	$0.49	6.99	$-

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.0040 as of June 30, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with a volatility figure derived from historical data. The Company accounts for the expected life of options based on the contractual life of the options.

The fair value of all options that vested during the six months ended of June 30, 2020 and 2019 was $0 and $14,000, respectively. Unrecognized compensation expense of $0 at June 30, 2020 will be expensed in future periods.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued.

On July 8, 2020, the Company issued and sold a promissory note in the principal amount of $22,911. The note accrues interest at a rate of 10% per annum and matures on December 31, 2020.

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

For the Three Months Ended June 30, 2020 and 2019

	For the three months ended
	June 30, 2020	June 30, 2019	$ Change	% Change
Revenue	$-	$18,366	$(18,366)	(100)%

Operating Expenses	276,791	793,004	(516,213)	(65.1)%

Loss from Operations	(276,791)	(774,638)	497,847	(64.3)%

Other Income /(Expense)	(79,852,494)	(581,770)	(79,270,724)	13,625.8%

Net Loss Available to Common Stockholders	$(80,129,285)	$(5,666,334)	$(74,462,951)	1,314.1%

Revenues

For the three months ended June 30, 2020 and 2019, we generated revenues of $0 and $18,366, respectively, a decrease of $18,366 primarily due to service interruptions to both the Company’s website and production of content.

Operating Expenses

For the three months ended June 30, 2020 and 2019, our operating expenses were $276,791 and $793,004, respectively, a decrease of $516,213. This decrease was attributable to a decrease in payroll and related expenses of $77,786 due to reduction in the number of employees as payroll and related expenses decreased to $93,155 for the three months ended June 30, 2020 from $170,941 for same period in 2019. Advertising expense decreased to $0 for the three months ended June 30, 2020 from $9,157 for the same period in 2019, a decrease of $9,157. For the three months ended June 30, 2020 and 2019, the Company recorded amortization of software costs of $0 and $12,850, respectively, a decrease of $12,850. This is primarily a result of the Company not incurring any software development costs. Other general and administrative expenses decreased by $213,420 from $397,056 for the three months ended June 30, 2019 to $183,636 for the three months ended June 30, 2020. This reduction was attributable to lower overhead costs for office expenses, legal fees, rent expense and contractor services for the three months ended June 30, 2020 as compared to the same period in 2019.

Loss from Operations

During the three months ended June 30, 2020, we incurred losses of $276,791 from operations, as compared to losses of $774,638 during the same period in 2019, a difference of $497,847, for the reasons stated above.

Other Income (Expense)

For the three months ended June 30, 2020 and 2019, the Company recorded interest expense of $1,063,357 and $351,931, respectively, primarily related to Company’s convertible notes. The Company recorded a $1,232 loss and $132,480 loss on the conversion of convertible notes payable for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, the Company recorded a $61,818 gain and a $32,899 loss, respectively, on the change in fair value of derivative liabilities. For the three months ended June 30, 2020 and 2019, the Company recorded $78,849,723 and $0, respectively, of changes in the fair value of the derivative liability for the authorized shares shortfall.

Net Loss Available to Common Stockholders

For the three months ended June 30, 2020 and 2019, we had net losses of $80,129,285 and $5,666,334, respectively, an increase of $74,462,951 for the reasons discussed above.

For the Six Months Ended June 30, 2020 and 2019

	For the six months ended
	June 30, 2020	June 30, 2019	$ Change	% Change
Revenue	$-	$22,749	$(22,749)	(100)%

Operating expenses	488,119	1,761,502	(1,273,383)	(72.3)%

Loss from Operations	(488,119)	(1,738,753)	1,250,634	(71.9)%

Other Income /(Expense)	(111,594,062)	(1,114,154)	(110,479,908)	9,916%

Net Loss available to Common Stockholders	$(207,085,114)	$(7,162,833)	$(199,922,281)	2,791.1%

Revenues

For the six months ended June 30, 2020 and 2019, we generated revenues of $0 and $22,749, respectively, a decrease of $22,749 primarily due to service interruptions to both the Company’s website and production of content.

Operating Expenses

For the six months ended June 30, 2020 and 2019, our operating expenses were $488,119 and $1,761,502, respectively, a decrease of $1,273,383. This decrease was attributable to a decrease in stock-based compensation of $187,200 from $187,200 for the six months ended June 30, 2019 to $0 for the same period in 2020. There was a decrease in payroll and related expenses of $166,369 due to reduction in the number of employees as payroll and related expenses decreased to $175,891 for the six months ended June 30, 2020 from $342,260 for same period in 2019. Advertising expense decreased to $0 for the six months ended June 30, 2020 from $36,365 for the same period in 2019, a decrease of $36,365. For the six months ended June 30, 2020 and 2019, the Company recorded amortization of software costs of $0 and $25,700, respectively, a decrease of $25,700. This is primarily a result of the Company not incurring any software development costs. Other general and administrative expenses decreased by $651,219 from $963,447 for the six months ended June 30, 2019 to $312,228 for the six months ended June 30, 2020. This reduction was attributable to lower overhead costs for office expenses, legal fees, rent expense and contractor services for the six months ended June 30, 2020 as compared to the same period in 2019.

Loss from Operations

During the six months ended June 30, 2020, we incurred losses of $488,119 from operations, as compared to losses of $1,738,753 during the same period in 2019, a difference of $1,250,634, for the reasons stated above.

Other Income (Expense)

For the six months ended June 30, 2020 and 2019, the Company recorded interest expense of $2,005,006 and $590,178, respectively, primarily related to Company’s convertible notes. The Company recorded a $882 gain and $426,077 loss on the conversion of convertible notes payable for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded a $388,880 gain and a $32,899 loss, respectively, of the change in fair value of derivative liabilities. For the six months ended June 30, 2020 and 2019, the Company recorded $109,978,818 and $0, respectively, of changes in the fair value of the derivative liability for the authorized shares shortfall.

Net Loss Available to Common Stockholders

For the six months ended June 30, 2020 and 2019, we had net losses of $207,085,114 and $7,162,833, respectively, an increase of $199,922,281 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the six months ended June 30, 2020 and 2019 was $492,544 and $832,718, respectively. This $340,174 decrease was primarily caused by a decrease in stock-based compensation (non-cash items), an increase in interest and amortization of debt discount, and a decrease in accounts payable and accrued expenses.  Net cash used in operations for the six months ended June 30, 2019 was primarily based on the utilization of $203,000 in advances to COWA Science Corporation, net of repayments, and the loss for the six months ended June 30, 2019, partially offset by the increase in stock-based compensation (non-cash item), along with increases in accounts payable and accrued payroll.

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was $0 and $0, respectively.

Net cash provided by financing activities for the six months ended June 30, 2020 and 2019 was $492,074 and $804,800, respectively. During the six months ended June 30, 2020, these funds were derived mainly from proceeds related to the issuance of convertible and non-convertible notes. During the six months ended June 30, 2019, net cash provided by financing activities was derived from the issuance of convertible notes, advances, sales of preferred shares, and exercise of warrants.

Capital Resources

As of June 30, 2020, the Company had cash of $650 and working capital deficit (current liabilities in excess of current assets) of $148,520,352. During the six months ended June 30, 2020, net cash used in operating activities was $492,544. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the condensed consolidated financial statements. Our primary source of operating funds since inception has been cash proceeds from the public and private placements of our securities, including debt securities, and proceeds from the exercise of warrants and options. We have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital through public or private equity offerings, debt financings or other sources; however, financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy and we may be forced to curtail or cease operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2020 were not effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on July 16, 2020 (“Annual Report”) and as otherwise set forth herein, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On August 24, 2020, the Supreme Court of the State of New York, County of Nassau adjourned a hearing on Power Up Lending Group Ltd.’s (“Power Up’s”) motion for default judgment with respect to the complaint filed by Power Up on October 11, 2019 against the Company and Isaac Dietrich, an officer and director of the Company until September 14, 2020.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2020, we issued an aggregate of 18,750,000 shares of our common stock upon the conversion of convertible debt in the aggregate principle amount of $15,000.

The issuance of the above securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 24, 2020, the Company filed a Certificate of Correction to its Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock with the Delaware Secretary of State to correct clerical errors.

ITEM 6. EXHIBITS

(b)	Exhibit Index

No.	Description of Exhibit
3.1*	Certificate of Correction to the Certificate of Correction to its Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock
10.1	Form of April Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.2	Membership Agreement between the Company and WeWork dated May 1, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2020)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

