Form 10-Q
period 2020-09-30
MassRoots, Inc.
filed 2020-12-18
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of December 16, 2020, there were 493,726,405 shares of the registrant’s common stock issued and outstanding.

-i-

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q may be “forward-looking statements.”

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

-ii-

MASSROOTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$650	$1,120
Prepaid expenses	-	1,975
Total current assets	650	3,095

Total assets	$650	$3,095

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank overdrafts	$71	$13,749
Accounts payable and accrued expenses	8,169,332	5,455,063
Accrued payroll and related expenses	3,818,230	3,724,050
Advances	337,500	337,500
Non-convertible notes payable, current portion	154,020	165,750
Derivative liabilities	63,588,991	20,236,870
Convertible notes payable, net of debt discount of $203,570 and $380,431, respectively	7,723,636	6,939,039
Total current liabilities	83,791,780	36,872,021

Non-convertible notes payable	110,000	-
Total liabilities	83,901,780	36,872,021

Commitments and contingencies (See Note 8)

Stockholders’ deficit:
Preferred stock - Series C, $0.001 par value, 1,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common stock, $0.001par value, 500,000,000 shares authorized; 493,726,405 and 384,266,948 shares issued and outstanding, respectively	493,727	384,267
Common stock to be issued, 907,499,814 and 944,659,814 shares, respectively	907,500	944,660
Additional paid in capital	246,665,759	151,364,371
Accumulated deficit	(331,968,117)	(189,562,225)
Total stockholders’ deficit	(83,901,130)	(36,868,926)

Total liabilities and stockholders’ deficit	$650	$3,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$2,316	$909	$2,316	$23,658

Operating Expenses:
Cost of revenues	150	-	150	3,530
Advertising	43,020	2,967	43,020	39,332
Payroll and related expense	63,879	152,809	239,770	495,069
Stock-based compensation	-	25,500	-	212,700
Amortization of software costs	-	12,849	-	38,549
Impairment of software costs	-	196,315	-	196,315
Allowance for uncollectible advances to COWA Science Corporation (“COWA”)	-	157,500	-	360,500
Other general and administrative expenses	101,189	574,677	413,417	1,538,126
Total Operating Expenses	208,238	1,122,617	696,357	2,884,121

Loss From Operations	(205,922)	(1,121,708)	(694,041)	(2,860,463)

Other Income (Expense):
Interest expense	(1,602,204)	(1,546,805)	(3,607,210)	(2,136,983)
Preferred stock issuance costs	-	(5,585,594)	-	(5,585,594)
Change in derivative liability for authorized shares shortfall	66,572,635	(15,050,821)	(43,406,183)	(15,050,821)
Change in fair value of derivative liabilities	(85,287)	94,534	303,593	61,635
Impairment on investment	-	(91,929)	-	(91,929)
Gain (loss) on conversion of convertible notes	-	(248,022)	882	(674,099)
Total Other Income (Expense)	64,885,144	(22,428,637)	(46,708,918)	(23,477,791)

Net Income (Loss) Before Income Taxes	64,679,222	(23,550,345)	(47,402,959)	(26,338,254)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Income (Loss)	64,679,222	(23,550,345)	(47,402,959)	(26,338,254)

Deemed dividend from warrant price protection	-	(24,126,726)	(95,002,933)	(27,935,469)
Contingent beneficial conversion feature on Preferred Shares issuance	-	(39,746,515)	-	(39,746,515)
Deemed dividend for issuance of common shares to settle warrant provision	-	-	-	(437,400)

Net Income (Loss) Available to Common Stockholders	$64,679,222	$(87,423,586)	$(142,405,892)	$(94,457,638)

Net income (loss) per common share:
Basic	$0.05	$(0.13)	$(0.10)	$(0.28)
Diluted	$-	$(0.13)	$(0.10)	$(0.28)

Weighted average common shares outstanding:
Basic	1,401,226,219	650,391,047	1,387,478,585	337,350,454
Diluted	40,198,748,273	650,391,047	1,387,478,585	337,350,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

UNAUDITED

	Preferred Stock
	Series B to be Issued		Series C		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2020	-	$-	1,000	$1	493,726,405	$493,727	907,499,814	$907,500	$246,665,759	$(396,647,339)	$(148,580,352)

Net income	-	-	-	-	-	-	-	-	-	64,679,222	64,679,222

Balance at September 30, 2020	-	$-	1,000	$1	493,726,405	$493,727	907,499,814	$907,500	$246,665,759	$(331,968,117)	$(83,901,130)

	Preferred Stock
	Series B to be Issued		Series C		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2019	160	$-	-	$-	203,414,654	$203,415	1,126,250	$1,126	$79,700,759	$(87,938,181)	$(8,032,881)

Issuance of preferred shares for cash	356	1	-	-	-	-	-	-	444,999	-	445,000

Conversion of Series A Convertible Preferred Stock to common shares	-	-	-	-	80,000,000	80,000	903,823,564	903,824	2,153,424	-	3,137,248

Common shares issued upon conversion of convertible notes and accrued interest	-	-	-	-	64,629,200	64,630	-	-	487,393	-	552,023

Common shares issued for services	-	-	-	-	-	-	2,550,000	2,550	22,950	-	25,500

Common shares issued to settle a true-up provision	-	-	-	-	5,553,191	5,553	-	-	16,660	-	22,213

Contingent beneficial conversion feature on Preferred Shares issuance	-	-	-	-	-	-	-	-	42,121,906	(39,617,731)	2,504,175

Deemed dividend related to warrant price protection	-	-	-	-	-	-	-	-	24,126,726	(24,126,726)	-

Net loss	-	-	-	-	-	-	-	-	-	(23,550,345)	(23,550,345)

Balance at September 30, 2019	516	$1	-	$-	353,597,045	$353,598	907,499,814	$907,500	$149,074,817	$(175,232,983)	$(24,897,067)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

UNAUDITED

	Preferred Stock
	Series B to be Issued		Series C		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2019	-	$-	1,000	$1	384,266,948	$384,267	944,659,814	$944,660	$151,364,371	$(189,562,225)	$(36,868,926)

Issuance of common shares previously to be issued	-	-	-	-	37,160,000	37,160	(37,160,000)	(37,160)	-	-	-

Common shares issued upon conversion of convertible notes and accrued interest	-	-	-	-	72,368,457	72,369	-	-	298,386	-	370,755

Common shares contributed back to the Company and promptly retired	-	-	-	-	(69,000)	(69)	-	-	69	-	-

Deemed dividend related to warrant price protection	-	-	-	-	-	-	-	-	95,002,933	(95,002,933)	-

Net loss	-	-	-	-	-	-	-	-	-	(47,402,959)	(47,402,959)

Balance at September 30, 2020	-	$-	1,000	$1	493,726,405	$493,727	907,499,814	$907,500	$246,665,759	$(331,968,117)	$(83,901,130)

	Preferred Stock
	Series B to be Issued		Series C		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2018	-	$-	-	$-	168,706,472	$168,707	80,000	$80	$73,770,195	$(80,775,348)	$(6,836,366)

Issuance of common shares previously to be issued	-	-	-	-	80,000	80	(80,000)	(80)	-	-	-

Sale of Series B Convertible Preferred Stock and warrants	516	1	-	-	-	-	-	-	644,999	-	645,000

Conversion of Series A Convertible Preferred Stock to common shares	-	-	-	-	80,000,000	80,000	903,823,564	903,824	2,153,423	-	3,137,247

Common shares issued as origination shares	-	-	-	-	1,250,000	1,250	-	-	140,083	-	141,333

Common shares issued upon conversion of convertible notes and accrued interest	-	-	-	-	80,504,561	80,505	-	-	1,417,262	-	1,497,767

Common shares issued upon exercise of warrants for cash	-	-	-	-	1,555,160	1,555	1,126,250	1,126	170,269	-	172,950

Common shares issued in settlement of a warrant provision	-	-	-	-	9,000,000	9,000	-	-	428,400	(437,397)	3

Common shares issued upon cashless exercise of warrants	-	-	-	-	3,997,661	3,998	-	-	(3,998)	-	-

Common shares issued for services	-	-	-	-	2,950,000	2,950	2,550,000	2,550	193,200	-	198,700

Options issued for services	-	-	-	-	-	-	-	-	14,000	-	14,000

Common shares issued to settle a true-up provision	-	-	-	-	5,553,191	5,553	-	-	16,660	-	22,213

Contingent beneficial conversion feature on Preferred Shares issuance	-	-	-	-	-	-	-	-	42,194,855	(39,746,515)	2,448,340

Deemed dividend related to warrant price protection	-	-	-	-	-	-	-	-	27,935,469	(27,935,469)	-

Net loss	-	-	-	-	-	-	-	-	-	(26,338,254)	(26,338,254)

Balance at September 30, 2019	516	$1	-	$-	353,597,045	$353,598	907,499,814	$907,500	$149,074,817	$(175,232,983)	$(24,897,067)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

UNAUDITED

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(47,402,959)	$(26,338,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(303,593)	(61,635)
Change in derivative liability for authorized shares shortfall	43,406,183	15,050,821
Depreciation and amortization	-	42,111
Interest and amortization of debt discount	3,607,210	2,136,983
(Gain) loss on conversion of convertible notes payable	(882)	674,099
Stock-based compensation	-	212,700
Allowance for advance given to COWA	-	360,500
Impairment on investment	-	65,000
Loss on sale of investment in Canna Regs	-	91,929
Impairment loss on software costs	-	196,315
Preferred stock issuance costs	-	5,585,594
Security deposit written off	-	36,000
Changes in operating assets and liabilities:
Accounts receivable	-	(167)
Prepaid expenses	1,975	(2,340)
Advance given to COWA	-	(370,500)
Accounts payable and accrued expenses	(119,176)	497,323
Accrued payroll and related expenses	94,180	434,309
Net cash used in operating activities	(717,062)	(1,389,212)

Cash flows from investing activities:
Proceeds from sale of Reg Tech and High Times	-	90,983
Net cash provided by investing activities	-	90,983

Cash flows from financing activities:
Bank overdrafts	(13,678)	-
Proceeds from sale of Series B preferred shares and warrants	-	645,000
Proceeds from exercise of warrants	-	172,950
Proceeds from issuance of convertible notes payable	637,000	350,000
Proceeds from issuance of non-convertible notes payable	132,911	176,000
Repayment of non-convertible notes payable	(39,641)	-
Repayments of advances	-	(72,650)
Net cash provided by financing activities	716,592	1,271,300

Net decrease in cash	(470)	(26,929)

Cash, beginning of period	1,120	29,568

Cash, end of period	$650	$2,639

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares previously to be issued	$37,160	$-
Common shares issued upon conversion of convertible notes and accrued interest	$370,755	$823,668
Common shares contributed back to the Company and promptly retired	$69	$-
Deemed dividend related to warrant price protection	$95,002,933	$27,935,469
Derivative liability recognized as debt discount on newly issued convertible notes	$528,076	$-
Common shares issued upon cashless exercise of warrants	$-	$3,998
Common shares issued in settlement of a warrant provision	$-	$437,400
Common stock issued for Series A Preferred Stock conversions	$-	$3,137,248
Contingent beneficial conversion feature on Preferred Shares issuance	$-	$39,746,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three and nine months ended September 30, 2020 and 2019, its cash flows for the nine months ended September 30, 2020 and 2019, and its financial position as of September 30, 2020 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2020, the Company had cash of $650 and a working capital deficit (current liabilities in excess of current assets) of $83,791,130. During the nine months ended September 30, 2020, the net loss available to common stockholders was $142,405,892 and net cash used in operating activities was $717,062. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

During the nine months ended September 30, 2020, the Company received proceeds of $637,000 and $132,911 from the issuance of convertible notes and non-convertible notes, respectively. The Company does not have sufficient cash to fund operations for the next fiscal year.

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

Management’s plans regarding these matters encompass the following actions: 1) obtain funding from new and current investors to alleviate the Company’s working capital deficiency; and 2) implement a plan to increase revenues. The Company’s continued existence is dependent upon its ability to translate its audience into revenues.  However, the outcome of management’s plans cannot be determined with any degree of certainty.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for one year from the date the condensed consolidated financial statements are issued. The carrying amounts of assets and liabilities presented in the unaudited condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2020 and December 31, 2019, the uninsured balances amounted to $0.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of three to five years. Repair and maintenance costs are expensed as incurred. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in earnings.

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

Revenue Recognition

The Company recognizes revenue when services are realized or realizable and earned, less estimated future doubtful accounts.

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

In accordance with ASC 606, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenue in accordance with that core principle by applying the following:

(i)	Identify the contract(s) with a customer;

(ii)	Identify the performance obligation in the contract;

(iii)	Determine the transaction price;

(iv)	Allocate the transaction price to the performance obligations in the contract; and

(v)	Recognize revenue when (or as) the Company satisfies a performance obligation.

The Company primarily generates revenue by charging businesses to advertise on the Company’s website and social media channels. In cases where clients enter advertising contracts for an extended period of time, the Company only recognizes revenue for services provided during that quarter and defers the remaining unearned revenue to future periods.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $43,020 and $39,332 for the nine months ended September 30, 2020 and 2019, respectively.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For stock-based awards to employees, non-employees and directors, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.

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

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of September 30, 2020 and December 31, 2019 using the applicable classification criteria enumerated under ASC 815, “Derivatives and Hedging.” The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands. As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period. The Company also records derivative liabilities for instruments, including convertible notes, preferred stock, and warrants, in which the Company does not have sufficient authorized shares to cover the conversion of these instruments into shares of common stock.

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

September 30, 2020 (Unaudited)

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for: (1) convertible debt with a cash conversion feature; and (2) convertible instruments with a beneficial conversion feature. As a result, the Company will not separately present in equity an embedded conversion feature in such debt. Instead, we will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. We expect the elimination of these models will reduce reported interest expense and increase reported net income for the Company’s convertible instruments falling under the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2020 and December 31, 2019 is summarized as follows:

	September 30, 2020	December 31, 2019
Computers	$6,366	$6,366
Office equipment	17,621	17,621
Subtotal	23,987	23,987
Less accumulated depreciation	(23,987)	(23,987)
Property and equipment, net	$-	$-

Depreciation expense for the three months ended September 30, 2020 and 2019 was $0 and $1,078, respectively.

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $0 and $3,549, respectively.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

NOTE 5 – ADVANCES AND NON-CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2020 and 2019, the Company received aggregate proceeds from advances of $0 and $0 and repaid an aggregate of $0 and $72,650, respectively, of advances. The advances were primarily for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2017 and 2018. As of September 30, 2020 and December 31, 2019, the Company owed $337,500 and $337,500 in principal and $10,500 and $10,500 in accrued interest, respectively.

During the nine months ended September 30, 2020 and 2019, the Company received proceeds from the issuance of non-convertible notes of $132,911 and $176,000 and repaid an aggregate of $39,641 and $0, respectively, of non-convertible notes. The non-convertible notes have maturity dates ranging from March 18, 2019 to June 26, 2022 and accrue interest at rates ranging from 0% to 36% per annum. As of September 30, 2020 and December 31, 2019, the Company owed $264,020 and $165,750 in principal and $259,428 and $158,143 in accrued interest, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2020 and December 31, 2019, the Company owed accounts payable and accrued expenses of $8,169,332 and $5,455,063, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

NOTE 7 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, and 2020. As of September 30, 2020 and December 31, 2019, the Company owed payroll tax liabilities, including penalties, of $3,818,230 and $3,724,050, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities. The Company expects to settle these liabilities by March 31, 2021.

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

On October 11, 2019, Power Up Lending Group, Ltd. (“Power Up”) filed a complaint against the Company and Isaac Dietrich, an officer and director of the Company, in the Supreme Court of the State of New York, County of Nassau. The complaint alleges, among other things, (i) the occurrence of events of default in certain notes (the “Power Up Notes”) issued by the Company to Power Up, (ii) misrepresentations by the Company including, but not limited to, with respect to the Company’s obligation to timely file its required reports with the SEC and (iii) lost profits as a result of the Company’s failure to convert the Power Up Notes in accordance with the terms thereof. In addition, the complaint alleges, among other things, that Mr. Dietrich took affirmative steps to deliberately cause the Company to breach its financial obligations. As a result of the foregoing, Power Up has requested: (i) the greater of $312,000 and the “parity value” as such term is defined in the Power Up Notes together with $2,000 per day until the Company issues shares upon conversion of the Power Up Notes together with applicable interest thereon; (ii) $165,000 as a result of the misrepresentations; (iii) an amount of lost profits to be determined by the court, but in no event less than $312,000; (iv) $312,000 as against Mr. Dietrich; (v) an award for reasonable legal fees and costs of litigation; (vi) a judgment awarding specific performance under the Power Up Notes; and (vii) the costs and disbursement of the action, pre-judgment interest, default interest and such other further relief as the court deems proper. On August 24, 2020, the Supreme Court of the State of New York, County of Nassau adjourned a hearing on Power Up\s motion for default judgment with respect to the complaint filed by Power Up on October 11, 2019 against the Company and Mr. Dietrich until September 14, 2020. On September 14, 2020, Power-Up filed a motion for leave to enter a default judgment against the Company and Mr. Dietrich, alleging that the defendants failed to appear and did not establish a meritorious defense to the claims made or a reasonable excuse for the delay in interposing their answer. As of September 30, 2020, the Company has recorded $131,174 in principal and $233,124 of accrued interest and penalties for the Power Up Notes as current liabilities.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

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

On December 17, 2018, the Company issued a secured convertible promissory note in the principal amount of $2,225,000 (including an original issuance discount of $225,000) that matured on December 17, 2019 and bears interest at a rate of 8% per annum (which increased to 22% on July 16, 2019 upon the occurrence of an event of default). The note is secured by the Security Agreement (as defined below). The investor has the right to convert the Outstanding Balance (as defined in the note) of the note at any time into shares of common stock of the Company at a conversion price of $0.35 per share, subject to adjustment. Commencing on June 17, 2019, the investor has the right to redeem all or any portion of the note; provided, however, the investor may not request redemption in an amount that exceeds $350,000 during any single calendar month; provided, further however, upon the occurrence of an event of default, the redemption amount in any calendar month may exceed $350,000. Payments on redemption amounts may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.35 per share, subject to adjustment; and (b) the Market Price (as defined in the note), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the note). The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%.

In connection with the December 2018 note, the Company also entered into a security agreement (the “Security Agreement”) on the closing date pursuant to which the Company granted the investor a security interest in the Collateral (as defined in the Security Agreement). On July 16, 2019, the Company received a notice from the noteholder indicating that events of default had occurred and asserting default penalties of $761,330. During the year ended December 31, 2019, the noteholder converted $345,000 of principal into an aggregate of 53,522,295 shares of common stock. During the nine months ended September 30, 2020, the noteholder converted $37,000 of principal into an aggregate of 31,109,551 shares of common stock. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the note was $1,843,000 and $1,880,000, respectively, net of debt discount of $0. As of September 30, 2020 and December 31, 2019, accrued interest payable of $1,659,676 and $1,327,110, respectively, was outstanding on the note.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

From January to June 2019, the Company issued convertible promissory notes in the aggregate principal amount of $389,000 (including aggregate original issuance discount of $39,000) that matured at dates ranging from July 15, 2019 to June 6, 2020 and accruing interest at rates ranging from 5% to 12% per annum. The investors have the right to convert the Outstanding Balance  (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.075 per share, subject to adjustment; and (b) the Market Price (as defined in the notes), or a combination thereof. Upon the occurrence of an event of default, the investors  may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the notes). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. In January 2020, one of the promissory notes was amended whereby the conversion price for $9,202 which is a portion of the principal amount of the note was amended to $0.0004 per share.   The amendment was deemed a debt modification and accounted for accordingly. During the year ended December 31, 2019, the noteholders converted $31,180 of principal and $8,000 of accrued interest into an aggregate of 10,000,000 shares of common stock. During the nine months ended September 30, 2020, one of the holders converted $24,826 of principal into an aggregate of 35,005,850 shares of common stock. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the notes was $332,994 and $247,746, net of debt discount of $0 and $110,074, respectively. As of September 30, 2020 and December 31, 2019, accrued interest payable of $1,282,188 and $456,900, respectively, was outstanding on the notes.

On November 13, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $108,900, having an aggregate original issuance discount of $9,900, resulting in cash proceeds of $99,000. The notes matured on May 13, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance  (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the notes was $108,900 and $14,871, net of debt discount of $0 and $94,029, respectively. As of September 30, 2020 and December 31, 2019, accrued interest payable of $140,798 and $48,789, respectively, was outstanding on the notes.

On December 6, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $110,000, having an aggregate original issuance discount of $10,000, resulting in cash proceeds of $100,000. The notes matured on June 6, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes)  of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the notes was $110,000 and $15,027, net of debt discount of $0 and $94,973, respectively. As of September 30, 2020 and December 31, 2019, accrued interest payable of $103,613 and $38,904, respectively, was outstanding on the notes.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

In December 2019, the Company and the holders of all of the outstanding Series A and Series B Preferred Shares (the “Preferred Shares”) entered into Exchange Agreements whereby 2,800 Series A Preferred Shares and 1,126 Series B Preferred Shares were canceled in exchange for the issuance of an aggregate of $3,500,000 and $1,548,250 of convertible promissory notes, respectively. The notes matured at dates ranging from December 24, 2019 to May 18, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance  (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.005 per share, subject to adjustment. In the event of default, the Outstanding Balance shall immediately increase to 130% of the Outstanding Balance and a penalty of $100 per day shall accrue until the default is remedied. For a period of two years from the issuance date, in the event the Company issues or sells any additional common shares or common stock equivalents at a price less than the Conversion Price (as defined in the notes) then in effect (a “Dilutive Issuance”), the Conversion Price of the notes shall be reduced to the Dilutive Issuance Price and the number of shares issuable upon conversion shall be increased on a full ratchet basis. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note.  During the year ended December 31, 2019, the noteholders converted $185,500 of principal and $300 of accrued interest into an aggregate of 30,669,903 shares of common stock and 37,160,000 shares of common stock to be issued. During the nine months ended September 30, 2020, the noteholders converted $31,137 of principal and $128 of accrued interest into an aggregate of 6,253,056 shares of common stock. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the notes was $4,831,613 and $4,781,395, net of debt discount of $0 and $81,355, respectively. As of September 30, 2020 and December 31, 2019, accrued interest payable of $2,375,264 and $1,583,795, respectively, was outstanding on the notes.

From January to September 2020, the Company issued convertible promissory notes in the aggregate principal amount of $700,700, having an aggregate original issuance discount of $63,700, resulting in cash proceeds of $637,000. The notes mature from July 2020 to March 2021 and accrue interest at a rate of 12% per annum. During the first 180 days the notes are outstanding, the Company shall have the right to prepay the notes for an amount equal to 120% (during the first 90 days) or 135% (during the subsequent 90 days) of the Outstanding Balance (as defined in the notes) being prepaid. The investors have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. Notwithstanding the foregoing, upon the occurrence of an event of default, the conversion price for the April 2020 notes, having an aggregate original principal amount of $330,000, shall not be less than $0.001. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. As of September 30, 2020, the remaining carrying value of the notes was $497,129, net of debt discount of $203,571. As of September 30, 2020, accrued interest payable of $373,256 was outstanding on the notes.

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

During the nine months ended September 30, 2020, upon issuance of the instruments underlying the derivative liabilities and upon revaluation (immediately prior to conversion), the Company estimated the fair value of the embedded derivatives using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 119.33% to 126.80%, (3) risk-free interest rate of 0.10% to 1.56%, and (4) expected life of 0.08 to 0.5 years.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

On September 30, 2020, the Company estimated the fair value of the embedded derivatives of $63,588,991 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 125.94%, (3) risk-free interest rate of 0.05% to 0.13%, and (4) expected life of 0.05 to 2.34 years.

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

At September 30, 2020 and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements consisted of the following items as of September 30, 2020 and December 31, 2019:

	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$63,588,991	$-	$-	$63,588,991

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$20,236,870	$-	$-	$20,236,870

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2020:

Balance, December 31, 2019	$20,236,870
Transfers in due to issuance of convertible notes and warrants with embedded conversion and reset provisions	528,076
Transfers out due to conversions of convertible notes and accrued interest into common shares	(278,545)
Change in derivative liability due to authorized shares shortfall	43,406,183
Mark to market to September 30, 2020	(303,593)
Balance, September 30, 2020	$63,588,991

Gain on change in derivative liabilities for the nine months ended September 30, 2020	$303,593

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

On July 2, 2019, the Company authorized the issuance of 6,000 Series A Preferred Stock, par value $0.001 per share. The Series A Preferred Stock has a $1,250 stated value and is convertible into shares of common stock at $0.05 per share, subject to certain adjustments. The Certificate of Designation for the Series A Preferred Stock was filed on July 9, 2019.

As of September 30, 2020 and December 31, 2019, there were 0 shares of Series A Preferred Stock outstanding.

On June 24, 2019, the Company authorized the issuance of 2,000 shares of Series B Preferred Stock, par value $0.001 per share. The Series B Preferred Stock has a $1,250 stated value and is convertible into shares of common stock at $0.05 per share, subjected to certain adjustments. The Certificate of Designation for the Series B Preferred Stock was filed on July 9, 2019.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

As of September 30, 2020 and December 31, 2019, there were 0 shares of Series B Preferred Stock outstanding.

On July 16, 2019, the Company authorized the issuance of 1,000 shares of Series C Preferred Stock, par value $0.001 per share. The 1,000 Series C preferred shares automatically convert into an aggregate of 1,000,000 shares of common stock upon the Company listing on a national exchange or upon a Change in Control (as defined in the Series C Certificate of Designation). The Certificate of Designation for the Series C Preferred Stock was filed on July 19, 2019, and a Certificate of Correction to the Certificate of Designation was filed on June 24, 2020.

As of September 30, 2020 and December 31, 2019, there were 1,000 shares of Series C Preferred Stock outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2020 and December 31, 2019, there were 493,726,405 and 384,266,948 shares of common stock issued and outstanding, respectively.

The following common stock transactions were recorded during the nine months ended September 30, 2020:

On January 8, 2020, the Company issued 37,160,000 shares of the Company’s common stock previously recorded as to be issued as of December 31, 2019.

On March 7, 2020, a stockholder returned 69,000 shares of the Company’s common stock back to the Company. The shares were immediately retired. Accordingly, common stock was decreased by the par value of the common shares contributed of $69 with a corresponding increase in additional paid in capital.

During the nine months ended September 30, 2020, the Company issued an aggregate of 72,368,457 shares of its common stock, having an aggregate fair value of $370,755, upon the conversion of convertible notes with a principal amount of $92,964 and accrued interest of $128, which resulted in the elimination of $278,545 of derivative liabilities and an aggregate net gain on conversion of convertible notes of $882.  Accordingly, common stock was increased by the par value of the common shares issued of $72,369 and additional paid in capital was increased by $298,386.

NOTE 12 – WARRANTS

A summary of the Company’s warrant activity during the nine months ended September 30, 2020, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,342,376,365	$0.00265	2.96	$8,791,956
Grants	13,819,650,911	0.00040
Exercised	-	-
Expired/Canceled	(325,000)	0.73077
Outstanding at September 30, 2020	17,161,702,276	$0.00050	2.21	$27,439,900
Exercisable at September 30, 2020	17,161,702,276	$0.00050	2.21	$27,439,900

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.0001 – 0.25	17,161,137,274	2.21	17,161,137,274
0.26 – 0.50	465,002	0.93	465,002
0.76 – 1.00	100,000	0.29	100,000
	17,161,702,276	2.21	17,161,702,276

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

The aggregate intrinsic value of outstanding stock warrants was $27,439,900, based on warrants with an exercise price less than the Company’s stock price of $0.002 as of September 30, 2020, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 13 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, the “Prior Plans”) and our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”, and together with the Prior Plans, the “Plans”). The Prior Plans are identical, except for the number of shares reserved for issuance under each. As of September 30, 2020, the Company had granted an aggregate of 64,310,000 securities under the Plans, with 190,000 shares available for future issuances.

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

The fair value of all options that vested during the nine months ended September 30, 2020 and 2019 was $0 and $14,000, respectively. Unrecognized compensation expense of $0 at September 30, 2020 will be expensed in future periods.

A summary of the Company’s stock option activity during the nine months ended September 30, 2020, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	27,621,765	$0.49	7.49	$-
Grants	-
Exercised	-
Expired/Canceled	-
Outstanding at September 30, 2020	27,621,765	$0.49	6.74	$-
Exercisable at September 30, 2020	27,621,765	$0.49	6.74	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$0.01 – 0.25	13,306,786	7.51	13,306,786
0.26 – 0.50	1,939,631	6.51	1,939,631
0.51 – 0.75	1,820,112	5.93	1,820,112
0.76 – 1.00	9,926,072	5.96	9,926,072
1.01 – 2.00	629,164	5.85	629,164
	27,621,765	6.74	27,621,765

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.0020 as of September 30, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

NOTE 14 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted earnings (loss) per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of: (i) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method, and (ii) shares issuable upon conversion of convertible notes. The Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Numerator:
Net income (loss) (numerator for basic and diluted earnings (loss) per share)	$64,679,222	$(23,550,345)	$(47,402,959)	$(26,338,254)

Weighted average shares outstanding (denominator for basic earnings (loss) per share)	1,401,226,219	650,391,047	1,387,478,585	337,350,454

Effects of dilutive securities:
Assumed exercise of warrants, treasury stock method	15,058,062,718	-	-	-
Assumed conversion of convertible notes	23,739,459,336	-	-	-
Weighted average dilutive potential common shares	38,797,522,054	-	-	-

Denominator for diluted earnings (loss) per share - weighted average shares and assumed potential common shares	40,198,748,273	650,391,047	1,387,478,585	337,350,454

Basic earnings per share	$0.05	$(0.04)	$(0.03)	$(0.08)

Diluted earnings per share	$-	$(0.04)	$(0.03)	$(0.08)

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	September 30,	September 30,
	2020	2019
Common shares issuable upon conversion of convertible notes	-	1,456,478,815
Options to purchase common shares	27,621,765	27,621,765
Warrants to purchase common shares	12,015,002	2,517,052,238
Common shares issuable upon conversion of preferred stock	1,000,000	1,131,613,184
Total potentially dilutive shares	40,636,767	5,132,766,002

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued.

On September 14, 2020, Power-Up filed a motion for leave to enter a default judgment against the Company and Isaac Dietrich, an officer and director of the Company, in connection with the Power Up Notes, alleging that the defendants failed to appear and did not establish a meritorious defense to the claims made or a reasonable excuse for the delay in interposing their answer. On November 19, 2020, Power Up’s motion to enter a default judgment was granted.

On November 25, 2020, the Company entered into a securities purchase agreement with an accredited investor for the sale of 3.3 shares of the Company’s newly-created Series X Convertible Preferred Stock, par value $0.0001 per share, resulting in aggregate proceeds of $66,000. The purchase and issuance of such shares of Series X Preferred Stock closed on December 1, 2020.

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

Overview

MassRoots, Inc. was formed in April 2013 and over the past seven years has partnered with numerous cannabis-related brands to advertise products to its broad following across its website, MassRoots.com, and social media accounts. Management believes that our YouTube Channel has one of the largest followings in the regulated cannabis industry with more than 265,000 subscribers while our Instagram account is followed by 387,000 users. Additionally, MassRoots has 920,000 opt-in email subscribers, and 172,500 followers on our verified Twitter account.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In order to generate meaningful revenues, our technologies must be fully developed, gain market recognition and acceptance and develop a critical level of successful sales and product installations. In addition, management believes that the successful growth and operation of our business is dependent upon our ability to obtain adequate sources of funding through equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its plans as set forth above.

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for product development and commercialization activities, and administration, travel, legal and accounting expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 3 full-time employees. Because using third party expertise and resources is more efficient than maintaining full time resources, we also expect to incur consulting expenses related to technology development and some administrative, sales and legal functions commensurate with our current levels.

The amount that we spend for any specific purpose may vary significantly from quarter to quarter, and could depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our sales and marketing strategies.

Research, development, and commercial acceptance of new technologies are, by their nature, unpredictable. Although we undertake development and commercialization efforts with reasonable diligence, there can be no assurance that the net proceeds from our securities offerings will be sufficient to enable us to develop our technology to the extent needed to create future sales to sustain operations. If the net proceeds from these offerings are insufficient for this purpose, we will consider other options to continue our path to commercialization, including, but not limited to, additional financing through follow-on equity offerings, debt financing, co-development agreements, sale or licensing of developed intellectual or other property, or other alternatives.

We cannot assure that our technologies will be accepted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts or to otherwise severely curtail, or even to cease, our operations.

For the Three Months Ended September 30, 2020 and 2019

	For the three months ended
	Sept 30, 2020	Sept 30, 2019	$ Change	% Change
Revenue	$2,316	$909	$1,407	154.7%

Operating Expenses	208,238	1,122,617	(914,379)	(81.4)%

Loss from Operations	(205,922)	(1,121,708)	915,786	(81.6)%

Other Income (Expense)	64,885,144	(22,428,637)	87,313,781	389.3%

Net Income (Loss) Available to Common Stockholders	$64,679,222	$(23,550,345)	$88,229,567	374.6%

Revenues

For the three months ended September 30, 2020 and 2019, we generated revenues of $2,316 and $909, respectively, an increase of $1,407 primarily due to the relaunch of product placements on the Company’s YouTube channel.

Operating Expenses

For the three months ended September 30, 2020 and 2019, our operating expenses were $208,238 and $1,122,617, respectively, a decrease of $914,379. This decrease was attributable to a decrease in payroll and related expenses of $88,930 due to reduction in the number of employees, as payroll and related expenses decreased to $63,879 for the three months ended September 30, 2020 from $152,809 for same period in 2019. Advertising increased to $43,020 for the three months ended September 30, 2020 from $2,967 for the same period in 2019, an increase of $40,053. For the three months ended September 30, 2020 and 2019, the Company recorded amortization of software costs of $0 and $12,849, respectively, a decrease of $12,849. This is primarily a result of the Company not incurring any software development costs. Other general and administrative expenses decreased by $473,488 from $574,677 for the three months ended September 30, 2019, to $101,189 for the three months ended September 30, 2020. This reduction was attributable to lower overhead costs for office expenses, legal fees, rent expense and contractor services for the three months ended September 30, 2020 as compared to the same period in 2019.

Loss from Operations

During the three months ended September 30, 2020, we incurred losses of $205,922 from operations, as compared to losses of $1,121,708 during the same period in 2019, a difference of $915,786, for the reasons stated above.

Other Income (Expense)

For the three months ended September 30, 2020 and 2019, the Company recorded interest expense of $1,602,204 and $1,546,805, respectively, primarily related to Company’s convertible notes. The Company recorded a $0 loss and $248,022 loss on the conversion of convertible notes payable for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, the Company recorded a $66,572,635 gain and a $15,050,821 loss, respectively, on the change in fair value of derivative liabilities for the authorized share shortfall. For the three months ended September 30, 2020 and 2019, the Company recorded $85,287 loss and $94,534 gain, respectively, of changes in the fair value of the derivative liability for the authorized shares shortfall.

Net Income (Loss) Available to Common Stockholders

For the three months ended September 30, 2020, we had net income of $64,679,222, as compared to a net loss of $23,550,345 for the same period in 2019, an increase of $88,229,567 for the reasons discussed above.

For the Nine Months Ended September 30, 2020 and 2019

	For the nine months ended
	Sept 30, 2020	Sept 30, 2019	$ Change	% Change
Revenue	$2,316	$23,658	$(21,342)	(90.2)%

Operating Expenses	696,357	2,884,121	(2,187,764)	(75.9)%

Loss from Operations	(694,041)	(2,860,463)	2,166,422	75.7%

Other Income (Expense)	(46,708,918)	(23,477,791)	(23,231,127)	98.9%

Net Loss Available to Common Stockholders	$(142,405,892)	$(94,457,638)	$(47,948,254)	50.8%

Revenues

For the nine months ended September 30, 2020 and 2019, we generated revenues of $2,316 and $23,658, respectively, a decrease of $21,342 primarily due to service interruptions to both the Company’s website and production of content.

Operating Expenses

For the nine months ended September 30, 2020 and 2019, our operating expenses were $696,357 and $2,884,121, respectively, a decrease of $2,187,764. This decrease was attributable to a decrease in stock-based compensation of $212,700 from $212,700 for the nine months ended September 30, 2019 to $0 for the same period in 2020. There was a decrease in payroll and related expenses of $255,299 due to reduction in the number of employees as payroll and related expenses decreased to $239,770 for the nine months ended September 30, 2020 from $495,069 for same period in 2019. Advertising expense increased to $43,020 for the nine months ended September 30, 2020 from $39,332 for the same period in 2019, an increase of $3,688. For the nine months ended September 30, 2020 and 2019, the Company recorded amortization of software costs of $0 and $38,549, respectively, a decrease of $38,549. This is primarily a result of the Company not incurring any software development costs. Other general and administrative expenses decreased by $1,124,709 from $1,538,126 for the nine months ended September 30, 2019 to $413,417 for the nine months ended September 30, 2020. This reduction was attributable to lower overhead costs for office expenses, legal fees, rent expense and contractor services for the nine months ended September 30, 2020 as compared to the same period in 2019.

Loss from Operations

During the nine months ended September 30, 2020, we incurred losses of $694,041 from operations, as compared to losses of $2,860,463 during the same period in 2019, a difference of $2,166,422, for the reasons stated above.

Other Income (Expense)

For the nine months ended September 30, 2020 and 2019, the Company recorded interest expense of $3,607,210 and $2,136,983, respectively, primarily related to Company’s convertible notes. The Company recorded a gain of $882 and a loss of $674,099 on the conversion of convertible notes payable for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded gains of $303,593 and $61,635, respectively, of the change in fair value of derivative liabilities. For the nine months ended September 30, 2020 and 2019, the Company recorded $43,406,183 and $15,050,821, respectively, of changes in the fair value of the derivative liability for the authorized shares shortfall.

Net Loss Available to Common Stockholders

For the nine months ended September 30, 2020 and 2019, we had net losses of $142,405,892 and $94,457,638, respectively, an increase of $47,948,254 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended September 30, 2020 and 2019 was $717,062 and $1,389,212, respectively. This $672,150 decrease was primarily caused by a decrease in stock-based compensation (non-cash items), an increase in interest and amortization of debt discount, and a decrease in accounts payable and accrued expenses.  Net cash used in operations for the nine months ended September 30, 2019 was primarily based on the utilization of $370,500 in advances to COWA Science Corporation, net of repayments, and the loss for the nine months ended September 30, 2019, partially offset by the increase in stock-based compensation (non-cash item), along with increases in accounts payable and accrued payroll.

Net cash provided by investing activities for the nine months ended September 30, 2020 and 2019 was $0 and $90,983, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2020 and 2019 was $716,592 and $1,271,300, respectively. During the nine months ended September 30, 2020, these funds were derived mainly from proceeds related to the issuance of convertible and non-convertible notes. During the nine months ended September 30, 2019, net cash provided by financing activities was derived from the issuance of convertible notes, advances, sales of preferred shares, and exercise of warrants.

Capital Resources

As of September 30, 2020, the Company had cash of $650 and working capital deficit (current liabilities in excess of current assets) of $83,791,130. During the nine months ended September 30, 2020, net cash used in operating activities was $717,062. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the condensed consolidated financial statements. Our primary source of operating funds since inception has been cash proceeds from the public and private placements of our securities, including debt securities, and proceeds from the exercise of warrants and options. We have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital through public or private equity offerings, debt financings or other sources; however, financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy and we may be forced to curtail or cease operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the Company’s CEO (the principal executive officer) and CFO (the principal financial officer) concluded that the Company’s disclosure controls and procedures as of September 30, 2020 were not effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on July 16, 2020, our Quarterly Reports on Form 10-Q, for the quarters ended June 30, 2020 and March 31, 2020, as filed with the SEC on September 4, 2020, and as otherwise set forth herein, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On October 11, 2019, Power Up Lending Group, Ltd. (“Power Up”) filed a complaint against the Company and Isaac Dietrich, an officer and director of the Company, in the Supreme Court of the State of New York, County of Nassau. The complaint alleges, among other things, (i) the occurrence of events of default in certain notes (the “Power Up Notes”) issued by the Company to Power Up, (ii) misrepresentations by the Company including, but not limited to, with respect to the Company’s obligation to timely file its required reports with the SEC and (iii) lost profits as a result of the Company’s failure to convert the Power Up Notes in accordance with the terms thereof. In addition, the complaint alleges, among other things, that Mr. Dietrich took affirmative steps to deliberately cause the Company to breach its financial obligations. As a result of the foregoing, Power Up has requested: (i) the greater of $312,000 and the “parity value” as such term is defined in the Power Up Notes together with $2,000 per day until the Company issues shares upon conversion of the Power Up Notes together with applicable interest thereon; (ii) $165,000 as a result of the misrepresentations; (iii) an amount of lost profits to be determined by the court, but in no event less than $312,000; (iv) $312,000 as against Mr. Dietrich; (v) an award for reasonable legal fees and costs of litigation; (vi) a judgment awarding specific performance under the Power Up Notes; and (vii) the costs and disbursement of the action, pre-judgment interest, default interest and such other further relief as the court deems proper. On August 24, 2020, the Supreme Court of the State of New York, County of Nassau adjourned a hearing on Power Up\s motion for default judgment with respect to the complaint filed by Power Up on October 11, 2019 against the Company and Mr. Dietrich until September 14, 2020. On September 14, 2020, Power-Up filed a motion for leave to enter a default judgment against the Company and Mr. Dietrich, alleging that the defendants failed to appear and did not establish a meritorious defense to the claims made or a reasonable excuse for the delay in interposing their answer.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item 1A. Please see the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on July 16, 2020

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have enough authorized and unissued common shares to convert all of the convertible promissory notes into common shares. As a result of this authorized shares shortfall, all of the convertible notes payable, including those where the maturity date has not yet been reached, are in default. Accordingly, (i) interest has been accrued at the default interest rate, if applicable, and (ii) the embedded conversion option has been accounted for, at fair value, as a derivative liability The Company has recorded the full value of the principal, default penalties, and interest as current liabilities, as fully described in “Note 9 - Convertible Notes Payable” in the Company’s notes to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q. The amount of principal in default pursuant to the convertible notes is $7,927,206.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement.” of Form 8-K.

On November 25, 2020, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Purchaser”) for the sale of 3.3 shares of the Company’s newly-created Series X Convertible Preferred Stock, par value $0.0001 per share (the “Series X Preferred Stock”), resulting in aggregate proceeds of $66,000. The purchase and issuance of such shares of Series X Preferred Stock closed on December 1, 2020 (the “Initial Closing Date”).

The Company may hold one or more subsequent closings to sell up to an additional 96.7 shares of Series X Preferred Stock pursuant to securities purchase agreements substantially in the form of the Purchase Agreement (the “Financing”). Each investor in any subsequent closing will be required to represent that, at the time of the applicable closing, it (i) has a substantive, pre-existing relationship with the Company and (ii) did not independently contact the Company as a result of general solicitation, any press release or any other public disclosure disclosing the material terms of the Financing.

The Purchase Agreement contains certain customary representations, warranties, and covenants for transactions of this type including, but not limited to, the below:

Participation in Future Financing. The Purchase Agreement provides for participation by the Purchaser in Subsequent Financings (as defined below) pursuant to the Series X COD (as defined below).

Moratorium on Subsequent Equity Sales. Subject to certain exceptions, until 120 days after the Initial Closing Date, neither the Company nor any of its subsidiaries will issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of the Company’s common stock (“Common Stock”) or any securities of the Company or its subsidiaries which would entitle the holder thereof to acquire at any time Common Stock (“Common Stock Equivalents”).

Moratorium on Certain Transactions. Subject to certain exceptions, until the date that is the eighteenth (18) month anniversary of the Initial Closing Date, the Company will not, without the consent of the holders of a majority of the outstanding Series X Preferred Stock, enter into any Variable Rate Transaction (as defined in the Purchase Agreement).

Most Favored Nation. Subject to certain exceptions, until the earlier of (i) the date that is the eighteenth (18) month anniversary of the Initial Closing Date or (ii) such time as the Purchaser does not hold any Series X Preferred Stock (or Common Stock issued pursuant to the conversion of the Series X Preferred Stock), in the event that the Company issues or sells any Common Stock or Common Stock Equivalents, if the Purchaser then holding Series X Preferred Stock (or Common Stock issued pursuant to the conversion of the Series X Preferred Stock) purchased under a Purchase Agreement reasonably believes that any of the terms and conditions appurtenant to such issuance or sale are more favorable to such investors than the terms and conditions granted to the Purchaser pursuant to the Purchase Agreement, upon notice to the Company by the Purchaser, the Company shall amend the terms of the Purchase Agreement so as to give the Purchaser the benefit of such more favorable terms or conditions.

Amendment to Certificate of Incorporation. Pursuant to the Purchase Agreement, within forty-five (45) days of the Initial Closing Date, the Company shall file with the SEC a preliminary proxy statement in accordance with Regulation 14A promulgated under the Exchange Act, notifying the Company’s stockholders of a special meeting to amend the Company’s Certificate of Incorporation to increase the Company’s authorized shares of Common Stock.

Each share of Series X Preferred Stock is convertible into such number of shares of the Company’s Common Stock as determined by dividing (i) the Series X Conversion Amount by (ii) the Series X Conversion Price. The “Series X Conversion Amount” means, with respect to each share of Series X Preferred Stock, as of the applicable date of determination, the sum of (1) $20,000 per share of Series X Preferred Stock, subject to adjustment (the “Series X Stated Value”), plus (2) with respect to each share of Series X Preferred Stock, all dividends, whether declared or not, on such share of Series X Preferred Stock (the “Series X Additional Amount”). The “Series X Conversion Price” means $0.002, subject to adjustment. Subject to limited exceptions, a holder of Series X Preferred Stock will not have the right to convert any portion of the Series X Preferred Stock to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 4.99% (subject to adjustment to up to 9.99% solely at the holder’s discretion upon 61 days’ prior notice to the Company) of the number of shares of Common Stock outstanding immediately after giving effect to its conversion.. Until the filing and effectiveness of an amendment to the Company’s Certificate of Incorporation to increase the number of shares of the Company’s Common Stock that the Company is authorized to issue with the Secretary of State of the State of Delaware, the Series X Preferred Stock will not be convertible for any reason.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Purchase Agreement, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 3.02 – Unregistered Sales of Equity Securities.” and “Item 5.03 – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.” of Form 8-K.

Reference is made to the disclosures set forth above for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement.” of Form 8-K, which are hereby incorporated herein by reference.

33,000,000 shares of Common Stock are issuable upon the conversion of the Series X Preferred Stock sold pursuant to the Purchase Agreement in accordance with and subject to the limitations contained in the Series X COD.

The shares of Series X Preferred Stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered and issued in reliance on the exemption from the registration requirements under the Securities Act afforded by Section 4(a)(2) of the Securities Act, based on the fact that the Investor is an “accredited investor,” as such term is defined in Rule 501 of Regulation D, in a transaction not involving a public offering.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 3.03 – Material Modification to Rights of Security Holders.” of Form 8-K.

In connection with the Financing, on November 23, 2020, the Company filed the Certificate of Designations, Preferences and Rights of the Series X Convertible Preferred Stock (the “Series X COD”) with the Delaware Secretary of State.

Pursuant to the Series X COD, 100 shares of the Company’s blank check preferred stock have been designated as “Series X Preferred Stock.” The Series X Preferred Stock have the following rights, preferences, powers, privileges and restrictions, qualifications and limitations:

Dividends. The holders of Series X Preferred Stock shall have no dividend rights except as may be declared by the Company’s board of directors.

Ranking. The Series X Preferred Stock rank senior to the Company’s Common Stock and preferred stock with respect to the payment of dividends and distributions of the assets of the Company upon liquidation, dissolution or winding up of the Company.

Voting. Except as otherwise required by law, or as provided in the section entitled “Protective Provisions,” shares of Series X Preferred Stock are not entitled to vote on any matter. As to all matters for which voting by class is specifically required by law, each outstanding share of Series X Preferred Stock is entitled to one vote.

Protective Provisions. Except where the vote or written consent of the holders of a greater number of shares is required by law, without first obtaining the affirmative vote or the written consent of a majority of the outstanding Series X Preferred Stock, including the Required Holder (as defined in the Series X COD), the Company will not: (a) amend or repeal any provision of, or add any provision to, its Certificate of Incorporation or bylaws, or file any certificate of designations or articles of amendment of any series of shares of preferred stock, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series X Preferred Stock; (b) increase or decrease (other than by conversion) the authorized number of Series X Preferred Stock; (c) create or authorize (by reclassification or otherwise) any new class or series of shares that has a preference over or is on a parity with the Series X Preferred Stock with respect to dividends or the distribution of assets on the liquidation, dissolution or winding up of the Company; (d) pay dividends or make any other distribution on any shares of any capital stock of the Company junior in rank to the Series X Preferred Stock; (e) issue any Series X Preferred Stock other than as provided in the Series X COD; or (f) circumvent a right of the Series X Preferred Stock.

Participation in Future Financing. Except for certain exempt issuances, from the Initial Closing Date until the eighteen (18) month anniversary of the Initial Closing Date, upon any issuance by the Company of Common Stock or Common Stock Equivalents for cash consideration, indebtedness or a combination of such in a transaction exempt from registration under the Securities Act (a “Subsequent Financing”), the holders of the Series X Preferred Stock will have the right to participate in an amount equal to an aggregate of thirty percent (30%) of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing. In addition, the Purchaser has the right to exchange the Series X Preferred Stock as consideration in a Subsequent Financing.

Redemption. Upon receipt of a conversion notice for Series X Preferred Stock from a holder, the Company shall have the right (but not the obligation) to redeem all or part of the Series X Preferred Stock which the holder is seeking to convert at a price per share equal to the product of 125% of the (1) Series X Stated Value plus (2) the Series X Additional Amount.

Purchase Rights If at any time the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of Common Stock (the “Purchase Rights”), then each holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete conversion of all the Series X Preferred Stock (without taking into account any limitations or restrictions on the convertibility of the Series X Preferred Stock) held by such holder immediately prior to the date on which a record is taken for the grant, issuance or sale of such Purchase Rights.

Price Protection. Except for certain exempt issuances, in the event the Company issues or sells any securities, including options or convertible securities (or amends any outstanding securities of the Company), at an effective price of, or with an exercise or conversion price of less than the Series X Conversion Price, then upon such issuance or sale, the Series X Conversion Price shall be reduced to the sale price or the exercise or conversion price of the securities issued or sold.

The foregoing description of the Series X COD is not complete and is qualified in its entirety by reference to the full text of the Series X COD, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 8.01 – Other Events.” of Form 8-K.

On September 14, 2020, Power-Up filed a motion for leave to enter a default judgment against the Company and Isaac Dietrich, an officer and director of the Company, in connection with certain defaults of the Power Up Notes, alleging that the defendants failed to appear and did not establish a meritorious defense to the claims made or a reasonable excuse for the delay in interposing their answer. On November 19, 2020, Power Up’s motion to enter a default judgment was granted.

ITEM 6. EXHIBITS

(b)	Exhibit Index

No.	Description of Exhibit
3.1*	Certificate of Designations, Preferences and Rights of the Series X Convertible Preferred Stock.
10.1*#	Form of Series X Securities Purchase Agreement.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. the Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSROOTS, INC.

Date: December 18, 2020	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Executive Officer (Principal Executive Officer)

Date: December 18, 2020	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer (Principal Financial and Accounting Officer)