Form 10-K
period 2020-12-31
MassRoots, Inc.
filed 2021-04-16
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(303) 816-8070

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,838,262.

Number of shares of common stock outstanding as of April 14, 2021 was 498,174,656.

Documents Incorporated by Reference

Portions of the Registrant’s proxy statement for our 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

MASSROOTS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2020
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

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “MassRoots,” “we,” “us,” and “our” refers to MassRoots, Inc. and its subsidiaries.

ITEM 1. BUSINESS

Overview

MassRoots, Inc. was formed in April 2013 as a technology platform for the cannabis industry. In March 2021, we relaunched our website, MassRoots.com, which aims to enable cannabis consumers to find the best products, connect with other enthusiasts, and deliver fresh content that both delights and informs our audience. Additionally, we plan to monetize our YouTube Channel, which has 273,000 subscribers, through product placements and sponsorships. Management believes that our YouTube Channel has one of the largest followings in the regulated cannabis industry while our Instagram account is followed by 378,000 users.

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

Our Products and Services

Our website, MassRoots.com, which aims to enable cannabis consumers to find the best products, connect with other enthusiasts, and deliver fresh content that both delights and informs our audience.

User Growth and Product Distribution Channels

The MassRoots platform is accessible through desktop and mobile web browsers by navigating to www.massroots.com.

Blockchain Technologies

MassRoots Blockchain Technologies, Inc. (“MassRoots Blockchain”) was formed in December 2017 as a wholly-owned subsidiary of the Company to continue the Company’s efforts in exploring how new technologies may be utilized in the cannabis industry. Initially, we are focusing on blockchain technology for several reasons, including, but not limited to:

●	that it may enable better tracking of impressions, views, and interactions with posts, advertisements and dispensary listings;

●	that it has the potential to streamline the collection and organization of data while eliminating traditional security risks;

●	that it may provide a greater degree of reliability and accuracy with respect to data;

●	that it may allow us to implement an intelligent newsfeed to deliver high-quality and more relevant content to our audience;

●	that it may enable the development of contracts that are automatically executed when certain parameters are met;

●	that it has the potential to reduce friction in the cannabis market-place and save businesses valuable resources; and

●	that it may provide greater transparency to government regulators.

In December 2017, we commenced the re-development of the MassRoots Business Portal, a platform where dispensaries and other industry participants, such as producers and other ancillary businesses, will be able to advertise their goods and services. To date, we have used approximately $370,000 for the initial development of the MassRoots Business Portal, including features that allow for tracking of advertising impressions, enhanced targeting and serving of advertisements, as well as a program that would be designed to reward audience for providing high quality reviews on cannabis strains and products. The development and implementation of these any other features, including the possible use of digital instruments, is subject to additional funding, is currently contemplated to be made within the MassRoots App and platform, and is intended to generate the growth of Users of the MassRoots platform and stimulate the MassRoots platform’s overall activity.

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

Although the Sessions Memo rescinded the Cole Memo, it is unclear at this time whether the Biden Administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement; however, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could have a material adverse effect on our business.

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

Current States with Laws Permitting the Medical or Adult Use of Cannabis

Recreational marijuana is regulated in 15 states and the District of Columbia and medical marijuana is regulated in 33 states and the District of Columbia. In addition, 15 additional states have legalized low-tetrahydrocannabinol (“THC”)/high-cannabidiol (“CBD”) extracts for select medical conditions. The states which have enacted such laws are listed in the following table:

STATE	YEAR PASSED
1. Alaska*	1998
2. Arizona*	2010
3. Arkansas	2016
4. California*	1996
5. Colorado*	2000
6. Connecticut	2012
7. District of Columbia*	2010
8. Delaware	2011
9. Florida	2016
10. Hawaii	2000
11. Illinois*	2013
12. Louisiana	2015
13. Maine*	1999
14. Maryland	2014
15. Massachusetts*	2012
16. Michigan*	2008
17. Minnesota	2014
18. Missouri	2018
19. Montana*	2004
20. Nevada*	2000
21. New Hampshire	2013
22. New Jersey*	2010
23. New Mexico	2007
24. New York*	2014
25. North Dakota	2016
26. Pennsylvania	2016
27. Ohio	2016
28. Oklahoma	2018
29. Oregon*	1998
30. Rhode Island	2006
31. Utah	2018
32. Vermont*	2004
33. Washington*	1998
34. West Virginia	2017

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

Market Conditions that Could Limit Our Business

Cannabis is a Schedule I controlled substance under Federal law and, as such, there are several factors that could limit our business operations including, but not limited to:

●	The Federal government and many private employers prohibit drug use of any kind, including cannabis, even where it is permissible under state law. Random drug screenings and potential enforcement of such employment provisions may significantly reduce the size of the potential cannabis market;

●	Enforcement of Federal law prohibiting cannabis occurs randomly and often without notice. This could scare many potential investors away from cannabis-related investments and makes it difficult to make accurate market predictions;

●	On January 4, 2018, the Department of Justice issued the Sessions Memo announcing a return to the rule of law and the rescission of previous guidance documents. The Sessions Memo rescinded the Cole Memo. Although there is no guarantee that additional states will pass measures to regulate cannabis use under state law, the Sessions Memo may further deter states from passing such measures; however, it is unclear at this time whether the the Biden administration will issued new guidance or strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. Furthermore, irrespective of the Sessions Memo, in many states, public support of regulation initiatives may not maintain enough support to pass. This is especially true when a supermajority is needed to pass measures, like in Florida where a state constitutional amendment permitting medical cannabis required 60% approval to pass. Changes due to the Sessions Memo and in voters’ attitudes and turnout have the potential to slow or stop the cannabis regulation movement and potentially reverse recent cannabis regulation victories;

●	There has been some resistance and negativity as a result of recent cannabis regulation at the state level, especially as it relates to drugged driving. The lack of clearly defined and enforced laws at the state level has the potential to sway public opinion against marijuana regulation; and

●	In the event that the Federal government does not enforce the Federal law prohibiting cannabis, state laws regarding the regulation of cannabis are being challenged through lawsuits. Lawsuits have been brought by private groups and local law enforcement officials. If these lawsuits are successful, state laws permitting cannabis sales may be overturned which will significantly reduce the size of the potential cannabis market and have a material adverse effect on our business.

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

The Cole Memo was a guide for United States attorneys and did not alter in any way the Department of Justice’s authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. As described below, as a result of the issuance of the Sessions Memo by the Department of Justice, on January 4, 2018, the Cole memo was rescinded. Prior to the issuance of the Sessions Memo, we had implemented standard operating procedures and policies to ensure that we were operating in compliance with the Cole Memo. It is unclear at this time whether the Biden administration will issue new guidance or strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement, and we cannot provide assurance that our actions were, are or will be in compliance with the Cole Memo, the Sessions Memo or any other laws or regulations that currently exist or may be amended or adopted in the future.

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

Our business plan includes allowing cannabis dispensaries to advertise on our network, which we believe could be deemed to be aiding and abetting illegal activities, a violation of Federal law. We continue to evaluate the effects of the Sessions Memo; however, it is unclear at this time whether the Biden administration will issue new guidance or will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement, and we cannot provide assurance that we were, are or will be in compliance with the Cole Memo, the Sessions Memo or any other laws or regulations.

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

The Joyce Amendment represents one of the first times in recent history that Congress has taken action indicating support of medical cannabis. The Joyce Amendment was renewed by Congress in 2015, 2016, 2017, 2018, 2019 and 2020 and is in effect until September 30, 2021.

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

Although the Sessions Memo rescinded the Cole Memo, it is unclear at this time whether the Biden administration will issue new guidance or will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement; however, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could have a material adverse effect on our business.

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

On May 3, 2020, we received a loan in the principal amount of $50,000 pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP loan matures in May 2022 and bears an interest rate of 1% per annum. The Company has applied for forgiveness of the principal and accrued interest due under the loan.

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

On August 31, 2020, we issued and sold convertible notes in the aggregate principal amount of $66,000 (including an aggregate of $6,000 original issuance discount) to accredited investors which notes mature on March 1, 2021.

On September 1, 2020, we issued and sold convertible notes in the aggregate principal amount of $49,500 (including an aggregate of $4,500 original issuance discount) to accredited investors which notes mature on March 1, 2021.

On November 25, 2020, the Company entered into a securities purchase agreement with an accredited investor for the sale of 3.3 shares of the Company’s Series X Convertible Preferred Stock, par value $0.0001 per share, resulting in aggregate proceeds of $66,000. The purchase and issuance of such shares of Series X Preferred Stock closed on December 1, 2020.

On December 21, 2020, the Company entered into a securities purchase agreement with an accredited investor for the sale 7.5 shares of the Company’s Series X Convertible Preferred Stock, par value $0.0001 per share, resulting in aggregate proceeds of $150,000. The purchase and issuance of such shares of Series X Preferred Stock closed on December 23, 2020.

On December 22, 2020, the Company entered into a securities purchase agreement with an accredited investor for the sale 5.25 shares of the Company’s Series X Convertible Preferred Stock, par value $0.0001 per share, resulting in aggregate proceeds of $105,000. The purchase and issuance of such shares of Series X Preferred Stock closed on December 29, 2020.

Between December 22 and March 23, 2021, the Company entered into a number of securities exchange agreements with twenty two (22) holders of its equity and debt securities for the total issuance and sale of 659.605674 shares of the Company’s Series Y Convertible Preferred Stock, par value $0.001 per share, resulting in aggregate exchange of 14,896,874,671 warrants to purchase common stock of the Company at $0.0004 per share and the exchange of the promissory notes in the aggregate principal amount and accrued interest totaling $5,947,876.20. The Purchasers constituted a significant portion of warrantholders and debtholders of the Company. See Item 9B. Other Information.

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

Employees and Consultants

As of April 12, 2021, MassRoots has 3 full-time employees and 1 full-time independent contractor.

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

Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive and evolving environment. Our business is dependent upon the implementation of our business plan. We may not be successful in implementing such plan and cannot guarantee that, if implemented, we will ultimately be able to attain profitability.

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

Despite the development of a regulated cannabis industry under the laws of certain states, these state laws regulating medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that regulate its use. Although the prior administration determined that it was not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis, on January 4, 2018, the current administration issued the Sessions Memo announcing a return to the rule of law and the rescission of previous guidance documents. The Sessions Memo rescinds the Cole Memo which was adopted by the Obama administration as a policy of non-interference with marijuana-friendly state laws. The Sessions Memo shifts federal policy from a hands-off approach adopted by the Obama administration to permitting federal prosecutors across the country to decide how to prioritize resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is regulated. However, it is unclear at this time whether the Biden administration will issue new guidance or will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. A significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could have a material adverse effect on our business. Furthermore, there can be no assurance that federal prosecutors will not prosecute and dedicate resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is regulated which may cause states to reconsider their regulation of marijuana which would have a detrimental effect on the marijuana industry. Any such change in state laws based upon the Sessions Memo and the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our stockholders.

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

It is possible that due to the Sessions Memo and the continuing uncertainty respecting enforcement of federal cannabis laws that our clients may discontinue the use of our services, our potential source of customers may be reduced and our revenues may decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use and advertise our products, which would be detrimental to the Company. We cannot predict the impact of the Sessions Memo, whether the Attorney General Merrick Garland will issue new guidance, or his willingness to enforce federal cannabis laws at this time nor can we predict the nature of any future laws, regulations, interpretations or applications including the effect of such additional regulations or administrative policies and procedures, when and if promulgated, could have on our business.

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

While the protection of the Joyce Amendment prevents prosecutions, it does not make cannabis legal. Accordingly, if the protection expires, prosecutors could prosecute federally illegal activity that occurred within the statute of limitations even if the Joyce Amendment protection was in place when the illegal activity occurred. The protection of the Joyce Amendment depends on its continued inclusion in the federal Omnibus Spending Bill, or in some other legislation, and entities’ strict compliance with the state medical cannabis laws. That protection has been extended through September 30, 2021. While industry observers expect Congress to extend the protection in future Omnibus Spending Bills, there can be no assurance that it will do so.

Although several cannabis law reform bills are pending in the U.S. Congress, passage of any of them and ultimately the President’s support and approval remain uncertain. President Biden has stated that he would support federal legislation that would defer to states that have legalized cannabis (in other words, if a state legalized cannabis, cannabis in that state would not be federally illegal after the point at which the state legalized it).

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

There is no guarantee that our efforts to monetize the MassRoots platform will be successful. Furthermore, our competitors may introduce more advanced technologies that deliver a greater value proposition to cannabis related businesses in the future. In addition, dispensaries may not be able to accept credit or bank cards due to banking regulations, which could significantly increase the cost and time required for us to generate revenue. All these factors individually or collectively may preclude us from effectively monetizing our business which would have a material adverse effect on our financial condition and results of operation.

Changes in Amazon App Store, Apple App Store or Google Play Store policies could result in our mobile applications being de-listed. In addition, our third party service providers may decline to provide services due to their policies, or cease to provide services previously provided to us due to a change of policy.

On November 4, 2014, the MassRoots App was removed from Apple’s iOS App Store due to the Apple App Store review team changing their app enforcement guidelines to prohibit all social cannabis applications. After negotiation with Apple and the addition of certain restrictions, the MassRoots App returned to the Apple App Store in February 2015. Although Apple reversed its decision and included our app in the Apple App Store, we cannot provide any assurance that Apple’s policy will not change in the future. The MassRoots App is currently not available in the App Store due to financial constraints facing the Company.

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

Our business model involves attracting building and maintaining an active audience. There is no guarantee that growth strategies used in the past will continue to bring new users to our platform. Changes in relationships with our partners, contractors and businesses we retain to grow our network may result in significant increases in the cost to acquire new users and audience members. Decreases in the size of our audience and/or decreased engagement on our network may impair our ability to generate revenue.

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

Our revenue could be adversely affected by a number of other factors including, but not limited to:

●	decreases in audience, including time spent on our website and mobile app;

●	our inability to improve our analytics and measurement solutions that demonstrate the value of our ads and other commercial content;

●	loss of market share to our competitors;

●	adverse legal developments relating to our business, including legislative and regulatory developments and developments in litigation, if any;

●	adverse media reports or other negative publicity involving us or other companies in our industry; and

●	the impact of macroeconomic conditions and conditions in the industry in general.

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

As reported in our Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 and 2019 due to material weaknesses regarding our controls and procedures. The Company did not have sufficient segregation of duties to support its internal control over financial reporting. Due to our small size and limited resources, segregation of all conflicting duties has not always been possible and may not be economically feasible in the near term; however, we do expect to hire additional accounting personnel in the near future. We have and do endeavor to take appropriate and reasonable steps to make improvements to remediate these deficiencies. If we have continued material weaknesses in our internal financial reporting, our financial condition could be impaired or we may have to restate our financials, which could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the success of our business.

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

We may explore the use of digital instruments for use in connection with our platform or programs; however, there can be no assurance that we will adopt or use any such instruments, or be successful in doing so. The development and use of such instruments is subject to a variety of factors that are difficult to evaluate including, but not limited to:

●	the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the development of a new product or service based upon relatively new and developing technology;

●	the acceptance and use of the new technology by consumers;

●	regulation by governmental and quasi-governmental agencies;

●	the maintenance and development of the protocols for the new technology;

●	general economic conditions and the regulatory environment relating to the new technology; and

●	the availability and popularity of other forms or methods of buying and selling goods and services.

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

Risks Related to Digital Assets

The further development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies, which represent a rapidly changing industry, are subject to a variety of factors that are difficult to evaluate.

The use of Digital Assets to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur. The growth of the Digital Assets industry in general, and the use of Digital Assets in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the Digital Assets industry, include but are not limited to:

●	continued worldwide growth in the adoption and use of Digital Assets as a medium of exchange;

●	government and quasi-government regulation of Digital Assets and their use, or restrictions on or regulation of access to and operation of the Digital Assets systems;

●	the maintenance and development of the open-source software protocol of Digital Asset Networks;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies and digital forms of fiat currencies;

●	general economic conditions and the regulatory environment relating to Digital Assets; and

●	the impact of regulators focusing on Digital Assets and Digital Securities and the costs associated with such regulatory oversight.

The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effect on the value of any bitcoin, ethereum or other Digital Assets we hold or acquire, which would harm investors in our securities.

Currently, there is relatively small use of bitcoins in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in us.

As relatively new products and technologies, bitcoins and the Bitcoin Network have only recently become widely accepted as a means of payment for goods and services by many major retail and commercial outlets, and use of bitcoins by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of bitcoins. A lack of expansion by bitcoins into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the price of bitcoin, either of which could adversely impact an investment in us.

Political or economic crises may motivate large-scale sales of Digital Assets, which could result in a reduction in Digital Asset values and adversely affect an investment in us.

Geopolitical crises may motivate large-scale sales of Digital Assets, which could rapidly decrease the price of Digital Assets. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in Digital Assets as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, Digital Assets such as bitcoin and ethereum, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of Digital Assets either globally or locally. Large-scale sales of Digital Assets would result in a reduction in Digital Asset values and could adversely affect an investment in us.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of Digital Assets in a manner that adversely affects our business, prospects or operations.

As Digital Assets have grown in both popularity and market size, governments around the world have reacted differently to Digital Assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Ongoing and future regulatory actions may impact our ability to continue to operate, and such actions could affect our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

Current interpretations require the regulation of bitcoins and other Digital Assets under the CEA by the CFTC, we may be required to register and comply with such regulations. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

Current and future legislation, CFTC and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins and other Digital Assets are treated for classification and clearing purposes. In particular, derivatives on these assets are not excluded from the definition of “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins and other Digital Assets under the law.

Bitcoins have been deemed to fall within the definition of a commodity and, we may be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator and to register us as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins, ethereum or other Digital Assets as property for tax purposes (in the context of when such Digital Assets are held as an investment), such determination could have a negative tax consequence on our Company or our shareholders.

Current IRS guidance indicates that Digital Assets such as bitcoins should be treated and taxed as property, and that transactions involving the payment of bitcoins for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may have adversely affect an investment in our Company.

On December 5, 2014, the New York State Department of Taxation and Finance issued guidance regarding the application of state tax law to Digital Assets such as bitcoins. The agency determined that New York State would follow IRS guidance with respect to the treatment of Digital Assets such as bitcoins for state income tax purposes. Furthermore, they defined Digital Assets such as bitcoin to be a form of “intangible property,” meaning the purchase and sale of bitcoins for fiat currency is not subject to state income tax (although transactions of bitcoin for other goods and services maybe subject to sales tax under barter transaction treatment). It is unclear if other states will follow the guidance of the IRS and the New York State Department of Taxation and Finance with respect to the treatment of Digital Assets such as bitcoins for income tax and sales tax purposes. If a state adopts a different treatment, such treatment may have negative consequences including the imposition of greater a greater tax burden on investors in bitcoin or imposing a greater cost on the acquisition and disposition of bitcoins, generally; in either case potentially having a negative effect on prices in the Bitcoin Exchange Market and may adversely affect an investment in our Company.

Foreign jurisdictions may also elect to treat Digital Assets such as bitcoins differently for tax purposes than the IRS or the New York State Department of Taxation and Finance. To the extent that a foreign jurisdiction with a significant share of the market of bitcoin users imposes onerous tax burdens on bitcoin users, or imposes sales or value added tax on purchases and sales of bitcoins for fiat currency, such actions could result in decreased demand for bitcoins in such jurisdiction, which could impact the price of bitcoins and negatively impact an investment in our Company.

Security Risks Related to Our Digital Assets Holdings

Our Digital Assets may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of the Digital Assets we may hold in the future could be lost, stolen, destroyed or become inaccessible. To minimize the risk of loss, damage and theft, security breaches, and unauthorized access we may hold our Digital Assets at exchanges. Nevertheless, the exchanges we utilize may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us. Any of these events may adversely affect our operations and, consequently, an investment in us.

The loss or destruction of a private key required to access a Digital Assets may be irreversible. Our loss of access to our private keys could adversely affect an investment in our Company.

Digital Assets such as bitcoin are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the Digital Assets are held. We plan to safeguard and keep private the private keys we may hold in the future relating to our Digital Assets not held at exchanges; to the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, we will be unable to access the Digital Assets held by it and the private key will not be capable of being restored by the Network. Any loss of private keys relating to digital wallets used to store our Digital Assets could adversely affect an investment in us.

Security threats to us could result in, a loss of Company’s Digital Assets.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the Bitcoin Exchange Market since the launch of the Bitcoin Network. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our bitcoins and other Digital Assets. Any breach of our infrastructure could result in damage to our reputation which could adversely affect an investment in us. Furthermore, we believe that, as our assets continues to grow, it may become a more appealing target for security threats such as hackers and malware.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of ours, or otherwise, and, as a result, an unauthorized party may obtain access to our, private keys, data or bitcoins. Additionally, outside parties may attempt to fraudulently induce employees of ours to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of our security system could be harmed, which could adversely affect an investment in us. In the event of a security breach, we may be forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect an investment in us.

Incorrect or fraudulent Digital Asset transactions may be irreversible.

Digital Asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of Digital Assets or a theft of Digital Assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our Digital Assets could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third party or are incapable of identifying the third party which has received our Digital Assets through error or theft, we will be unable to revert or otherwise recover incorrectly transferred Digital Assets. To the extent that we are unable to seek redress for such error or theft, such loss could adversely affect an investment in us.

Lack of insurance protection and limited legal recourses for digital assets expose us and our shareholders to the risk of loss of the Digital Assets we may hold for which no person is liable.

The Digital Assets we may purchase are not insured. Therefore, a loss may be suffered related to our Digital Assets which is not covered by insurance and for which no person or entity is liable in damages which would adversely affect our operations and, consequently, adversely affect an investment in us.

Digital Assets are not subject to FDIC or SIPC protections.

The bitcoins and other Digital Assets we may purchase and hold will likely not be held at a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, the Digital Assets will not be subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

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

For as long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups (“JOBS”) Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these and other exemptions until we are no longer an “emerging growth company”. In addition, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

We are authorized to issue up to 500,000,000 shares of common stock of which 498,174,656 shares of common stock are issued and outstanding as of April 14, 2021. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of stockholders. In addition, we are authorized to issue up to 10,000,000 shares of preferred stock of which 6,000 shares are designated as Series A Preferred Stock, of which no shares are issued and outstanding, 2,000 shares are designated as Series B Preferred Stock, of which no shares are issued and outstanding, 1,000 shares are designated as Series C Preferred Stock, of which 1,000 shares are issued and outstanding, 100 shares of Series X Preferred Stock, of which 26.05 are issued and outstanding, and 1,000 shares of Series Y Preferred Stock, of which 659.605674 are issued and outstanding, as of April 14, 2021. Consequently, our stockholders may experience further dilution in their ownership of our stock in the future, which could have an adverse effect on the trading market for our common stock. Furthermore, our Certificate of Incorporation gives our Board the right to create one or more new series of preferred stock. As a result, our Board may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interests of the holders of our common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be used to discourage, delay or prevent a change of control of our Company, which could materially adversely affect the price of our common stock.

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

Power Up Lending Group, Ltd. Complaint

On October 11, 2019, Power Up Lending Group, Ltd. (“Power Up”) filed a complaint against the Company and Isaac Dietrich, an officer and director of the Company, in the Supreme Court of the State of New York, County of Nassau. The complaint alleges, among other things, (i) the occurrence of events of default in certain notes (the “Power Up Notes”) issued by the Company to Power Up, (ii) misrepresentations by the Company including, but not limited to, with respect to the Company’s obligation to timely file its required reports with the SEC and (iii) lost profits as a result of the Company’s failure to convert the Power Up Notes in accordance with the terms thereof. In addition, the complaint alleges, among other things, that Mr. Dietrich took affirmative steps to deliberately cause the Company to breach its financial obligations. As a result of the foregoing, Power Up has requested: (i) the greater of $312,000 and the “parity value” as such term is defined in the Power Up Notes together with $2,000 per day until the Company issues shares upon conversion of the Power Up Notes together with applicable interest thereon; (ii) $165,000 as a result of the misrepresentations; (iii) an amount of lost profits to be determined by the court, but in no event less than $312,000; (iv) $312,000 as against Mr. Dietrich; (v) an award for reasonable legal fees and costs of litigation; (vi) a judgment awarding specific performance under the Power Up Notes; and (vii) the costs and disbursement of the action, pre-judgment interest, default interest and such other further relief as the court deems proper. On August 24, 2020, the Supreme Court of the State of New York, County of Nassau adjourned a hearing on Power Up’s motion for default judgment with respect to the complaint filed by Power Up on October 11, 2019, against the Company and Mr. Dietrich until September 14, 2020.

On September 14, 2020, Power-Up filed a motion for leave to enter a default judgment against the Company and Mr. Dietrich, alleging that the defendants failed to appear and did not establish a meritorious defense to the claims made or a reasonable excuse for the delay in interposing their answer. On February 9, 2021, a motion for default judgment was granted and the default judgment in the total amount of $350,551.10 was entered against the Company and Mr. Dietrich jointly and severally.

Sheppard Mullin’s Demand for Arbitration

On December 1, 2020, Sheppard, Mullin, Richter & Hampton LLP (“Sheppard Mullin”), the Company’s former securities counsel, filed a demand for arbitration at JAMS in New York, New York against the Company, alleging the Company’s breach of an engagement agreement dated January 4, 2018, and a failure of the Company to pay $487,390.73 of outstanding legal fees to Sheppard Mullin. Sheppard Mullin seeks to collect the entirety of the amount owed by the Company in accordance with said engagement agreement.

Rother Investments’ Petition

On October 28, 2020, Rother Investments, LLC (“Rother Investments”) filed a complaint in the District Court of 419th Judicial District, Travis County, Texas against the Company, alleging the Company’s default under a certain promissory note (the “Rother Investments Note”) in payment of the outstanding principal amount and interest under the Note, as described in the complaint. Rother Investments seeks to collect the amount of $124,750.00 as of the date of the complaint with late fees continuing to accrue on a daily basis, monetary relief of over $100,000 but not more than $200,000.00 pursuant to Tex. R. Civ. P. 47(c)(3), court’s costs and attorney’s fees, pre-judgment and post-judgment interest, and such other relief as the court deems appropriate.

Trawick’s Complaint

On or about January 25, 2021, Travis Trawick (“Trawick”) filed a complaint against the Company and Isaac Dietrich, an officer and director of the Company, in the Circuit Court for the City of Virginia Beach, Virginia, asserting the Company’s failure to remit payments under the certain promissory note, as subsequently amended and modified, and ancillary documents thereto (collectively, the “Note”), and Mr. Dietrich’s failure to fulfill its obligations, as the guarantor, under the Note. Trawick demands a judgment in his favor in the amount exceeding $130,336.15, the exact amount to be proven at trial including pre and post-judgment interest, reasonable attorneys’ fees, court costs, other taxable costs, and such other relief as the court deems appropriate.

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

Holders

As April 14, 2021, there were 165 stockholders of record per the Company’s transfer agency’s listing of stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer Company, located at 173 Keith Street, Suite 3, Warrenton, Virginia 20186.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2020, we issued 16.05 shares of Series X Preferred Stock for proceeds of $321,000.

The issuance of the above securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Between December 22 and March 23, 2021, the Company entered into a number of securities exchange agreements with twenty two (22) holders of its equity and debt securities for the total issuance and sale of 659.605674 shares of the Company’s Series Y Convertible Preferred Stock, par value $0.001 per share, resulting in aggregate exchange of 14,896,874,671 warrants to purchase common stock of the Company at $0.0004 per share and the exchange of the promissory notes in the aggregate principal amount and accrued interest totaling $5,947,876.20. The Purchasers constituted a significant portion of warrantholders and debtholders of the Company. The Company issued an aggregate of 659.605674 shares of Series Y Preferred Stock in reliance upon Section 3(a)(9) of the Securities Act of 1933, as amended, as involving an exchange by the Company exclusively with its security holders. See Item 9B. Other Information.

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

Overview

MassRoots, Inc. was formed in April 2013 as a technology platform for the cannabis industry. In March 2021, we relaunched our website, MassRoots.com, which aims to enable cannabis consumers to find the best products, connect with other enthusiasts, and deliver fresh content that both delights and informs our audience. Additionally, we plan to monetize our YouTube Channel, which has 273,000 subscribers, through product placements and sponsorships. Management believes that our YouTube Channel has one of the largest followings in the regulated cannabis industry while our Instagram account is followed by 378,000 users.

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

On May 3, 2020, we received a loan in the principal amount of $50,000 pursuant to the PPP of the CARES Act. The PPP loan matures in May 2022 and bears an interest rate of 1% per annum. The Company has applied for forgiveness of the principal and accrued interest due under the loan.

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

On August 31, 2020, we issued and sold convertible notes in the aggregate principal amount of $66,000 (including an aggregate of $6,000 original issuance discount) to accredited investors which notes mature on March 1, 2021.

On September 1, 2020, we issued and sold convertible notes in the aggregate principal amount of $49,500 (including an aggregate of $4,500 original issuance discount) to accredited investors which notes mature on March 1, 2021.

On November 25, 2020, the Company entered into a securities purchase agreement with an accredited investor for the sale of 3.3 shares of the Company’s Series X Convertible Preferred Stock, par value $0.0001 per share, resulting in aggregate proceeds of $66,000. The purchase and issuance of such shares of Series X Preferred Stock closed on December 1, 2020.

On December 21, 2020, the Company entered into a securities purchase agreement with an accredited investor for the sale 7.5 shares of the Company’s Series X Convertible Preferred Stock, par value $0.0001 per share, resulting in aggregate proceeds of $150,000. The purchase and issuance of such shares of Series X Preferred Stock closed on December 23, 2020.

On December 22, 2020, the Company entered into a securities purchase agreement with an accredited investor for the sale 5.25 shares of the Company’s Series X Convertible Preferred Stock, par value $0.0001 per share, resulting in aggregate proceeds of $105,000. The purchase and issuance of such shares of Series X Preferred Stock closed on December 29, 2020.

Results of Operations For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	For the Fiscal Year ended
	31-Dec-20	31-Dec-19	$ Change	% Change
Revenues	$6,964	$23,703	$(16,739)	(70.6)%

Operating expenses	1,167,175	3,469,139	(2,301,964)	(66.4)%

Loss from Operations	(1,160,211)	(3,445,436)	2,285,225	(66.3)%

Other Expense	(13,550,249)	(30,823,476)	17,273,227	(56.0)%

Net Loss	$(14,710,460)	$(34,268,912)	$19,558,452	(57.1)%

Net loss per share - basic and diluted	$(0.08)	$(0.19)	$0.11	57.9%

Since inception on April 26, 2013, and during the year ended December 31, 2020, our business operations have been primarily focused developing our mobile applications, web platform and blockchain features for our products, and increasing our User-base.

Revenues

For the year ended December 31, 2020, we generated $6,964 in revenues, as compared to $23,703 for the year ended December 31, 2019, a decrease of $16,739. This decrease is primarily related to service interruptions on our platform and downsizing of our sales and corporate staff.

Operating Expenses

For the years ended December 31, 2020 and 2019, our operating expenses were $1,167,175 and $3,469,139, respectively, a decrease of $2,301,964. The decrease was mainly attributed to stock-based compensation to our employees and key consultants which, for 2020, was $0 as compared to $222,700 for 2019, a non-cash decrease of $222,700. In addition, impairment expense decreased by $196,315 as impairment expense was $0 in 2020 as compared to $196,315 in 2019, which was mainly attributed to impairment expenses associated with our business portal. There was an decrease in payroll and related expenses of $853,064 as payroll and related expenses were $303,850 for 2020 as compared to $1,156,914 for the same period in 2019, which was the result of a decrease in our labor force. Advertising expense increased by $29,197 to $58,961 for 2020 as compared to $29,764 for 2019 due to a re-focus on the Company’s YouTube channnel. For the years ended December 31, 2020 and 2019, we recorded amortization of software costs of $0 and $38,549, respectively.

Our other general and administrative expenses decreased to $803,081 for the year ended December 31, 2020 from $1,460,867 for the year ended December 31, 2019, a decrease of $657,786. This decrease was mainly attributed to the following:

●	Consulting and accounting expenses decreased during the year ended December 31, 2020 to $355,963 from $452,477 during the year ended December 31, 2019. This decrease was primarily a result of us having fewer consulting projects with firms in fiscal year 2020.

●	Independent contractor expenses decreased from $284,328 during the year ended December 31, 2019 to $51,442 during the year ended December 31, 2020 due to us engaging fewer individual consultants.

●	Travel and related expenses decreased to $3,372 during the year ended December 31, 2020 from $21,506 during the year ended December 31, 2019. This was a result of our team attending fewer conferences and meetings with cannabis related businesses in 2020 as compared to 2019.

The decrease of these expenditures resulted in our total operating expenses declining to $1,167,175 during the year ended December 31, 2020 compared to $3,469,139 during the year ended December 31, 2019, a decrease of $2,301,964.

Loss from Operations

Our loss from operations decreased $2,285,225 to $1,160,211 during the year ended December 31, 2020, from $3,445,436 during the year ended December 31, 2019.

Other (Expense)

During the year ended December 31, 2020, we incurred other (expense) of $(13,550,249), as compared to $(30,823,476) for the year ended December 31, 2019, a decrease of $17,273,227. This decrease is primarily due to a gain of the forgiveness of debt of $250,000 and a gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable of $162,109,131 for the year ended December 31, 2020. The Company’s derivative liability for authorized shares shortfall expense increased by $(151,398,053) to $(170,319,590) in fiscal year 2020 from ($18,921,537) during fiscal year 2019. Preferred stock issuance costs fell to $0 during the year ended December 31, 2020 from $(5,585,594) during the same period in 2019. The Company realized a $882 gain on the conversion of convertible debentures during fiscal year 2020 as compared to a $(603,529) loss in fiscal year 2020. In addition, interest expense increased by $203,851 to $(5,139,321) during fiscal year 2020 as compared to $(4,935,470) during fiscal year 2019. Lastly, the expense for the loss on change in fair value of derivative liabilities decreased by $234,064, to $(451,351) during fiscal year 2020, as compared to $(685,415) during the prior year.

Net Loss

Our net loss decreased by $19,558,452 to $14,710,460 during the year ended December 31, 2020, from $34,268,912 during the year ended December 31, 2019.

Liquidity and Capital Resources

Net cash used in operations for the year ended December 31, 2020 and 2019 was $1,037,843 and $1,797,227, respectively. The decrease in 2020 resulted primarily from the net loss of $14,710,460, partially offset by non-cash items including derivative liability for authorized shares shortfall of $170,319,590, gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable of $162,109,131, interest and amortization of debt discount of $5,139,321, change in fair value of derivative liabilities of $451,351, gain on forgiveness of debt of $250,000 and gain on conversion of convertible notes payable of $882, as well as an increase in accrued payroll and related expenses of $140,005 and an increase in accounts payable and accrued expenses of $77,520. The decrease in 2019 resulted primarily from the net loss of $34,268,912, partially offset by non-cash items including derivative liability for authorized shares shortfall of $18,921,537, preferred stock issuance costs of $5,585,594, interest and amortization of debt discount of $4,716,970, change in fair value of derivative liabilities of $685,415, and loss on conversion of convertible notes payable of $603,529, as well as an increase in accrued payroll and related expenses of $732,027 and an increase in accounts payable and accrued expenses of $557,360.

Net cash provided by (used in) investing activities for the year ended December 31, 2020 and 2019 was $0 and $90,981, respectively. Net cash provided by investing activities for the year ended December 31, 2019 was attributed to proceeds from sale of investments of $90,981.

Net cash provided by financing activities for the year ended December 31, 2020 and 2019 was $1,038,208 and $1,677,798, respectively. For the year ended December 31, 2020, these funds came mainly from the sale of Series X Preferred Stock amounting to $321,000, proceeds from issuance of convertible debt of $637,000, proceeds from issuance of non-convertible notes payable of $82,911, proceeds from the issuance of a $50,000 PPP loan, offset by repayment of advances in the amount of $3,009, repayment of non-convertible notes in the amount of $39,641, and the repayment of $13,749 in bank overdrafts. Comparatively, for the year ended December 31, 2019, these funds came mainly from the sale of Series B Preferred Stock and warrants amounting to $1,407,500, proceeds from issuance of convertible debt of $549,000 and proceeds from issuance of non-convertible notes payable of $175,000, offset by repayment of advances in the amount of $595,000.

Capital Resources

As of December 31, 2020, we had cash on hand of $1,485. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs; however, no assurance can be given that additional financing will be available on terms favorable to us, or at all.

Fundraising

During the year ended December 31, 2020, the Company received proceeds of $637,000, $132,911, and $321,000 from the issuance of convertible notes, non-convertible notes, and Series X preferred shares, respectively.

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

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds disclosure requirements, including changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 became effective for us on January 1, 2020. The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2020 were not effective due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company’s CEO and CFO has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement.” of Form 8-K.

Between December 22 and March 23, 2021, the Company entered into a number of securities exchange agreements (each, individually, the “Exchange Agreement”) with twenty two (22) holders of its equity and debt securities (each, individually, the “Purchaser”) for the total issuance and sale of 659.605674 shares of the Company’s newly-created Series Y Convertible Preferred Stock, par value $0.001 per share (the “Series Y Preferred Stock”), resulting in aggregate exchange of 14,896,874,671 warrants to purchase common stock of the Company at $0.0004 per share and the exchange of the promissory notes in the aggregate principal amount and accrued interest totaling $5,947,876.20. The Purchasers constituted a significant portion of warrantholders and debtholders of the Company.

The terms and condition of Exchange Agreement for each Purchaser are essentially the same, except for the date of the agreement and the number of securities exchanged, as more particularly illustrated in the table below:

Purchaser	Date	Number of Issued shares of Series Y	Number of warrants to purchase common stock of the Company at $0.0004 per share exchanged	Aggregate amount of principal exchanged	Aggregate amount of accrued interest under promissory notes exchanged
Cavalry Fund I LP	December 27, 2020	192.6387	1,125,000,022	$2,340,923.00	$1,302,635.47
Timothy Tyler Berry	December 22, 2020	1.745592	-	$13,750.00	$21,161.85
Charles Berman	December 22, 2020	34.41448	1,101,562,289	$323,125.00	$173,862.36
Lucas Hoppel	December 23, 2020	26.54237	-	$168,820.00	$362,027.34
L1 Capital Global Opportunities Master Fund	December 23, 2020	196.3126	1,106,250,021	$2,370,240.00	$1,363,895.68
Jay Elliott Berman	December 22, 2020	17.37794	524,999,899	$154,000.00	$102,385.04
Michael Scrobe	December 22, 2020	1.18724	-	$5,500.00	$18,244.74
Joseph Reda	December 22, 2020	7.31678	187,500,021	$55,000.00	$58,773.42
Jesus Quintero	December 24, 2020	3.20716	-	$64,143.20	-
Mohit Bhansali	December 26, 2020	1.25	125,000,000	-	-
Acquisition Group LTD	December 27, 2020	6.51242	750,000,026	-	-
The Special Equities Opportunity Fund LLC	December 26, 2020	7.36394	46,874,965	$90,750.00	$48,388.21
US Commonwealth Life A1 Police 2013-17	December 26, 2020	11.25	1,125,000,051	-	-
Steven M. Markowitz 1999 Trust	December 30, 2020	79.76707	1,101,562,289	$323,125.00	$1,080,914.16
Cambridge Capital Ltd	December 23, 2020	30.391242	3,500,000,029	-	-
Robert Halpern	December 27, 2020	6.51242	750,000,026	-	-
Arthur Eli Kaplan	December 29, 2020	2.5	40,625,049	-	-
Richard Taney	December 30, 2020	0.70551	81,250,010	-	-
Cavalry Fund I LP	March 23, 2021	1.09721	-	-	$21,944.20
Ciaran Thompson	January 7, 2021	3.72667	131,249,975	$38,500.00	-
NG Bahamas Ltd	December 23, 2020	27.78633	3,199,999,999	-	-

Total:		659.605674	14,896,874,671	$5,947,876.20	$4,554,232.47

The Company may hold one or more subsequent closings to sell the remaining shares of Series Y Preferred Stock pursuant to securities Exchange Agreements substantially in the form of the Exchange Agreement (the “Refinancing”).

The Exchange Agreement contains certain customary representations, warranties, and covenants for transactions of this type.

The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Exchange Agreement, a copy of which is attached hereto as Exhibit 10.45 and is incorporated herein by reference.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 3.02 – Unregistered Sales of Equity Securities.” and “Item 5.03 – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.” of Form 8-K.

Reference is made to the disclosures set forth above for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement.” which are hereby incorporated herein by reference.

659.605674 shares of Series Y Preferred Stock sold pursuant to the Exchange Agreement in accordance with and subject to the limitations contained in the Series Y COD (defined infra). The shares of Series Y Preferred Stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company issued an aggregate of 659.605674 shares of Series Y Preferred Stock in reliance upon Section 3(a)(9) of the Securities Act of 1933, as amended, as involving an exchange by the Company exclusively with its security holders.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 3.03 – Material Modification to Rights of Security Holders.” of Form 8-K.

In connection with the Financing, on December 30, 2020, the Company filed the Certificate of Designations, Preferences and Rights of the Series Y Convertible Preferred Stock (the “Series Y COD”) with the Delaware Secretary of State.

Pursuant to the Series Y COD, 1,000 shares of the Company’s blank check preferred stock have been designated as “Series Y Preferred Stock.” The Series Y Preferred Stock have the following rights, preferences, powers, privileges and restrictions, qualifications and limitations:

Dividends. The holders of Series Y Preferred Stock shall have no dividend rights except as may be declared by the Company’s board of directors.

Ranking. The Series Y Preferred Stock rank senior to the Company’s Common Stock and preferred stock with respect to the payment of dividends and distributions of the assets of the Company upon liquidation, dissolution or winding up of the Company. Series Y Preferred Stock is, however, junior to Series X Preferred Stock of the Company.

Voting. Except as otherwise required by law, or as provided in the section entitled “Protective Provisions,” shares of Series Y Preferred Stock are not entitled to vote on any matter. As to all matters for which voting by class is specifically required by law, each outstanding share of Series Y Preferred Stock is entitled to one vote.

Protective Provisions. Except where the vote or written consent of the holders of a greater number of shares is required by law, without first obtaining the affirmative vote or the written consent of a majority of the outstanding Series Y Preferred Stock, including the Required Holder (as defined in the Series Y COD), the Company will not: (a) amend or repeal any provision of, or add any provision to, its Certificate of Incorporation or bylaws, or file any certificate of designations or articles of amendment of any series of shares of preferred stock, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series Y Preferred Stock; (b) increase or decrease (other than by conversion) the authorized number of Series Y Preferred Stock; (c) create or authorize (by reclassification or otherwise) any new class or series of shares that has a preference over or is on a parity with the Series Y Preferred Stock with respect to dividends or the distribution of assets on the liquidation, dissolution or winding up of the Company; (d) pay dividends or make any other distribution on any shares of any capital stock of the Company junior in rank to the Series Y Preferred Stock; (e) issue any Series Y Preferred Stock other than as provided in the Series Y COD; or (f) circumvent a right of the Series Y Preferred Stock.

Participation in Future Financing. Except for certain exempt issuances, from the Initial Closing Date until the eighteen (18) month anniversary of the Initial Closing Date, upon any issuance by the Company of Common Stock or Common Stock Equivalents for cash consideration, indebtedness or a combination of such in a transaction exempt from registration under the Securities Act (a “Subsequent Financing”), the holders of the Series Y Preferred Stock will have the right to participate in an amount equal to an aggregate of thirty percent (30%) of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing. In addition, the Purchaser has the right to exchange the Series Y Preferred Stock as consideration in a Subsequent Financing.

Redemption. Upon receipt of a conversion notice for Series Y Preferred Stock from a holder, the Company shall have the right (but not the obligation) to redeem all or part of the Series Y Preferred Stock which the holder is seeking to convert at a price per share equal to the product of 125% of the (1) Series Y Stated Value plus (2) the Series Y Additional Amount.

Purchase Rights If at any time the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of Common Stock (the “Purchase Rights”), then each holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete conversion of all the Series Y Preferred Stock (without taking into account any limitations or restrictions on the convertibility of the Series Y Preferred Stock) held by such holder immediately prior to the date on which a record is taken for the grant, issuance or sale of such Purchase Rights.

Price Protection. Except for certain exempt issuances, in the event the Company issues or sells any securities, including options or convertible securities (or amends any outstanding securities of the Company), at an effective price of, or with an exercise or conversion price of less than the Series Y Conversion Price, then upon such issuance or sale, the Series Y Conversion Price shall be reduced to the sale price or the exercise or conversion price of the securities issued or sold.

The foregoing description of the Series Y COD is not complete and is qualified in its entirety by reference to the full text of the Series Y COD, a copy of which is attached hereto as Exhibit 3.8 and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(b) Exhibit Index

No.	Description
2.1	Plan of Reorganization, dated March 18, 2014 (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
2.2	Agreement and Plan of Merger between MassRoots, Inc. and Whaxy Inc. and DDDigtal Inc. and Zachary Marburger and the Stockholders of DDDigtal Inc., dated December 15, 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 16, 2016)
2.3	Agreement and Plan of Merger between MassRoots, Inc. and MassRoots Compliance Technology, Inc. and Odava, Inc. and Scott Kveton and the Stockholders of Odava, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 5, 2017)
2.4	Agreement and Plan of Merger between MassRoots, Inc., MassRoots Supply Chain, Inc., COWA Science Corporation and Christopher Alameddin, as the representative of the Stockholders of COWA Science Corporation, dated February 11, 2019 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 12, 2019)
3.1	Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 19, 2018)
3.2	Bylaws of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.3	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017)
3.4	Certificate of Designations, Preferences and Rights of the Series A Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
3.5	Certificate of Designations, Preferences and Rights of the Series B Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
3.6	Certificate of Designations, Preferences and Rights of the Series C Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 22, 2019)
3.7	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Preferred Stock (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on July 16, 2020)
3.8	Certificate of Designations, Preferences and Rights of the Series X Convertible Preferred Stock. (Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 18, 2020)
3.9*	Certificate of Designations, Preferences and Rights of the Series Y Preferred Stock
4.1	Form of Common Stock Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
4.2*	Description of Registrant’s Securities (included herewith)
10.1+	2014 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
10.2+	2015 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016)
10.3	Form of Warrant utilized by Service Providers (Incorporated by reference our Registration Statement on Form S-1 filed with the SEC on April 11, 2016)
10.4	Form of Warrant dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)

10.5	Form of Securities Purchase Agreement dated March 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2016)
10.6+	2016 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder. (Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2016)
10.7+	2017 Equity Incentive Plan and forms of stock option agreement and stock award agreement thereunder (Incorporated by reference to our Definitive Schedule 14C Information Statement filed with the SEC on December 9, 2016)
10.8	Form of Joinder Agreement to Agreement and Plan of Merger made by each stockholder of Odava, Inc. and agreed to and acknowledged by MassRoots, Inc. and MassRoots Compliance Technology, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 5, 2017)
10.9	Form of Subscription Agreement dated July 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.10	Form of Warrant dated July 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.11	Form of Warrant dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.12	Form of Securities Purchase Agreement dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.13	Form of Security Agreement dated August 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2017)
10.14	Form of Amended and Restated Simple Agreement for Future Tokens (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on February 14, 2018)
10.15	Form of Director Separation Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.16	Form of Warrant dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.17	Form of Mutual Release and Non-Disparagement Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.18	Form of Separation Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.19+	Employment Agreement by and between the Company and Isaac Dietrich (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 14, 2017)
10.20	Form of Warrant dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2017)
10.21	Form of Subscription Agreement dated December 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2017)
10.22+	CFO Services Agreement by and between the Company and Jesus Quintero (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 16, 2019)
10.23	Form of Securities Purchase Agreement dated January 31, 2018 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2018)
10.24	Form of Warrant dated January 31, 2018 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 31, 2018)
10.25	Membership Agreement between the Company and WeWork dated May 1, 2020 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 5, 2020)

10.26	Form of Securities Purchase Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 20, 2018)
10.27	Form of Secured Convertible Promissory Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 20, 2018)
10.28	Form of Security Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 20, 2018)
10.29+	2018 Equity Incentive Plan (Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the SEC on May 11, 2018)
10.30	Securities Purchase Agreement dated May 16, 2019 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 24, 2019)
10.31	Convertible Promissory Note dated May 16, 2019 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 24, 2019)
10.32	Form of Subscription Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
10.33	Form of Warrant (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
10.34	Form of Exchange Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
10.35	Form of Separation Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 22, 2019)
10.36	Form of Convertible Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 26, 2019)
10.37	Form of Series A Exchange Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.38	Form of Series A Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.39	Form of Series B Exchange Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.40	Form of Series B Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.41	Form of December Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.42	Form of January Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.43	Form of First March Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.44	Form of Second March Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.45	Form of April Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2020)
10.46	Form of Notes (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 4, 2020)
10.47	Form of September Note (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 4, 2020)
10.48	Form of Series X Securities Purchase Agreement (Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 18, 2020)
10.49*	Form of Securities Exchange Agreement
14.1	Code of Ethics of the Company (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 1, 2015)
21.1*	List of Subsidiaries
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	filed herewith.

+	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2021.

MASSROOTS, INC.

By:	/s/ Isaac Dietrich
Isaac Dietrich Chief Executive Officer (Principal Executive Officer)

By:	/s/ Isaac Dietrich
Isaac Dietrich Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Isaac Dietrich	Chief Executive Officer (Principal Executive Officer) and	April 15, 2021
Isaac Dietrich	Chairman of the Board of Directors

/s/ Isaac Dietrich	Chief Financial Officer	April 15, 2021
Isaac Dietrich	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MassRoots, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MassRoots, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Henderson, Nevada
April 15, 2021

MASSROOTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$1,485	$1,120
Prepaid expenses	97,132	1,975
Total current assets	98,617	3,095

Total assets	$98,617	$3,095

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank overdrafts	$-	$13,749
Accounts payable and accrued expenses	4,948,890	5,455,063
Accrued payroll and related expenses	3,864,055	3,724,050
Advances	88,187	337,500
Non-convertible notes payable, current portion	159,520	115,750
Derivative liabilities	25,475,514	20,236,870
Convertible notes payable, net of debt discount of $0 and $380,431, respectively	3,186,303	6,989,039
Total current liabilities	37,722,469	36,872,021

Non-convertible notes payable	60,000	-
PPP note payable	50,000	-
Total liabilities	37,832,469	36,872,021

Commitments and contingencies (See Note 8)

Stockholders’ deficit:
Preferred stock - 10,000,000 shares authorized, 9,989,900 shares undesignated
Preferred stock - Series X, $0.0001 par value, $20,000 stated value, 100 shares authorized; 16.05 and 0 shares issued and outstanding, respectively	-	-
Preferred stock - Series Y, $0.001 par value, $20,000 stated value, 1,000 shares authorized; 654.781794 and 0 shares issued; 626.995464 and 0 shares outstanding, and 27.786334 and 0 to be issued, respectively	1	-
Preferred stock - Series C, $0.001 par value, 1,000 shares authorized; 1,000 shares issued and outstanding	1	1
Preferred stock - Series A, $0.001 par value, 6,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock - Series B, $0.001 par value, 2,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 493,726,405 and 384,266,948 shares issued and outstanding, respectively	493,727	384,267
Common stock to be issued, 907,379,814 and 944,659,814 shares, respectively	907,380	944,660
Additional paid in capital	283,024,527	151,364,371
Discount on preferred stock	(20,973,776)	-
Accumulated deficit	(301,185,712)	(189,562,225)
Total stockholders’ deficit	(37,733,852)	(36,868,926)

Total liabilities and stockholders’ deficit	$98,617	$3,095

The accompanying notes are an integral part of these consolidated financial statements.

MASSROOTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019

Revenues	$6,964	$23,703

Operating Expenses:
Cost of revenues	1,283	3,530
Advertising	58,961	29,764
Payroll and related expense	303,850	1,156,914
Stock-based compensation	-	222,700
Amortization of software costs	-	38,549
Impairment of software costs	-	196,315
Allowance for uncollectible advances to COWA Science Corporation (“COWA”)	-	360,500
Other general and administrative expenses	803,081	1,460,867
Total Operating Expenses	1,167,175	3,469,139

Loss From Operations	(1,160,211)	(3,445,436)

Other Income (Expense):
Interest expense	(5,139,321)	(4,935,470)
Preferred stock issuance costs	-	(5,585,594)
Change in derivative liability for authorized shares shortfall	(170,319,590)	(18,921,537)
Change in fair value of derivative liabilities	(451,351)	(685,415)
Impairment on investment	-	(91,931)
Gain on forgiveness of debt	250,000	-
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable	162,109,131	-
Gain (loss) on conversion of convertible notes	882	(603,529)
Total Other Income (Expense)	(13,550,249)	(30,823,476)

Net Loss Before Income Taxes	(14,710,460)	(34,268,912)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(14,710,460)	(34,268,912)

Deemed dividend from warrant price protection	(95,838,488)	(28,933,472)
Deemed dividend resulting from amortization of preferred stock discount	(1,074,539)	-
Contingent beneficial conversion feature on preferred shares issuance	-	(45,147,093)
Deemed dividend for issuance of common shares to settle warrant provision	-	(437,400)
Deemed dividend from exchange of preferred shares for convertible notes	-	(1,476,280)

Net Loss Available to Common Stockholders	$(111,623,487)	$(110,263,157)

Net loss per common share:
Basic	$(0.08)	$(0.19)
Diluted	$(0.08)	$(0.19)

Weighted average common shares outstanding:
Basic	1,390,934,274	576,802,421
Diluted	1,390,934,274	576,802,421

The accompanying notes are an integral part of these consolidated financial statements.

MASSROOTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Preferred Stock
	Series X		Series Y		Series B		Series C		Common Stock		Common Stock to be Issued		Additional Paid	Discount on Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Total

Balance at December 31, 2018	-	$-	-	$-	-	$-	-	$-	168,706,472	$168,707	80,000	$80	$73,770,195	$-	$(80,775,348)	$(6,836,366)

Issuance of common shares previously to be issued	-	-	-	-	-	-	-	-	80,000	80	(80,000)	(80)	-	-	-	-

Issuance of Series A preferred shares in exchange for warrants canceled	-	-	-	-	-	-	-	-	-	-	-	-	(296,746)	-	-	(296,746)

Sale of Series B Convertible Preferred Stock and warrants	-	-	-	-	1,126	1	-	-	-	-	-	-	1,407,499	-	-	1,407,500

Conversion of Series A Convertible Preferred Stock to common shares	-	-	-	-	-	-	-	-	80,000,000	80,000	903,823,564	903,824	2,153,424	-	-	3,137,248

Common shares issued as origination shares	-	-	-	-	-	-	-	-	1,250,000	1,250	-	-	140,083	-	-	141,333

Common shares issued upon conversion of convertible notes and accrued interest	-	-	-	-	-	-	-	-	111,174,464	111,174	37,160,000	37,160	1,583,984	-	-	1,732,318

Common shares issued upon exercise of warrants for cash	-	-	-	-	-	-	-	-	1,555,160	1,555	1,126,250	1,126	170,268	-	-	172,949

Common shares issued in settlement of a warrant provision	-	-	-	-	-	-	-	-	9,000,000	9,000	-	-	428,400	-	(437,400)	-

Common shares issued upon cashless exercise of warrants	-	-	-	-	-	-	-	-	3,997,661	3,998	-	-	(3,998)	-	-	-

Preferred and common shares issued for services	-	-	-	-	-	-	1,000	1	2,950,000	2,950	2,550,000	2,550	203,199	-	-	208,700

Options issued for services	-	-	-	-	-	-	-	-	-	-	-	-	14,000	-	-	14,000

Common shares issued to settle a true-up provision	-	-	-	-	-	-	-	-	5,553,191	5,553	-	-	16,661	-	-	22,214

Contingent beneficial conversion feature on Preferred Shares issuance	-	-	-	-	-	-	-	-	-	-	-	-	45,147,093	-	(45,147,093)	-

Deemed dividend related to warrant price protection	-	-	-	-	-	-	-	-	-	-	-	-	28,933,472	-	(28,933,472)	-

Deemed dividend resulting from exchange of preferred Series A and B shares for convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	(1,476,280)	-	-	(1,476,280)

Preferred Series B shares exchanged for convertible notes	-	-	-	-	(1,126)	(1)	-	-	-	-	-	-	(826,883)	-	-	(826,884)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(34,268,912)	(34,268,912)

Balance at December 31, 2019	-	-	-	-	-	-	1,000	1	384,266,948	384,267	944,659,814	944,660	151,364,371	-	(189,562,225)	(36,868,926)

Issuance of common shares previously to be issued	-	-	-	-	-	-	-	-	37,160,000	37,160	(37,160,000)	(37,160)	-	-	-	-

Common shares issued upon conversion of convertible notes and accrued interest	-	-	-	-	-	-	-	-	72,368,457	72,369	-	-	298,386	-	-	370,755

Common shares contributed back to the Company and promptly retired	-	-	-	-	-	-	-	-	(69,000)	(69)	-	-	69	-	-	-

Rescission of warrants exercised in prior year	-	-	-	-	-	-	-	-	-	-	(120,000)	(120)	(5,880)	-	-	(6,000)

Deemed dividend related to warrant price protection	-	-	-	-	-	-	-	-	-	-	-	-	95,838,488	-	(95,838,488)	-

Convertible note issued to CFO with BCF	-	-	-	-	-	-	-	-	-	-	-	-	64,143	-	-	64,143

Sale of Series X preferred shares	16.05	-	-	-	-	-	-	-	-	-	-	-	321,000	-	-	321,000

BCF recognized upon issuance of Series X preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	454,200	(454,200)	-	-

Series Y preferred shares issued in exchange for convertible notes, accrued interest and warrants	-	-	654.781794	1	-	-	-	-	-	-	-	-	13,095,635	-	-	13,095,636

BCF recognized upon issuance of Series Y preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	21,594,115	(21,594,115)	-	-

Deemed dividend resulting from amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	-	-	-	1,074,539	(1,074,539)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-		(14,710,460)	(14,710,460)

Balance at December 31, 2020	16.05	$-	654.781794	$1	-	$-	1,000	$1	493,726,405	$493,727	907,379,814	$907,380	$283,024,527	$(20,973,776)	$(301,185,712)	$(37,733,852)

The accompanying notes are an integral part of these consolidated financial statements.

MASSROOTS, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,710,460)	$(34,268,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	451,351	685,415
Change in derivative liability for authorized shares shortfall	170,319,590	18,921,537
Depreciation and amortization	-	45,282
Interest and amortization of debt discount	5,139,321	4,716,970
(Gain) loss on conversion of convertible notes payable	(882)	603,529
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable	(162,109,131)	-
Gain on forgiveness of debt	(250,000)	-
Stock-based compensation	-	222,700
Impairment on COWA advances	-	360,500
Impairment of investment	-	65,000
Loss on sale of investment in Canna Regs	-	91,931
Impairment loss on software costs	-	196,315
Preferred stock issuance costs	-	5,585,594
Changes in operating assets and liabilities:
Prepaid expenses	(95,157)	12,025
Advance to COWA, net	-	(360,500)
Security deposit	-	36,000
Accounts payable and accrued expenses	77,520	557,360
Accrued payroll and related expenses	140,005	732,027
Net cash used in operating activities	(1,037,843)	(1,797,227)

Cash flows from investing activities:
Proceeds from sale of Reg Tech and High Times	-	90,981
Net cash provided by investing activities	-	90,981

Cash flows from financing activities:
Bank overdrafts	(13,749)	13,749
Proceeds from sale of Series X preferred shares	321,000	-
Proceeds from sale of Series B preferred shares and warrants	-	1,407,500
Proceeds from exercise of warrants	-	172,949
Proceeds from issuance of convertible notes payable	637,000	549,000
Proceeds from issuance of non-convertible notes payable	82,911	175,000
Repayment of non-convertible notes payable	(39,641)	(45,400)
Proceeds from advances	3,696	-
Proceeds from PPP note payable	50,000	-
Repayments of advances	(3,009)	(595,000)
Net cash provided by financing activities	1,038,208	1,677,798

Net increase (decrease) in cash	365	(28,448)

Cash, beginning of year	1,120	29,568

Cash, end of year	$1,485	$1,120

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$218,500
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock previously to be issued	$37,160	$80
Issuance of preferred Series A shares in exchange for warrants canceled	$-	$296,746
Conversions of preferred Series A shares to common shares	$-	$3,137,248
Common stock issued as origination shares	$-	$141,333
Common stock issued upon conversion of convertible notes and accrued interest	$370,755	$1,732,318
Common shares contributed back to the Company and promptly retired	$69	$-
Common stock issued in settlement of a warrant provision	$-	$437,400
Common stock issued in exercise of cashless warrants	$-	$3,998
Deemed dividend related to warrant price protection	$95,838,488	$28,933,472
Contingent beneficial conversion feature on preferred Series A shares	$-	$45,147,093
Deemed dividend resulting from exchange of preferred Series A and Series B shares for convertible notes	$-	$1,476,280
Preferred Series B shares exchanged for convertible notes	$-	$826,884
Convertible note payable issued to CFO with BCF	$64,143	$-
Derivative liability recognized as debt discount on newly issued convertible notes	$573,230	$-
Series Y preferred shares issued as settlement for convertible notes payable, accrued interest and warrants	$13,095,636	$-
Amortization of discount on preferred stock	$1,074,539	$-
Reclassify accrued interest to convertible notes payable	$1,049,329	$-
Recission of warrants exercised in prior year	$6,000

The accompanying notes are an integral part of these consolidated financial statements.

MASSROOTS, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2020, the Company had cash of $1,485 and a working capital deficit (current liabilities in excess of current assets) of $37,623,852. During the year ended December 31, 2020, the net loss available to common stockholders was $111,623,487 and net cash used in operating activities was $1,037,843. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the audited consolidated financial statements.

During the year ended December 31, 2020, the Company received proceeds of $637,000, $132,911, and $321,000 from the issuance of convertible notes, non-convertible notes, and Series X preferred shares, respectively. The Company does not have sufficient cash to fund operations for the next fiscal year.

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

Accordingly, the accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for one year from the date the consolidated financial statements are issued. The carrying amounts of assets and liabilities presented in the audited consolidated financial statements do not necessarily purport to represent realizable or settlement values. The audited consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak of COVID-19 and its effects on our business including our financial condition, liquidity, or results of operations at this time. Management is actively monitoring the global situation and its impact on the Company’s financial condition, liquidity, operations, customers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects that the COVID-19 outbreak will have on its results of operations, financial condition, or liquidity for fiscal year 2021. As of the date of this Annual Report on Form 10-K, the Company has experienced delays in securing new customers and related revenues and the longer this pandemic continues there may be additional impacts. Furthermore, the COVID-19 outbreak has and may continue to impact the Company’s ability to raise capital.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which the Company relies in fiscal year 2021.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of MassRoots, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Emerging Growth Company

We are an “emerging growth company” under the JOBS Act. For as long as we are an “emerging growth company,” we are not required to: (i) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. However, we have elected to “opt out” of the extended transition period discussed in (i) and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 825-10, “Financial Instruments” (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The estimated fair value of certain financial instruments, including cash, accounts payable and accrued liabilities are carried at historical cost basis, which approximates their fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.

The Company follows ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Cash

For purposes of the consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2020 and 2019, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2020 and 2019, the uninsured balances amounted to $0.

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

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $58,961 and $29,764 for the year ended December 31, 2020 and 2019, respectively.

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

Beneficial Conversion Features and Deemed Dividends

The Company records a beneficial conversion feature for preferred stock when, on the date of issuance, the conversion rate is less than the Company’s stock price. The Company also records, when necessary, a contingent beneficial conversion resulting from price protection of the conversion price of preferred stock, based on the change in the intrinsic value of the conversion options embedded in such preferred stock.

The Company records, when necessary, deemed dividends for: (i) warrant price protection, based on the difference between the fair value of the warrants immediately before and after the repricing (inclusive of any full ratchet provisions); (ii) the exchange of preferred shares for convertible notes, based on the amount of the face value of the convertible notes in excess of the carrying value of the preferred shares; (iii) the settlement of warrant provisions, based on the fair value of the common shares issued; and (iv) amortization of discount on preferred stock resulting from recognition of a beneficial conversion feature.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2020 and 2019 using the applicable classification criteria enumerated under ASC 815, “Derivatives and Hedging.” The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands. As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period. The Company also records derivative liabilities for instruments, including convertible notes, preferred stock, and warrants, in which the Company does not have sufficient authorized shares to cover the conversion of these instruments into shares of common stock.

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

The computation of basic and diluted income (loss) per share, for the year ended December 31, 2020 and 2019 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31,	December 31,
	2020	2019
Common shares issuable upon conversion of convertible notes	2,562,481,459	3,697,833,022
Options to purchase common shares	27,621,765	27,621,765
Warrants to purchase common shares	2,521,077,555	3,342,376,365
Common shares issuable upon conversion of preferred stock	6,709,317,940	-
Total potentially dilutive shares	11,820,498,719	7,067,831,152

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

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds disclosure requirements, including changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 became effective for us on January 1, 2020. The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – INVESTMENTS

As of December 31, 2020 and 2019, the carrying value of our investments in privately held companies totaled $0 and $0, respectively. These investments are accounted for as cost method investments, as we owned less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities.

During the year ended December 31, 2017, the Company acquired 23,810 shares of Class A common stock of Hightimes Holding Corp. for $100,002, or $4.20 per share. As a result of a forward share split of 1.9308657-for-1 on January 15, 2018, MassRoots owned 45,974 shares of Class A common stock. The acquired Class A common stock were considered non-marketable securities. The Company incurred an impairment of $65,000 on these shares during the year ended December 31, 2019. The Company sold 45,974 shares of Class A common stock for proceeds of $35,000 during the year ended December 31, 2019.

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

On July 17, 2017, MassRoots converted the note into 430,622 shares of CannaRegs’ common stock. In 2018, CannaRegs re-incorporated as a Delaware C corporation under the name Regs Technology, Inc. (“Regs Technology”), keeping the same capitalization structure and business operations. MassRoots valued its holdings at $0 and $147,876 as of December 31, 2019 and 2018, respectively. The Company recorded an impairment expense of $155,336 on its holdings during 2018 and recorded a $91,931 loss on the sale of investment during the year ended December 31, 2019. The Company sold its shares of Regs Technology for $55,983 during the year ended December 31, 2019. MassRoots owned less than 1% of Regs Technology’s issued and outstanding shares prior to the sale.

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

On February 24, 2020, the Company terminated the Agreement and Plan of Merger by and among the Company, Merger Subsidiary, COWA and Christopher Alameddin.

As of December 31, 2019, MassRoots had advanced $370,500 to COWA for working capital, which is to be repaid on-demand should the Merger not be effectuated. As of December 31, 2019, COWA had repaid $10,000 and the Company wrote off the $360,500 balance of these advances.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2020 and December 31, 2019 is summarized as follows:

	December 31, 2020	December 31, 2019
Computers	$6,366	$6,366
Office equipment	17,621	17,621
Subtotal	23,987	23,987
Less accumulated depreciation	(23,987)	(23,987)
Property and equipment, net	$-	$-

Depreciation expense for the years ended December 31, 2020 and 2019 was $0 and $6,720, respectively.

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

During fiscal year 2018, MassRoots paid MEV $521,839 with respect to the development and maintenance of its platform, of which MassRoots capitalized $260,565 in development costs.

During the year ended December 31, 2020 and 2019, MassRoots incurred amortization of software costs of $0 and $38,549, respectively. During the same period, MassRoots incurred impairment of software costs of $0 and $196,315, respectively.

NOTE 8 – ADVANCES, NON-CONVERTIBLE NOTES PAYABLE AND PPP NOTE PAYABLE

During the year ended December 31, 2020 and 2019, the Company received aggregate proceeds from advances of $3,696 and $0, received forgiveness of advances for $250,000 and $0, and repaid an aggregate of $3,009 and $595,000, respectively. Included in the year ended December 31, 2020 were $3,696 of advances from and $509 of repayments to the Company’s Chief Executive Officer (See Note 18). The remaining advances were primarily for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2017 and 2018. As of December 31, 2020 and 2019, the Company owed $88,187 and $337,500 in principal and $0 and $10,500 in accrued interest, respectively.

During the year ended December 31, 2020 and 2019, the Company received proceeds from the issuance of non-convertible notes of $82,911and $175,000 and repaid an aggregate of $39,641 and $45,400, respectively, of non-convertible notes. The non-convertible notes have maturity dates ranging from March 18, 2019 to June 26, 2022 and accrue interest at rates ranging from 0% to 36% per annum. On April 17, 2020, the outstanding principal balance of $23,500 and accrued interest of $17,281 on non-convertible notes held by one holder was consolidated into a new non-convertible note with a face value of $79,000, resulting in a loss on debt settlement of $38,219. As of December 31, 2020 and 2019, the Company owed $269,520 and $115,750 in principal and $251,612 and $117,924 in accrued interest, respectively.

On May 4, 2020, the Company received proceeds of $50,000 from a PPP note. The note has a maturity date of May 4, 2020 and bears 1% interest per annum. As of December 31, 2020, the Company owed $50,000 in principal and $330 in accrued interest on this note.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2020 and 2019, the Company owed accounts payable and accrued expenses of $4,948,890 and $5,455,063, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

NOTE 10 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, and 2020. As of December 31, 2020 and 2019, the Company owed payroll tax liabilities, including penalties, of $3,864,055 and $3,724,050, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities. The Company expects to settle these liabilities by June 30, 2021.

NOTE 11 – COMMITMENTS AND CONTINGENCES

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

Power Up Lending Group, Ltd. Complaint

On October 11, 2019, Power Up Lending Group, Ltd. (“Power Up”) filed a complaint against the Company and Isaac Dietrich, an officer and director of the Company, in the Supreme Court of the State of New York, County of Nassau. The complaint alleges, among other things, (i) the occurrence of events of default in certain notes (the “Power Up Notes”) issued by the Company to Power Up, (ii) misrepresentations by the Company including, but not limited to, with respect to the Company’s obligation to timely file its required reports with the SEC and (iii) lost profits as a result of the Company’s failure to convert the Power Up Notes in accordance with the terms thereof. In addition, the complaint alleges, among other things, that Mr. Dietrich took affirmative steps to deliberately cause the Company to breach its financial obligations. As a result of the foregoing, Power Up has requested: (i) the greater of $312,000 and the “parity value” as such term is defined in the Power Up Notes together with $2,000 per day until the Company issues shares upon conversion of the Power Up Notes together with applicable interest thereon; (ii) $165,000 as a result of the misrepresentations; (iii) an amount of lost profits to be determined by the court, but in no event less than $312,000; (iv) $312,000 as against Mr. Dietrich; (v) an award for reasonable legal fees and costs of litigation; (vi) a judgment awarding specific performance under the Power Up Notes; and (vii) the costs and disbursement of the action, pre-judgment interest, default interest and such other further relief as the court deems proper. On August 24, 2020, the Supreme Court of the State of New York, County of Nassau adjourned a hearing on Power Up’s motion for default judgment with respect to the complaint filed by Power Up on October 11, 2019, against the Company and Mr. Dietrich until September 14, 2020.

On September 14, 2020, Power-Up filed a motion for leave to enter a default judgment against the Company and Mr. Dietrich, alleging that the defendants failed to appear and did not establish a meritorious defense to the claims made or a reasonable excuse for the delay in interposing their answer. On February 9, 2021, a motion for default judgment was granted and the default judgment in the total amount of $350,551.10 was entered against the Company and Mr. Dietrich jointly and severally.

Sheppard Mullin’s Demand for Arbitration

On December 1, 2020, Sheppard, Mullin, Richter & Hampton LLP (“Sheppard Mullin”), the Company’s former securities counsel, filed a demand for arbitration at JAMS in New York, New York against the Company, alleging the Company’s breach of an engagement agreement dated January 4, 2018, and a failure of the Company to pay $487,390.73 of outstanding legal fees to Sheppard Mullin. Sheppard Mullin seeks to collect the entirety of the amount owed by the Company in accordance with said engagement agreement.

Rother Investments’ Petition

On October 28, 2020, Rother Investments, LLC (“Rother Investments”) filed a complaint in the District Court of 419th Judicial District, Travis County, Texas against the Company, alleging the Company’s default under a certain promissory note (the “Rother Investments Note”) in payment of the outstanding principal amount and interest under the Note, as described in the complaint. Rother Investments seeks to collect the amount of $124,750.00 as of the date of the complaint with late fees continuing to accrue on a daily basis, monetary relief of over $100,000 but not more than $200,000.00 pursuant to Tex. R. Civ. P. 47(c)(3), court’s costs and attorney’s fees, pre-judgment and post-judgment interest, and such other relief as the court deems appropriate.

Trawick’s Complaint

On or about January 25, 2021, Travis Trawick (“Trawick”) filed a complaint against the Company and Isaac Dietrich, an officer and director of the Company, in the Circuit Court for the City of Virginia Beach, Virginia, asserting the Company’s failure to remit payments under the certain promissory note, as subsequently amended and modified, and ancillary documents thereto (collectively, the “Note”), and Mr. Dietrich’s failure to fulfill its obligations, as the guarantor, under the Note. Trawick demands a judgment in his favor in the amount exceeding $130,336.15, the exact amount to be proven at trial including pre and post-judgment interest, reasonable attorneys’ fees, court costs, other taxable costs, and such other relief as the court deems appropriate.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

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

In connection with the December 2018 note, the Company also entered into a security agreement (the “Security Agreement”) on the closing date pursuant to which the Company granted the investor a security interest in the Collateral (as defined in the Security Agreement). On July 16, 2019, the Company received a notice from the noteholder indicating that events of default had occurred and asserting default penalties of $761,330. During the year ended December 31, 2019, the noteholder converted $345,000 of principal into an aggregate of 53,522,295 shares of common stock. During the year ended December 31, 2020, (i) the noteholder converted $37,000 of principal into an aggregate of 31,109,551 shares of common stock; and (ii) $1,049,329 of accrued interest was reclassified to the principal balance of this note. As of December 31, 2020 and 2019, the remaining carrying value of the note was $2,892,330 and $1,880,000, respectively, net of debt discount of $0. As of December 31, 2020 and 2019, accrued interest payable of $1,073,809 and $1,327,110, respectively, was outstanding on the note.

On January 25, 2019, the Company issued a convertible promissory note in the principal amount of $55,000 (including original issuance discount of $5,000) that matured July 25, 2019 and bearing a one-time interest fee of 10%. The investor has the right to convert the Outstanding Balance (as defined in the note) of the note at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.075 per share, subject to adjustment; and (b) the Market Price (as defined in the notes), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the notes). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. As of December 31, 2020 and 2019, the remaining carrying value of the notes was $55,000 and $50,000, net of debt discount of $0 and $5,000, respectively. As of December 31, 2020 and 2019, accrued interest payable of $92,600 and $40,219, respectively, was outstanding on the note. During the quarter ended December 31, 2020, this note was included in convertible notes payable on the consolidated balance sheet whereas it had been previously included in non-convertible notes payable. The accompanying balance sheet for December 31, 2019 has been adjusted to reflect the reclassification of this note.

From January to June 2019, the Company issued convertible promissory notes in the aggregate principal amount of $389,000 (including aggregate original issuance discount of $39,000) that matured at dates ranging from July 15, 2019 to June 6, 2020 and accruing interest at rates ranging from 5% to 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.075 per share, subject to adjustment; and (b) the Market Price (as defined in the notes), or a combination thereof. Upon the occurrence of an event of default, the investors may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the notes). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. In January 2020, one of the promissory notes was amended whereby the conversion price for $9,202 which is a portion of the principal amount of the note was amended to $0.0004 per share.   The amendment was deemed a debt modification and accounted for accordingly. During the year ended December 31, 2019, the noteholders converted $31,180 of principal and $8,000 of accrued interest into an aggregate of 10,000,000 shares of common stock. During the year ended December 31, 2020, one of the holders converted $24,826 of principal into an aggregate of 35,005,850 shares of common stock; and one of the holders converted $168,820 of principal and $362,027 of accrued interest into 26.54237 shares of Series Y preferred shares having a stated value of $530,847, resulting in a reduction of the derivative liability by $719,416 and a gain on settlement of $719,416. As of December 31, 2020 and 2019, the remaining carrying value of the notes was $164,174 and $247,746, net of debt discount of $0 and $110,074, respectively. As of December 31, 2020 and 2019, accrued interest payable of $1,191,998 and $456,900, respectively, was outstanding on the notes.

On November 13, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $108,900, having an aggregate original issuance discount of $9,900, resulting in cash proceeds of $99,000. The notes matured on May 13, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. During the year ended December 31, 2020, two of the holders converted $72,600 of principal and $112,671 of accrued interest into 9.26353 shares of Series Y preferred shares having a stated value of $185,271, resulting in a reduction of the derivative liability by $301,257 and a gain on settlement of $301,257. As of December 31, 2020 and 2019, the remaining carrying value of the notes was $36,300 and $14,871, net of debt discount of $0 and $94,029, respectively. As of December 31, 2020 and 2019, accrued interest payable of $57,231 and $48,789, respectively, was outstanding on the notes.

On December 6, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $110,000, having an aggregate original issuance discount of $10,000, resulting in cash proceeds of $100,000. The notes matured on June 6, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. During the year ended December 31, 2020, the holders converted $110,000 of principal and $123,451 of accrued interest into 11.67255 shares of Series Y preferred shares having a stated value of $233,451, resulting in a reduction of the derivative liability by $379,600 and a gain on settlement of $379,600. As of December 31, 2020 and 2019, the remaining carrying value of the notes was $0 and $15,027, net of debt discount of $0 and $94,973, respectively. As of December 31, 2020 and 2019, accrued interest payable of $0 and $38,904, respectively, was outstanding on the notes.

In December 2019, the Company and the holders of all of the outstanding Series A and Series B Preferred Shares (the “Preferred Shares”) entered into Exchange Agreements whereby 2,800 Series A Preferred Shares and 1,126 Series B Preferred Shares were canceled in exchange for the issuance of an aggregate of $3,500,000 and $1,548,250 of convertible promissory notes, respectively. The notes matured at dates ranging from December 24, 2019 to May 18, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.005 per share, subject to adjustment. In the event of default, the Outstanding Balance shall immediately increase to 130% of the Outstanding Balance and a penalty of $100 per day shall accrue until the default is remedied. For a period of two years from the issuance date, in the event the Company issues or sells any additional common shares or common stock equivalents at a price less than the Conversion Price (as defined in the notes) then in effect (a “Dilutive Issuance”), the Conversion Price of the notes shall be reduced to the Dilutive Issuance Price and the number of shares issuable upon conversion shall be increased on a full ratchet basis. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note.  During the year ended December 31, 2019, the noteholders converted $185,500 of principal and $300 of accrued interest into an aggregate of 30,669,903 shares of common stock and 37,160,000 shares of common stock to be issued. During the year ended December 31, 2020, the noteholders converted $31,137 of principal and $128 of accrued interest into an aggregate of 6,253,056 shares of common stock; and the noteholders converted $4,793,113 of principal and $2,564,325 of accrued interest into 367.8719 shares of Series Y preferred shares having a stated value of $7,357,438, resulting in a reduction of the derivative liability by $89,648,951 and a gain on settlement of $89,648,951. As of December 31, 2020 and 2019, the remaining carrying value of the notes was $38,500 and $4,781,395, net of debt discount of $0 and $81,355, respectively. As of December 31, 2020 and 2019, accrued interest payable of $54,473 and $1,583,795, respectively, was outstanding on the notes.

From January to September 2020, the Company issued convertible promissory notes in the aggregate principal amount of $700,700, having an aggregate original issuance discount of $63,700, resulting in cash proceeds of $637,000. The notes mature from July 2020 to March 2021 and accrue interest at a rate of 12% per annum. During the first 180 days the notes are outstanding, the Company shall have the right to prepay the notes for an amount equal to 120% (during the first 90 days) or 135% (during the subsequent 90 days) of the Outstanding Balance (as defined in the notes) being prepaid. The investors have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. Notwithstanding the foregoing, upon the occurrence of an event of default, the conversion price for the April 2020 notes, having an aggregate original principal amount of $330,000, shall not be less than $0.001. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. During the year ended December 31, 2020, the noteholders converted $700,700 of principal and $462,763 of accrued interest into 58.17315 shares of Series Y preferred shares having a stated value of $1,163,463, resulting in a reduction of the derivative liability by $1,885,194, a reduction in debt discount by $72,637 and a gain on settlement of $1,812,557. As of December 31, 2020, the remaining carrying value of the notes was $0, net of debt discount of $0. As of December 31, 2020, accrued interest payable of $13,844 was outstanding on the notes.

On December 15, 2020, $79,143 of accrued compensation owed to the Company’s Chief Financial Officer was settled by the issuance of a convertible note in the amount of $64,143, having a maturity date of June 15, 2021 and bearing interest of 12% per annum, resulting in a gain on settlement of accounts payable of $15,000. The holder has the right to convert the Outstanding Balance (as defined in the note) of the note at any time into shares of common stock of the Company at a conversion price of $0.0003 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. As a result of the beneficial conversion feature of the note, debt discount of $64,143 was recognized with a corresponding increase in additional paid-in capital. On December 24, 2020, the holder converted $64,143 of principal into 3.20716 shares of Series Y preferred shares having a stated value of $64,143, resulting in a reduction in debt discount by $60,971 and a loss on settlement of $60,971. As of December 31, 2020, the remaining carrying value of the note was $0, net of debt discount of $0. As of December 31, 2020, accrued interest payable of $0 was outstanding on the note (See Note 18).

As of December 31, 2020 and 2019, the remaining carrying value of the convertible notes was $3,186,303 and $6,989,039, net of debt discount of $0 and $380,431, respectively. As of December 31, 2020 and 2019, accrued interest payable of $2,483,955 and $3,495,717, respectively, was outstanding on the notes.

Upon the issuance of certain convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the notes, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

The Company does not have enough authorized and unissued common shares to convert all of the convertible promissory notes into common shares. As a result of this authorized shares shortfall, all of the convertible notes payable, including those where the maturity date has not yet been reached, are in default. Accordingly, (i) interest has been accrued at the default interest rate, if applicable, and (ii) the embedded conversion option has been accounted for, at fair value, as a derivative liability (See Note 13).

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

During the year ended December 31, 2020, upon issuance of the instruments underlying the derivative liabilities and upon revaluation (immediately prior to conversion of the underlying instrument), the Company estimated the fair value of the embedded derivatives using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 119.33% to 128.94%, (3) risk-free interest rate of 0.06% to 1.56%, and (4) expected life of 0.06 to 2.11 years.

On December 31, 2020, the Company estimated the fair value of the embedded derivatives of $25,475,514 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 132.11%, (3) risk-free interest rate of 0.08% to 0.13%, and (4) expected life of 0.04 to 2.08 years.

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

As of December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2020 and 2019:

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$25,475,514	$-	$-	$25,475,514

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$20,236,870	$-	$-	$20,236,870

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended December 31, 2020:

Balance, December 31, 2018	$-
Transfers in due to issuance of convertible notes and warrants with embedded conversion and reset provisions	686,059
Transfers out due to conversions of convertible notes and accrued interest into common shares	(56,142)
Derivative liability due to authorized shares shortfall	18,921,538
Mark to market to December 31, 2019	685,415
Balance, December 31, 2019	$20,236,870
Transfers in due to issuance of convertible notes and warrants with embedded conversion and reset provisions	573,230
Transfers out due to conversions of convertible notes and accrued interest into common shares	(278,545)
Transfers out due to conversions of convertible notes, accrued interest and warrants into Series Y preferred shares	(165,826,982)
Derivative liability due to authorized shares shortfall	170,319,590
Mark to market to December 31, 2020	451,351
Balance, December 31, 2020	$25,4754,514

Loss on change in derivative liabilities for the year ended December 31, 2020	$(451,351)

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

As of December 31, 2020 and 2019, there were 0 shares of Series A Preferred Stock outstanding.

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

As of December 31, 2020 and 2019, there were 0 shares of Series B Preferred Stock outstanding.

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

On October 21, 2019, the Company issued 1,000 Series C Preferred Shares with a value of $10,000 for services rendered.

As of December 31, 2020 and 2019, there were 1,000 shares of Series C Preferred Stock outstanding.

On November 23, 2020, the Company authorized the issuance of 100 shares of Series X Preferred Stock, par value $0.0001 per share. The Series X Preferred Stock has a $20,000 stated value and is convertible into shares of common stock at $0.002 per share, subjected to certain adjustments. In the event the Company issues or sells any securities with an effective price or exercise or conversion price less than the Conversion Price, the Conversion Price shall be reduced to the sale price or exercise or conversion price of the securities issued or sold. The Certificate of Designation for the Series X Preferred Stock was filed on November 23, 2020.

From November 25 to December 23, 2020, the Company issued an aggregate of 16.05 shares of Series X Preferred Stock for aggregate proceeds of $321,000. Upon each issuance of Series X shares, the conversion price was less than the Company’s stock price. Accordingly, during the year ended December 31, 2020, the Company recognized an aggregate beneficial conversion feature of $454,200 upon issuance of the Series X preferred shares. The resulting amortization of the preferred stock discount of $46,448 is recognized as a deemed dividend in the accompanying statement of operations. The preferred stock discount is being amortized over 120 days, which is the maximum amount of time the Company has to conduct a stockholder vote to increase the Company’s authorized shares.

As of December 31, 2020 and 2019, there were 16.05 and 0 shares, respectively, of Series X Preferred Stock outstanding.

On December 30, 2020, the Company authorized the issuance of 1,000 shares of Series Y Preferred Stock, par value $0.001 per share. The Series Y Preferred Stock has a $20,000 stated value and is convertible into shares of common stock at $0.002 per share, subjected to certain adjustments. In the event the Company issues or sells any securities with an effective price or exercise or conversion price less than the Conversion Price, the Conversion Price shall be reduced to the sale price or exercise or conversion price of the securities issued or sold. The Certificate of Designation for the Series Y Preferred Stock was filed on December 30, 2020.

From December 23 to December 30, 2020, the Company issued 654.781794 shares of Series Y Preferred Stock, having a stated value of $13,095,636, in exchange for convertible notes payable of $5,775,767 (net of debt discount of $133,608), accrued interest of $3,625,237, and 14,765,624,721 warrants. The exchanges resulted in a reduction of derivative liabilities related to the convertible notes and accrued interest of $92,934,419, a reduction of derivative liabilities related to the warrants of $72,892,563, and a net gain on settlement of $162,132,350. Included in the foregoing amounts is 3.20716 shares of Series Y Preferred Stock, having a stated value of $64,143, issued to the Company’s Chief Financial Officer, in exchange for convertible notes of $3,172 (net of debt discount of $60,971), resulting in a loss on settlement of $60,971. Upon each issuance of Series Y shares, the conversion price was less than the Company’s stock price. Accordingly, during the year ended December 31, 2020, the Company recognized an aggregate beneficial conversion feature of $21,594,115 upon issuance of the Series Y preferred shares. The resulting amortization of the preferred stock discount of $1,028,091 is recognized as a deemed dividend in the accompanying statement of operations. The preferred stock discount is being amortized over 120 days, which is the maximum amount of time the Company has to conduct a stockholder vote to increase the Company’s authorized shares.

As of December 31, 2020, there were 626.995464 shares of Series Y Preferred Stock outstanding and 27.786334 shares to be issued.

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

During the year ended December 31, 2020, a warrant exercise in 2019, to purchase 120,000 common shares, was rescinded. The rescission was recorded as a decrease in common stock to be issued of $120 and a decrease in additional paid-in capital of $5,880 with a corresponding increase in accounts payable and accrued expenses of $6,000.

During the year ended December 31, 2020, the Company issued an aggregate of 72,368,457 shares of its common stock, having an aggregate fair value of $370,755, upon the conversion of convertible notes with a principal amount of $92,964 and accrued interest of $128, which resulted in the elimination of $278,545 of derivative liabilities and an aggregate net gain on conversion of convertible notes of $882.  Accordingly, common stock was increased by the par value of the common shares issued of $72,369 and additional paid in capital was increased by $298,386.

As of December 31, 2020 and 2019, there were 493,726,405 and 384,266,948 shares, respectively, of common stock issued and outstanding.

NOTE 15 – WARRANTS

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

During the year ended December 31, 2019, the Company recorded $28,933,472 in deemed dividends as a result of the triggering of price protection provisions in certain outstanding warrants. Accordingly, additional paid in capital was increased by $28,933,472 with a corresponding decrease in the accumulated deficit.

From December 23 to December 30, 2020, the Company issued 654.78 shares of Series Y Preferred Stock, having a stated value of $13,095,636, in exchange for convertible notes payable of $5,775,767 (net of debt discount of $133,608), accrued interest of $3,625,237, and 14,764,624,721 warrants. The exchanges resulted in a reduction of derivative liabilities related to the convertible notes and accrued interest of $92,934,419, a reduction of derivative liabilities related to the warrants of $72,892,563, and a net gain on settlement of $162,132,350.

During the year ended December 31, 2020, the Company recorded $95,838,488 in deemed dividends as a result of the triggering of price protection provisions in certain outstanding warrants. Accordingly, additional paid in capital was increased by $95,838,488 with a corresponding decrease in the accumulated deficit.

A summary of the warrant activity for the years ended December 31, 2020 and 2019 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	74,910,002	$0.14	3.89	$-
Granted	3,321,040,292	$0.00064
Exercised	(15,367,659)	$0.06
Canceled/Exchanged	(38,206,270)	$0.12
Outstanding at December 31, 2019	3,342,376,365	$0.00265	2.96	$8,791,956
Granted	13,943,650,911	$0.00040
Exercised	-
Canceled/Exchanged	(14,764,949,721)	$0.00042
Outstanding at December 31, 2020	2,521,077,555	$0.00109	2.04	$14,804,944
Exercisable at December 31, 2020	2,521,077,555	$0.00109	2.04	$14,804,944

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.0001 – 0.25	2,520,512,553	2.04	2,520,512,553
0.26 – 0.50	465,002	0.68	465,002
0.51 – 0.75	-	-	-
0.76 – 1.00	100,000	0.04	100,000
	2,521,077,555	2.04	2,521,077,555

The aggregate intrinsic value of outstanding stock warrants was $14,804,944, based on warrants with an exercise price less than the Company’s stock price of $0.0063 as of December 31, 2020 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 16 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan (the “2016 Plan”) in October 2016, our 2017 Equity Incentive Plan in December 2016 (the “2017 Plan” and together with the 2014 Plan, 2015 Plan, the 2016 Plan, the “Prior Plans”) and our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan,” and together with the Prior Plans, the “Plans”). The Prior Plans are identical, except for number of shares reserved for issuance under each. As of December 31, 2020, the Company had granted an aggregate of 64,310,000 securities under the Plans, with 190,000 shares available for future issuances.

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

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term and expected dividend yield rate over the expected option term. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award.

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

A summary of the Company’s stock option activity during the year ended December 31, 2019, is presented below:

Exercise Price	Number of Options	Vesting Terms
$0.075	250,000	Immediately

There were no options issued during the year ended December 31, 2020.

A summary of the stock option activity for the years ended December 31, 2020 and 2019 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	27,371,765	$0.50	8.42	$-
Granted	250,000	$0.075
Exercised	-
Forfeiture/Cancelled	-
Outstanding at December 31, 2019	27,621,765	$0.49	7.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	-
Outstanding at December 31, 2020	27,621,765	$0.49	6.49	$-
Exercisable at December 31, 2020	27,621,765	$0.49	6.49	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$0.01 – 0.25	13,306,786	7.26	13,306,786
0.26 - 0.50	1,939,631	6.26	1,939,631
0.51 – 0.75	1,820,112	5.68	1,820,112
0.76 - 1.00	9,926,072	5.70	9,926,072
1.01 - 2.00	629,164	5.60	629,164
	27,621,765		27,621,765

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.0063 as of December 31, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that were vested as of the year ended December 31, 2020 and 2019 was $0 and $14,000, respectively. Unrecognized compensation expense of $0 as of December 31, 2020 will be expensed in future periods.

NOTE 17 – INCOME TAXES

The Tax Cuts and Jobs Acts (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%. ASC 740, “Income Taxes,” requires that effects of changes in tax rates to be recognized in the period enacted. Recognizing the late enactment of the Act and complexity of accurately accounting for its impact, the Securities and Exchange Commission in Staff Accounting Bulletin 118 provides guidance that allows registrants to provide a reasonable estimate of the Act in their financial statements and adjust the reported impact in a measurement period not to exceed one year.

At December 31, 2020, the Company has available for income tax purposes of approximately $69,757,321 in federal and $56,394,019 in Colorado state net operating loss carry forward. which begin expiring in the year 2033, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the year ended December 31, 2020, the Company has increased the valuation allowance from $17,520,829 to $18,379,120.

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

The Company’s deferred taxes as of December 31, 2020 and 2019 consist of the following:

	2020	2019
Deferred Tax Assets/(Liability) Detail
Stock Compensation	$52,313	$-
Amortization	156,072	-
Depreciation	1,180	-
Interest	1,213,854	-
Change in Fair Market Value of Derivative Liabilities	279,582	-
NOL DTA	16,676,120	17,520,826
Valuation allowance	(18,379,120)	(17,520,826)
Total gross deferred tax assets	-	-

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

	2020	2019
Expected tax at statutory rates	21.00%	21.00%
Nondeductible Expenses	(11.72)%	(11.00)%
State Income Tax, Net of Federal benefit	1.59%	5.00%
Current Year Change in Valuation Allowance	(5.83)%	(15.00)%
Prior Deferred True-Ups	(5.03)%	-

NOTE 18 – RELATED PARTY TRANSACTIONS

On October 1, 2019, Isaac Dietrich, the Company’s Chief Executive Officer, forfeited warrants received on July 21, 2017.

On October 21, 2019, the Company issued 1,000 shares of Series C Preferred Stock, having an aggregate fair value of $10,000, to Isaac Dietrich in recognition of his service to the Company.

During the year ended December 31, 2020, the Company received aggregate advances of $3,696 and repaid an aggregate of $509 to the Company’s Chief Executive Officer. The advances are non-interest bearing and due on demand. As of December 31, 2020, the Company owed $3,187 in advances to the Company’s Chief Executive Officer (See Note 8).

On December 15, 2020, the Company entered into a settlement agreement (the “Settlement Agreement”) with JDE Development, LLC (“JDE”), a Florida limited liability company wholly-owned and managed by Jesus Quintero, the Company’s former Chief Financial Officer, in connection with the outstanding sum of $89,143 due to JDE for the services of Jesus Quintero as the Chief Financial Officer of the Company pursuant to that certain CFO Services Agreement entered into as of April 1, 2018, by and between the Company and Jesus Quintero. Pursuant to the Settlement Agreement, the Company agreed to pay JDE $25,000 (the “Cash Settlement”) and to enter into a convertible note with JDE in the principal amount of $64,143 (the “Note”). In addition, both parties agreed, on behalf of themselves, their past and present shareholders, members, directors, employees, managers, parents, affiliates, subsidiaries, principals, officers, related entities, assigns and successors, to irrevocably and fully release each other, and their respective past and present shareholders, members, directors, employees, managers, parents, affiliates, subsidiaries, principals, officers, related entities, assigns and successors, from any and all claims and causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, claims and demands whatsoever at law or in equity, upon or by reason of any matter, cause or thing of any nature whatsoever, including but not limited to claims related to sums payable by the Company to JDE. In accordance with the Settlement Agreement, (i) on December 23, 2020, the Company paid JDE the Cash Settlement, and (ii) on December 15, 2020, the Company entered into the Note with JDE for a principal amount of $64,143. The Note had a maturity date of June 15, 2021 and accrued interest at a rate of 12% per annum. The holder has the right to convert the Outstanding Balance of the Note at any time into shares of common stock of the Company at a conversion price of $0.0003 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The shares of Series Y Preferred Stock are not convertible to the extent that (i) the Company’s Certificate of Incorporation has not been amended to increase the number of authorized shares of Common Stock of the Company, or (ii) the holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the shares of Common Stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.99% by the holder by written notice from such holder to the Company, which notice shall be effective 61 calendar days after the date of such notice). As a result of the beneficial conversion feature of the Note, debt discount of $64,143 was recognized with a corresponding increase in additional paid-in capital. On December 24, 2020, the holder converted $64,143 of principal into 3.20716 shares of Series Y preferred shares having a stated value of $64,143, resulting in a reduction in debt discount by $60,971 and a loss on settlement of $60,971. As of December 31, 2020, the remaining carrying value of the Note was $0, net of debt discount of $0. As of December 31, 2020, accrued interest payable of $0 was outstanding on the Note (See Note 12).

NOTE 19 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On January 21, 2021, MassRoots issued 4,448,251 shares of common stock for the settlement of $13,345 in convertible debt and accrued interest.

From February 16 to March 16, 2021, MassRoots received proceeds of $200,000 for the sale of 10 shares of Series X Preferred Stock.

From January 7 to March 25, 2021, MassRoots exchanged $35,000 in convertible debt, $60,444 in accrued interest, and warrants to purchase 131,249,975 shares of common stock at $0.0004/share into 4.82388 shares of Series Y Preferred Stock.

On March 17, 2021, MassRoots issued 27.78633 shares of Series Y Preferred Stock that were recorded as to be issued as of December 31, 2020.