Form 10-K/A
period 2020-12-31
MassRoots, Inc.
filed 2021-05-12
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Number of shares of common stock outstanding as of April 29, 2021 was 498,174,656.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of MassRoots, Inc. (the “Company,” “MassRoots,” “we,” “us,” or “our”) for the year ended December 31, 2020, filed with the Securities and Exchange Commission on April 16, 2021 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. At that time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2021 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company has not filed the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

Further, because the Company is a “smaller reporting company,” as defined in Item 10 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company has elected to provide in this Amendment certain scaled disclosures permitted under the Exchange Act for smaller reporting companies. Except as set forth in this Amendment, no other changes are made to the Original 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original 10-K, nor does it modify or otherwise update in any way the disclosures contained in the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and with the Company’s filings with the SEC subsequent to the filing of the Original 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

MASSROOTS, INC.
FORM 10-K/A ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2020
TABLE OF CONTENTS

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Governance of Our Company

We seek to maintain high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our Stockholders well and maintaining our integrity in the marketplace. Our corporate governance guidelines and Code of Conduct and Ethics (that applies to its principal executive officer, principal financial officer, principal accounting officer, or controller or persons performing similar functions), together with our Certificate of Incorporation, Bylaws, and the charters for each of our Board committees, form the basis for our corporate governance framework. We also are subject to certain provisions of the Sarbanes-Oxley Act and the rules and regulations of the SEC. The full text of the Code of Conduct and Ethics is available on our website at https://massrootsinvestors.com/corporate-governance/governance-documents and is also filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on April 1, 2015.

There are currently no members of the Board serving on our Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee, and our Board will act in place of such committees until such time that members are appointed to such committees.

Our Board of Directors

Our Board currently consists of one member. The number of directors on our Board can be evaluated and amended by action of our Board.

Our Board has decided that it would judge the independence of its directors by the heightened standards established by the Nasdaq Stock Market, despite the Company not being subject to these standards at this time. Our Board considers a director to be independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC. Based on the foregoing, the Board has determined that none of our directors currently meet the independence standards established by the Nasdaq Stock Market and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

Stockholder Communications. Although we do not have a formal policy regarding communications with the Board, Stockholders may communicate with the Board by writing to us at 1560 Broadway, Suite 17-105, Denver, Colorado 80202, Attention: Chairman. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate. Please note that the foregoing communication procedure does not apply to (i) Stockholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.

Board and Committee Meetings

During the fiscal year ended December 31, 2020, our Board held no meetings and operated solely by unanimous written consent. For the fiscal year ended December 31, 2020, our Board was composed of a sole member who attended every meeting of our Board. Our Audit Committee, Compensation Committee, Nominating and Corporate Governance committee did not have any members and did not meet during the fiscal year ended December 31, 2020. The Company did not have an annual meeting of Stockholders during the prior year.

Board Committees

On December 9, 2015, our Board designated the following three committees of the Board: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The Company’s designated committees currently do not have any members and the Board acts in place of such committees.

Audit Committee. The Audit Committee is responsible for, among other things, overseeing the financial reporting and audit process and evaluating our internal controls over financial reporting. The Audit Committee currently does not have any members nor does it have an audit committee financial expert and the Board acts in place of such committee. Our Board has determined that given its relatively small size, the function of the Audit Committee could be performed by our Board as a whole without unduly burdening the duties and responsibilities of our Board member. A copy of the Audit Committee Charter is available on our website at https://massrootsinvestors.com/corporate-governance/governance-documents.

Compensation Committee. The Compensation Committee is responsible for, among other things, establishing and overseeing the Company’s executive and equity compensation programs, establishing performance goals and objectives, and evaluating performance against such goals and objectives. The Compensation Committee currently does not have any members and the Board acts in place of such committee. Our Board has determined that given its relatively small size, the function of the Compensation Committee could be performed by our Board as a whole without unduly burdening the duties and responsibilities of our Board member. A copy of the Compensation Committee Charter is available on our website at https://massrootsinvestors.com/corporate-governance/governance-documents.

When active, the Compensation Committee may form and delegate a subcommittee consisting of one or more members to perform the functions of the Compensation Committee. The Compensation Committee may engage outside advisers, including outside auditors, attorneys and consultants, as it deems necessary to discharge its responsibilities. The Compensation Committee has sole authority to retain and terminate any compensation expert or consultant to be used to provide advice on compensation levels or assist in the evaluation of director, president/Chief Executive Officer or senior executive compensation, including sole authority to approve the fees of any expert or consultant and other retention terms. In addition, the Compensation Committee considers, but is not bound by, the recommendations of our Chief Executive Officer with respect to the compensation packages of our other executive officers.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, identifying and recommending candidates to fill vacancies occurring between annual Stockholder meetings and reviewing the Company’s policies and programs relating to matters of corporate citizenship, including public issues of significance to the Company and its Stockholders. The Nominating and Corporate Governance Committee currently does not have any members and the sole member of the Board acts in place of such committee. Our Board has determined that given its relatively small size, the function of the Nominating and Corporate Governance Committee could be performed by our Board as a whole without unduly burdening the duties and responsibilities of our Board member. A copy of the Nominating and Corporate Governance Committee Charter is available on our website at https://massrootsinvestors.com/corporate-governance/governance-documents.

Risk Oversight

The Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel and others, as appropriate, regarding the Company’s assessment of risks. The Board focuses on the most significant risks facing the Company and our general risk management strategy, and also ensures that the risks we undertake are consistent with the Board’s risk parameters. While the Board oversees the risk management process, our management is responsible for day-to-day risk management and, if management identifies new or additional significant risks, it brings such risks to the attention of the Board.

Board Leadership Structure

Isaac Dietrich is the Chief Executive Officer of the Company and the Chairman and sole member of the Board. The Chairman of the Board presides at all meetings of the Board, unless such position is vacant, in which case, the Chief Executive Officer of the Company would preside.

The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. Given the Company’s small size and management team, the Company believes that it is appropriate to not separate the offices of the Chairman of the Board and Chief Executive Officer. The Board will review this determination from time to time.

Policy on Hedging the Economic Risks of Equity Ownership.

The Company has no policy regarding hedging the economic risks of equity ownership for the executive team or directors of the Company and the Company does not engage in this practice.

Changes to security holder director nomination procedures

The Company has not adopted procedures for considering director candidates submitted by stockholders under Item 407(c)(2)(iv), Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our outstanding shares of Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership in our Common Stock and other equity securities. Such persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4, and 5 furnished to the Company, the Company believes that, that during the fiscal year ended December 31, 2020, all filing requirements applicable to the Reporting Persons were timely met except:

● Jesus Quintero failed to report one transaction on time on a Form 4.

EXECUTIVE OFFICERS

The following are biographical summaries of our directors and executive officers and their ages:

Name	Age	Position
Isaac Dietrich	29	Chief Executive Officer, Chairman of the Board of Directors, Interim Chief Financial Officer

Isaac Dietrich, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors – Isaac Dietrich is the founder of the Company and has been a director of the Company since our inception. He has also served as Chief Executive Officer and Chairman of the Board of the Company, both since December 2017, and Chief Financial Officer since March 2021. In addition, he previously held the following positions with the Company: Chief Executive Officer (April 2013 – October 2017); Chairman of the Board of the Company (April 2013 – October 2017); and Chief Financial Officer (April 2013 – May 2014 and August 2017 – October 2017). In his various positions, Mr. Dietrich has been responsible for executing MassRoots’ strategic business development. Mr. Dietrich was also previously the co-founder of RoboCent.com from June 2012 where he helped scale the business until his buyout in December 2016. He has served as Chairman of 2Meet, Inc. from May 2017 to September 2020. He also founded Tidewater Campaign Solutions, LLC, a Virginia Beach-based political strategy firm that was retained by 30 political local and congressional campaigns and political action committees from January 2010 to December 2012. From February 2010 to December 2010, Mr. Dietrich served as Field Director for former Congressman E. Scott Rigell’s campaign. Mr. Dietrich is qualified to serve as a member of the Company’s Board because of his business management experience and his years of service to the Company in various executive capacities, together with his knowledge of the Company and relevant experience in the cannabis industry.

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

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officer

Our named executive officer for the year ended December 31, 2020 was Isaac Dietrich, our Chief Executive Officer.

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to our named executive officer for the year ended December 31, 2019 and December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($) (1)		Option awards ($) (1)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (3)		Total ($)
Isaac Dietrich,	2020	145,000	38,330	—		—	—	—	—		183,330
Chief Executive Officer	2019	145,000	—	10,000	(2)	—	—	—	252,000	(3)	407,000

(1)	These amounts are the aggregate fair value of the equity compensation incurred by the Company for payments to executives during the fiscal year. The aggregate fair value is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The fair market value was calculated using the Black-Scholes options pricing model.

(2)	On October 21, 2019, Mr. Dietrich was issued 1,000 shares of Series C Preferred Stock with a stated value of $10,000.

(3)	During fiscal year 2019, Mr. Dietrich received a housing and relocation allowance of $252,000 (of which $95,500 was attributable to state and federal tax liability).

Outstanding Equity Awards at December 31, 2020

There were no outstanding equity awards held by our named executive officer as of December 31, 2020.

Narrative Disclosure to the Summary Compensation Table

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

Upon termination except by death (the “Termination Date”), the Company shall pay Mr. Dietrich (i) any accrued but unpaid compensation, (ii) a pro-rata portion of his annual bonus calculated as of the Termination Date and (iii) reimbursement of expenses incurred on or prior to the Termination Date. In addition, Mr. Dietrich may elect to receive Consolidated Omnibus Budget Reconciliation Act of 1985 benefits for up to twelve months from the Termination Date. Upon termination of Mr. Dietrich’s employment for death, the Company shall pay Mr. Dietrich (i) any accrued but unpaid compensation and (ii) reimbursement of expenses incurred on or prior to such date. Mr. Dietrich is also entitled to participate in any and all benefit plans such as health, dental and life insurance, from time to time, in effect for senior executives, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. In the fiscal years ended December 31, 2020 and December 31, 2019, Mr. Dietrich received $38,330 and $0 in bonuses, respectively. Mr. Dietrich did not receive any compensation related to his position as a director.

Except for the modification of the vesting criteria in connection with the issuance of the Series C Preferred Stock to Isaac Dietrich, and the housing and relocation allowance of $252,000 paid to Isaac Dietrich, at no time during the periods listed in the above tables, with respect to any named executive officers, was there:

●	any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

●	any non-equity incentive plan award made to a named executive officer;

●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

●	any payment for any item to be included under the “All Other Compensation” column in the Summary Compensation Table.

Director Compensation

Our sole director did not receive any additional compensation for his service as a director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Our Stockholders approved our 2014 Equity Incentive Plan (“2014 Plan”) in June 2014, our 2015 Equity Incentive Plan (the “2015 Plan”) in December 2015, our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016, our 2017 Equity Incentive Plan (“2017 Plan”) in December 2016 and our 2018 Equity Incentive Plan (“2018 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan and 2017 Plan, the “Prior Plans”) in June 2018.

The Prior Plans provide for the grant of incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our Prior Plans also provide that the grant of performance stock awards may be paid out in cash as determined by the Committee (as defined herein).

Plan Details

The following table and information below sets forth information as of December 31, 2020 with respect to our Plans:

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

Summary of the Prior Plans

Authorized Shares

No shares of our Common Stock are reserved for issuance pursuant to the 2014 Plan, 2015 Plan, the 2016 Plan and the 2017 Plan. There are currently 190,000 shares of our Common Stock available for issuance pursuant to the 2018 Plan. Shares of Common Stock issued under our Prior Plans may be authorized but unissued or reacquired shares of our Common Stock. Shares of Common Stock subject to stock awards granted under our Prior Plans that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares of Common Stock, will not reduce the number of shares of Common Stock available for issuance under our Prior Plans. Additionally, shares of Common Stock issued pursuant to stock awards under our Prior Plans that we repurchase or that are forfeited, as well as shares of Common Stock reacquired by us as consideration for the exercise or purchase price of a stock award, will become available for future grant under our Prior Plans.

Administration

Our Board, or a duly authorized committee thereof (collectively, the “Committee”), has the authority to administer our Prior Plans. Our Board may also delegate to one or more of our officers the authority to designate employees other than Directors and officers to receive specified stock, which, in respect to those awards, said officer or officers shall then have all authority that the Committee would have.

Subject to the terms of our Prior Plans, the Committee has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares of Common Stock subject to each stock award, the fair market value of a share of our Common Stock, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under the Prior Plans. The Committee has the power to modify outstanding awards under the Prior Plans, subject to the terms of the Prior Plans and applicable law. Subject to the terms of our Prior Plans, the Committee has the authority to reprice any outstanding option or stock appreciation right, cancel and re-grant any outstanding option or stock appreciation right in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options

Stock options may be granted under the Prior Plans. The exercise price of options granted under our Prior Plans must at least be equal to the fair market value of our Common Stock on the date of grant. The term of an ISO may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed 5 years and the exercise price must equal at least 110% of the fair market value on the grant date. The Committee will determine the methods of payment of the exercise price of an option, which may include cash, shares of Common Stock or other property acceptable to the Committee, as well as other types of consideration permitted by applicable law. No single participant may receive more than 25% of the total options awarded in any single year. Subject to the provisions of our Prior Plans, the Committee determines the other terms of options.

Performance Shares

Performance shares may be granted under our Prior Plans. Performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The Committee will establish organizational or individual performance goals or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance shares to be paid out to participants. After the grant of a performance share, the Committee, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance shares. The Committee, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares of Common Stock or in some combination thereof, per the terms of the agreement approved by the Committee and delivered to the participant. Such agreement will state all terms and condition of the agreement.

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

Merger, Consolidation or Asset Sale

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

Change in Capitalization

If the Company shall effect a subdivision or consolidation of shares of Common Stock or other capital readjustment, the payment of a stock dividend, or other increase or reduction of the number of shares of Common Stock outstanding, without receiving consideration therefore in money, services or property, then awards amounts, type, limitations, and other relevant consideration shall be appropriately and proportionately adjusted. The Committee shall make such adjustments, and its determinations shall be final, binding and conclusive.

Prior Plan Amendment or Termination

Our Board has the authority to amend, suspend, or terminate our Prior Plans, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Each of the Prior Plans will terminate ten years after the earlier of (i) the date that each such Prior Plan is adopted by the Board, or (ii) the date that each such Prior Plan is approved by the Stockholders, except that awards that are granted under the applicable Prior Plan prior to its termination will continue to be administered under the terms of the that Prior Plan until the awards terminate, expire or are exercised.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock and Series C Preferred Stock by (i) each person who, to our knowledge, owns more than 5% of our Common Stock or Series C Preferred Stock, (ii) our current director and the named executive officer identified under the heading “Executive Compensation” and (iii) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days after April 29, 2021 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 498,174,656 shares of our Common Stock and 1,000 shares of Series C Preferred Stock issued and outstanding on April 29, 2021. In computing the number of shares of Common Stock and Series C Preferred Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock or Series C Preferred Stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after April 29, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. The principal address of the Stockholder below is in care of MassRoots, Inc., 1560 Broadway, Suite 17-105, Denver, Colorado 80202.

	Number of Shares Beneficially Owned		Percentage Beneficially Owned	Number of Shares of Series C Preferred Stock Beneficially Owned		Percentage Beneficially Owned	% of Total Voting Power

Directors and Named Executive Officers
Isaac Dietrich	18,738,831	(1)	3.76%	1,000	(2)	100%	31.26%
All directors and named executive officers as a group (1 person)	18,738,831		3.76%	1,000		100%	31.26%
Other 5% Stockholder
None

(1)	Consists of (i) 17,738,831 shares of Common Stock and (ii) 1,000,000 shares of Common Stock underlying the shares of Series C Preferred Stock.

(2)	As the sole holder of the Series C Preferred Stock, Isaac Dietrich is entitled to such number of votes equal to 40% of the issued and outstanding Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the below, from January 1, 2020 through December 31, 2020, we have not been a party to any transaction or proposed transaction in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation which are described elsewhere in this Annual Report.

During the year ended December 31, 2020, the Company received aggregate advances of $3,696 and repaid an aggregate of $509 to the Company’s Chief Executive Officer. The advances are non-interest bearing and due on demand. As of December 31, 2020, the Company owed $3,187 in advances to the Company’s Chief Executive Officer.

Agreements with Jesus Quintero and Affiliates of Jesus Quintero

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

On December 24, 2020, the holder converted $64,143 of principal into 3.20716 shares of Series Y preferred shares having a stated value of $64,143, resulting in a reduction in debt discount by $60,971 and a loss on settlement of $60,971. As of December 31, 2020, the remaining carrying value of the Note was $0, net of debt discount of $0. As of December 31, 2020, accrued interest payable of $0 was outstanding on the Note.

Director Independence

Our Board has decided that it would judge the independence of its directors by the heightened standards established by the Nasdaq Stock Market, despite the Company not being subject to these standards at this time. Our Board considers a director to be independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC. Based on the foregoing, the Board has determined that none of our directors currently meet the independence standards established by the Nasdaq Stock Market and the applicable independence rules and regulations of the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below are approximate fees for services rendered by RBSM, our independent registered public accounting firm, for the fiscal years ended December 31, 2020 and December 31, 2019.

	RBSM
	2020	2019
Audit Fees	$111,000	$110,000
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Totals	$111,000	$110,000

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by RBSM for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s annual report on Form 10-K and in the Company’s quarterly reports on Form 10-Q, or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2020 and 2019 were $111,000 and $110,000, respectively.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by RBSM that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under “Audit Fees” for the fiscal years ending December 31, 2020 and 2019 were $0 and $0, respectively.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2020 and 2019 was $0 and $0, respectively, for RBSM.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2020 and 2019 were $0 and $0, respectively, for RBSM.

The Company’s Board, acting in place of its Audit Committee, approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to the Company by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for the Company if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No.	Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 2021.

MASSROOTS, INC.

By:	/s/ Isaac Dietrich
Isaac Dietrich Chief Executive Officer (Principal Executive Officer)

By:	/s/ Isaac Dietrich
Isaac Dietrich Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Isaac Dietrich	Sole Director,	May 12, 2021
Isaac Dietrich	Chairman of the Board of Directors