Form 10-Q
period 2021-03-31
MassRoots, Inc.
filed 2021-06-25
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of June 18, 2021, there were 499,871,337 shares of the registrant’s common stock issued and outstanding.

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

-ii-

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MASSROOTS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$204	$1,485
Prepaid expenses	47,132	97,132
Total current assets	47,336	98,617

Total assets	$47,336	$98,617

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$5,408,678	$4,948,890
Accrued payroll and related expenses	3,923,417	3,864,055
Advances	87,800	88,187
Non-convertible notes payable, current portion	184,167	159,520
Derivative liabilities	50,558,285	25,475,514
Convertible notes payable	3,134,458	3,186,303
Total current liabilities	63,296,805	37,722,469

Non-convertible notes payable	60,000	60,000
PPP note payable	50,000	50,000
Total liabilities	63,406,805	37,832,469

Commitments and contingencies (See Note 8)

Stockholders' deficit:
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series X, $0.0001 par value, $20,000 stated value, 100 shares authorized; 26.05 and 16.05 shares issued and outstanding, respectively	-	-
Preferred stock - Series Y, $0.001 par value, $20,000 stated value, 1,000 shares authorized; 659.605674 and 654.781794 shares issued; 659.605674 and 626.995464 shares outstanding, and 0 and 27.78633 to be issued, respectively	1	1
Preferred stock - Series C, $0.001 par value, 1,000 shares authorized; 1,000 shares issued and outstanding	1	1
Preferred stock - Series A, $0.001 par value, 6,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock - Series B, $0.001 par value, 2,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001par value, 500,000,000 shares authorized; 498,174,656 and 493,726,405 shares issued and outstanding, respectively	498,175	493,727
Common stock to be issued, 907,379,814 shares	907,380	907,380
Additional paid in capital	286,859,096	283,024,527
Discount on preferred stock	(3,244,472)	(20,973,776)
Accumulated deficit	(348,379,650)	(301,185,712)
Total stockholders' deficit	(63,359,469)	(37,733,852)

Total liabilities and stockholders' deficit	$47,336	$98,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSROOTS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues	$1,527	$-

Operating Expenses:
Cost of revenues	297	-
Advertising	18,553	-
Payroll and related expense	79,533	82,736
Other general and administrative expenses	204,892	128,592
Total Operating Expenses	303,275	211,328

Loss From Operations	(301,748)	(211,328)

Other Income (Expense):
Interest expense	(570,148)	(941,649)
Change in derivative liability for authorized shares shortfall	(29,453,448)	(31,129,095)
Change in fair value of derivative liabilities	353,393	327,062
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable	3,917,734	-
Gain (loss) on conversion of convertible notes	(880)	2,114
Total Other Income (Expense)	(25,753,349)	(31,741,568)

Net Loss Before Income Taxes	(26,055,097)	(31,952,896)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(26,055,097)	(31,952,896)

Deemed dividend resulting from amortization of preferred stock discount	(21,138,841)	-
Deemed dividend from warrant price protection	-	(95,002,933)

Net Loss Available to Common Stockholders	$(47,193,938)	$(126,955,829)

Net loss per common share - basic and diluted	$(0.03)	$(0.09)

Weighted average common shares outstanding - basic and diluted	1,404,565,970	1,368,486,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSROOTS, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2021

(Unaudited)

	Preferred Stock
	Series X		Series Y		Series C		Common Stock		Common Stock to be Issued		Additional Paid	Discount on Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Total

Balance at December 31, 2020	16.05	$-	654.781794	$1	1,000	$1	493,726,405	$493,727	907,379,814	$907,380	$283,024,527	$(20,973,776)	$(301,185,712)	$(37,733,852)

Common shares issued upon conversion of convertible notes	-	-	-	-	-	-	4,448,251	4,448	-	-	128,554	-	-	133,002

Sale of Series X preferred shares	10.00	-	-	-	-	-	-	-	-	-	200,000	-	-	200,000

BCF recognized upon issuance of Series X preferred shares	-	-	-	-	-	-	-	-	-	-	2,852,500	(2,852,500)	-	-

Series Y preferred shares issued in exchange for convertible notes, accrued interest and warrants	-	-	4.823880	-	-	-	-	-	-	-	96,478	-	-	96,478

BCF recognized upon issuance of Series Y preferred shares	-	-	-	-	-	-	-	-	-	-	557,037	(557,037)	-	-

Deemed dividend resulting from amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	-	21,138,841	(21,138,841)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(26,055,097)	(26,055,097)

Balance at March 31, 2021	26.05	$-	659.605674	1	1,000	$1	498,174,656	$498,175	907,379,814	$907,380	$286,859,096	$(3,244,472)	$(348,379,650)	$(63,359,469)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the Three Months Ended March 31, 2020

(Unaudited)

	Preferred Stock
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

MASSROOTS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,055,097)	$(31,952,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(353,393)	(327,062)
Change in derivative liability for authorized shares shortfall	29,453,448	31,129,095
Interest and amortization of debt discount	570,148	941,649
(Gain) loss on conversion of convertible notes payable	880	(2,114)
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable	(3,917,734)	-
Changes in operating assets and liabilities:
Prepaid expenses	50,000	1,975
Accounts payable and accrued expenses	(33,155)	50,987
Accrued payroll and related expenses	59,362	49,014
Net cash used in operating activities	(225,541)	(109,352)

Cash flows from financing activities:
Bank overdrafts	-	(1,168)
Proceeds from sale of Series X preferred shares	200,000	-
Proceeds from issuance of convertible notes payable	-	132,000
Proceeds from issuance of non-convertible notes payable	24,647	-
Repayment of non-convertible notes payable	-	(21,750)
Proceeds from advances	2,998	-
Repayments of advances	(3,385)	-
Net cash provided by financing activities	224,260	109,082

Net decrease in cash	(1,281)	(270)

Cash, beginning of period	1,485	1,120

Cash, end of period	$204	$850

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Amortization of discount on preferred stock	$21,138,841	$-
Common stock issued upon conversion of convertible notes and accrued interest	$133,002	$320,130
Series Y preferred shares issued as settlement for convertible notes payable, accrued interest and warrants	$96,478	$-
Issuance of common shares previously to be issued	$-	$37,160
Common shares contributed back to the Company and promptly retired	$-	$69
Deemed dividend related to warrant price protection	$-	$95,002,933
Derivative liability recognized as debt discount on newly issued convertible notes	$-	$103,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Overview

MassRoots, Inc. (“MassRoots” or the “Company”) is a technology company focused on developing cloud-based solutions to deliver informative content and improve operating efficiencies. The Company was incorporated in the State of Delaware on April 26, 2013.

Our unaudited condensed consolidated financial statements include the accounts of DDDigtal, Inc., Odava, Inc., MassRoots Supply Chain, Inc., and MassRoots Blockchain Technologies, Inc., our wholly-owned subsidiaries.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three months ended March 31, 2021 and 2020, its cash flows for the three months ended March 31, 2021 and 2020, and its financial position as of March 31, 2020 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on April 16, 2021 (the “Annual Report”). The December 31, 2020 balance sheet is derived from those statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2021, the Company had cash of $204 and a working capital deficit (current liabilities in excess of current assets) of $63,249,469. During the three months ended March 31, 2021, the net loss available to common stockholders was $47,193,938 and net cash used in operating activities was $225,541. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

During the three months ended March 31, 2021, the Company received proceeds of $200,000 and $24,647 from the issuance of preferred stock and non-convertible notes, respectively. The Company does not have sufficient cash to fund operations for the next fiscal year.

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

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for one year from the date the unaudited condensed consolidated financial statements are issued. The carrying amounts of assets and liabilities presented in the unaudited condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of MassRoots, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2021 and December 31, 2020, the uninsured balances amounted to $0.

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

Revenue Recognition

Revenues are accounted for under ASC Topic 606, “Revenue From Contracts With Customers” (“ASC 606”). ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASC also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments.

In accordance with ASC 606, the Company recognizes revenue in accordance with that core principle by applying the following:

(i)	Identify the contract(s) with a customer;

(ii)	Identify the performance obligation in the contract;

(iii)	Determine the transaction price;

(iv)	Allocate the transaction price to the performance obligations in the contract; and

(v)	Recognize revenue when (or as) the Company satisfies a performance obligation.

The Company primarily generates revenue by charging businesses to advertise on the Company’s website and social media channels. In cases where clients enter advertising contracts for an extended period of time, the Company recognizes revenue pro rata over the contract term and any unearned revenue is deferred to future periods.

Based on the nature of the Company’s revenue streams, revenues generally do not require significant estimates or judgments. The sales prices are generally fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $18,553 and $0 for the three months ended March 31, 2021 and 2020, respectively.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of March 31, 2021 and December 31, 2020 using the applicable classification criteria enumerated under ASC 815, “Derivatives and Hedging.” The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands. As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period. The Company also records derivative liabilities for instruments, including convertible notes, preferred stock, and warrants, in which the Company does not have sufficient authorized shares to cover the conversion of these instruments into shares of common stock.

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

Net Loss Per Common Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. The computation of diluted earnings (loss) per share excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31,	March 31,
	2021	2020
Common shares issuable upon conversion of convertible notes	480,455,058	21,729,616,410
Options to purchase common shares	27,621,765	27,621,765
Warrants to purchase common shares	2,389,387,578	17,161,927,276
Common shares issuable upon conversion of preferred stock	6,857,556,740	-
Total potentially dilutive shares	9,755,021,141	38,919,165,451

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for: (1) convertible debt with a cash conversion feature; and (2) convertible instruments with a beneficial conversion feature. As a result, the Company will not separately present in equity an embedded conversion feature in such debt. Instead, we will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. We expect the elimination of these models will reduce reported interest expense and increase reported net income for the Company’s convertible instruments falling under the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its unaudited condensed consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds disclosure requirements, including changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 became effective for us on January 1, 2020. The adoption of this update did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2021 and December 31, 2020 is summarized as follows:

	March 31, 2021	December 31, 2020
Computers	$6,366	$6,366
Office equipment	17,621	17,621
Subtotal	23,987	23,987
Less accumulated depreciation	(23,987)	(23,987)
Property and equipment, net	$-	$-

Depreciation expense for the three months ended March 31, 2021 and 2020 was $0.

NOTE 5 – ADVANCES, NON-CONVERTIBLE NOTES PAYABLE AND PPP NOTE PAYABLE

During the three months ended March 31, 2021 and 2020, the Company received aggregate proceeds from non-interest bearing advances of $2,998 and $0 and repaid an aggregate of $3,385 and $0, respectively, of advances. Included in the three months ended March 31, 2021 were $198 of advances from and $3,385 of repayments to the Company’s Chief Executive Officer (See Note 14). The remaining advances are primarily for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2017 and 2018. As of March 31, 2021 and December 31, 2020, the Company owed $87,800 and $88,187 in principal, respectively, and $0 in accrued interest on advances.

During the three months ended March 31, 2021 and 2020, the Company received proceeds from the issuance of non-convertible notes of $24,647 and $0 and repaid an aggregate of $0 and $21,750, respectively, of non-convertible notes. The non-convertible notes have maturity dates ranging from March 18, 2019 to June 26, 2022 and accrue interest at rates ranging from 0% to 35% (default interest rate) per annum. As of March 31, 2021 and December 31, 2020, the Company owed $244,167 and $219,520 in principal (of which $60,000 and $60,000 is long-term) and $326,488 and $251,612 in accrued interest, respectively, on non-convertible notes (See Note 15).

On May 4, 2020, the Company received proceeds of $50,000 from a PPP note. The note has a maturity date of May 4, 2022 and bears 1% interest per annum. As of March 31, 2021 and December 31, 2020, the Company owed $50,000 in principal and $453 and $330, respectively, in accrued interest on this note.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2021 and December 31, 2020, the Company owed accounts payable and accrued expenses of $5,408,678 and $4,948,890, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

NOTE 7 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, and 2020. As of March 31, 2021 and December 31, 2020, the Company owed payroll tax liabilities, including penalties, of $3,923,417 and $3,864,055, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities. The Company expects to settle these liabilities during 2021.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Power Up Lending Group, Ltd. Complaint

As disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2021, on October 11, 2019, Power Up Lending Group, Ltd. (“Power Up”) filed a complaint against the Company and Isaac Dietrich, an officer and director of the Company, in the Supreme Court of the State of New York, County of Nassau. The complaint alleged, among other things, (i) the occurrence of events of default in certain notes (the “Power Up Notes”) issued by the Company to Power Up, (ii) misrepresentations by the Company including, but not limited to, with respect to the Company’s obligation to timely file its required reports with the SEC and (iii) lost profits as a result of the Company’s failure to convert the Power Up Notes in accordance with the terms thereof.

On April 30, 2021, the Company entered into a settlement agreement (the “Settlement”) with PowerUp by accepting an offer communicated to the Company via electronic mail. In accordance with the terms of the Settlement, PowerUp, the judgment creditor of a judgment against the Company and Isaac Dietrich, the Company’s Chief Executive Officer and director, in the total amount of $350,551.10 entered in the Office of the Clerk of the County of Nassau on February 23, 2021 (the “Judgement”), agreed to a settlement and filing of a satisfaction of judgment in consideration of receipt of the sum of $150,000.00 (the “Settlement Amount”) on April 30, 2021. The Company accepted the aforementioned offer by remitting the Settlement Amount timely and in full. Accordingly, a satisfaction of Judgment was filed by PowerUp with the Office of the Clerk of the County of Nassau on May 3, 2020.

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

Rother Investments’ Petition

On October 28, 2020, Rother Investments, LLC (“Rother Investments”) filed a complaint in the District Court of 419th Judicial District, Travis County, Texas against the Company, alleging the Company’s default under a certain promissory note (the “Rother Investments Note”) in payment of the outstanding principal amount and interest under the Note, as described in the complaint. Rother Investments seeks to collect the amount of $124,750.00 as of the date of the complaint with late fees continuing to accrue on a daily basis, monetary relief of over $100,000 but not more than $200,000.00 pursuant to Tex. R. Civ. P. 47(c)(3), court’s costs and attorney’s fees, pre-judgment and post-judgment interest, and such other relief as the court deems appropriate. On May 19, 2021, Rother Investments, LLC received a default judgment against the Company in the amount of $144,950. On June 17, 2021, MassRoots filed a motion to set aside default and motion for new trial asserting it was improperly served.

Trawick’s Complaint

As previously reported by the Company in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2021, on or about January 25, 2021, Travis Trawick (“Trawick”) filed a complaint (“Trawick’s Lawsuit”) against the Company and Isaac Dietrich, the Company’s Chief Executive Officer and director, in the Circuit Court for the City of Virginia Beach, Virginia (the “Court”), asserting the Company’s failure to remit payments under the certain promissory note, as subsequently amended and modified, and ancillary documents thereto (collectively, the “Note”), and Mr. Dietrich’s failure to fulfill its obligations, as the guarantor, under the Note.

On May 4, 2021, Trawick requested that the Clerk of the Court files for entry an order to dismiss Trawick’s Lawsuit with prejudice.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

In connection with the December 2018 note, the Company also entered into a security agreement (the “Security Agreement”) on the closing date pursuant to which the Company granted the investor a security interest in the Collateral (as defined in the Security Agreement). On July 16, 2019, the Company received a notice from the noteholder indicating that events of default had occurred and asserting default penalties of $761,330. During the year ended December 31, 2019, the noteholder converted $345,000 of principal into an aggregate of 53,522,295 shares of common stock. During the year ended December 31, 2020, (i) the noteholder converted $37,000 of principal into an aggregate of 31,109,551 shares of common stock; and (ii) $1,049,329 of accrued interest was reclassified to the principal balance of this note. On January 20, 2021, the noteholder converted $13,345 of principal into an aggregate of 4,448,251 shares of common stock, having a fair value of $133,002, resulting in a reduction of the derivative liability by $118,778 and a loss on conversion of $880. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $2,878,985 and $2,892,330, respectively. As of March 31, 2021 and December 31, 2020, accrued interest payable of $1,239,145 and $1,073,809, respectively, was outstanding on the note.

On January 25, 2019, the Company issued a convertible promissory note in the principal amount of $55,000 (including original issuance discount of $5,000) that matured July 25, 2019 and bearing a one-time interest fee of 10%. The investor has the right to convert the Outstanding Balance (as defined in the note) of the note at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.075 per share, subject to adjustment; and (b) the Market Price (as defined in the note), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the note). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $55,000. As of March 31, 2021 and December 31, 2020, accrued interest payable of $101,600 and $92,600, respectively, was outstanding on the note.

From January to June 2019, the Company issued convertible promissory notes in the aggregate principal amount of $389,000 (including aggregate original issuance discount of $39,000) that matured at dates ranging from July 15, 2019 to June 6, 2020 and accruing interest at rates ranging from 5% to 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.075 per share, subject to adjustment; and (b) the Market Price (as defined in the notes), or a combination thereof. Upon the occurrence of an event of default, the investors may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the notes). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. In January 2020, one of the promissory notes was amended whereby the conversion price for $9,202 which is a portion of the principal amount of the note was amended to $0.0004 per share. The amendment was deemed a debt modification and accounted for accordingly. During the year ended December 31, 2019, the noteholders converted $31,180 of principal and $8,000 of accrued interest into an aggregate of 10,000,000 shares of common stock. During the year ended December 31, 2020, one of the holders converted $24,826 of principal into an aggregate of 35,005,850 shares of common stock; and one of the holders converted $168,820 of principal and $362,027 of accrued interest into 26.54237 shares of Series Y preferred shares having a stated value of $530,847, resulting in a reduction of the derivative liability by $719,416 and a gain on settlement of $719,416. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the notes was $164,174. As of March 31, 2021 and December 31, 2020, accrued interest payable of $1,406,114 and $1,191,998, respectively, was outstanding on the notes (See Note 15).

On November 13, 2019, the Company issued three convertible promissory notes in the aggregate principal amount of $108,900, having an aggregate original issuance discount of $9,900, resulting in cash proceeds of $99,000. The notes matured on May 13, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. During the year ended December 31, 2020, two of the holders converted $72,600 of principal and $112,671 of accrued interest into 9.26353 shares of Series Y preferred shares having a stated value of $185,271, resulting in a reduction of the derivative liability by $301,257 and a gain on settlement of $301,257. As of March 31, 2021 and December 31, 2020, the carrying value of the remaining note was $36,300. As of March 31, 2021 and December 31, 2020, accrued interest payable of $67,305 and $57,231, respectively, was outstanding on the remaining note.

On December 6, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $110,000, having an aggregate original issuance discount of $10,000, resulting in cash proceeds of $100,000. The notes matured on June 6, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. During the year ended December 31, 2020, the holders converted $110,000 of principal and $123,451 of accrued interest into 11.67255 shares of Series Y preferred shares having a stated value of $233,451, resulting in a reduction of the derivative liability by $379,600 and a gain on settlement of $379,600. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the notes was $0. As of March 31, 2021 and December 31, 2020, accrued interest payable of $0 was outstanding on the notes.

In December 2019, the Company and the holders of all of the outstanding Series A and Series B Preferred Shares (the “Preferred Shares”) entered into Exchange Agreements whereby 2,800 Series A Preferred Shares and 1,126 Series B Preferred Shares were canceled in exchange for the issuance of an aggregate of $3,500,000 and $1,548,250 of convertible promissory notes, respectively. The notes matured at dates ranging from December 24, 2019 to May 18, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.005 per share, subject to adjustment. In the event of default, the Outstanding Balance shall immediately increase to 130% of the Outstanding Balance and a penalty of $100 per day shall accrue until the default is remedied. For a period of two years from the issuance date, in the event the Company issues or sells any additional common shares or common stock equivalents at a price less than the Conversion Price (as defined in the notes) then in effect (a “Dilutive Issuance”), the Conversion Price of the notes shall be reduced to the Dilutive Issuance Price and the number of shares issuable upon conversion shall be increased on a full ratchet basis. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the year ended December 31, 2019, the noteholders converted $185,500 of principal and $300 of accrued interest into an aggregate of 30,669,903 shares of common stock and 37,160,000 shares of common stock to be issued. During the year ended December 31, 2020, the noteholders converted $31,137 of principal and $128 of accrued interest into an aggregate of 6,253,056 shares of common stock; and the noteholders converted $4,793,113 of principal and $2,564,325 of accrued interest into 367.8719 shares of Series Y preferred shares having a stated value of $7,357,438, resulting in a reduction of the derivative liability by $89,648,951 and a gain on settlement of $89,648,951. On January 7, 2021, a noteholder converted $38,500 of principal and $55,261 of accrued interest into 3.72667 shares of Series Y preferred shares having a stated value of $74,533, resulting in a reduction of the derivative liability by $3,880,958 and a gain on settlement of $3,900,186. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the notes was $0 and $38,500, respectively. As of March 31, 2021 and December 31, 2020, accrued interest payable of $0 and $54,473, respectively, was outstanding on the notes.

From January to September 2020, the Company issued convertible promissory notes in the aggregate principal amount of $700,700, having an aggregate original issuance discount of $63,700, resulting in cash proceeds of $637,000. The notes mature from July 2020 to March 2021 and accrue interest at a rate of 12% per annum. During the first 180 days the notes are outstanding, the Company shall have the right to prepay the notes for an amount equal to 120% (during the first 90 days) or 135% (during the subsequent 90 days) of the Outstanding Balance (as defined in the notes) being prepaid. The investors have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. Notwithstanding the foregoing, upon the occurrence of an event of default, the conversion price for the April 2020 notes, having an aggregate original principal amount of $330,000, shall not be less than $0.001. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. During the year ended December 31, 2020, the noteholders converted $700,700 of principal and $462,763 of accrued interest into 58.17315 shares of Series Y preferred shares having a stated value of $1,163,463, resulting in a reduction of the derivative liability by $1,885,194, a reduction in debt discount by $72,637 and a gain on settlement of $1,812,557. On March 23, 2021, a noteholder converted $21,944 of accrued interest into 1.09721 shares of Series Y preferred shares having a stated value of $21,945, resulting in a reduction of the derivative liability by $17,548 and a gain on settlement of $17,548. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the notes was $0. As of March 31, 2021 and December 31, 2020, accrued interest payable of $0 and $13,844 was outstanding on the notes.

On December 15, 2020, $79,143 of accrued compensation owed to the Company’s former Chief Financial Officer was settled by the issuance of a convertible note in the amount of $64,143, having a maturity date of June 15, 2021 and bearing interest of 12% per annum, resulting in a gain on settlement of accounts payable of $15,000. The holder has the right to convert the Outstanding Balance (as defined in the note) of the note at any time into shares of common stock of the Company at a conversion price of $0.0003 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. As a result of the beneficial conversion feature of the note, debt discount of $64,143 was recognized with a corresponding increase in additional paid-in capital. On December 24, 2020, the holder converted $64,143 of principal into 3.20716 shares of Series Y preferred shares having a stated value of $64,143, resulting in a reduction in debt discount by $60,971 and a loss on settlement of $60,971. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $0. As of March 31, 2021 and December 31, 2020, accrued interest payable of $0 was outstanding on the note.

As of March 31, 2021 and December 31, 2020, the remaining carrying value of the convertible notes was $3,134,458 and $3,186,303, respectively. As of March 31, 2021 and December 31, 2020, accrued interest payable of $2,814,164 and $2,483,955, respectively, was outstanding on the notes.

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

During the three months ended March 31, 2021, upon issuance of the instruments underlying the derivative liabilities and upon revaluation (immediately prior to conversion of the underlying instrument), the Company estimated the fair value of the embedded derivatives using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 133.69% to 138.10%, (3) risk-free interest rate of 0.02% to 0.09%, and (4) expected life of 0.06 to 1.85 years.

On March 31, 2021, the Company estimated the fair value of the embedded derivatives of $50,558,285 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 137.94%, (3) risk-free interest rate of 0.01% to 0.16%, and (4) expected life of 0.08 to 1.84 years.

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

The Company recognizes its derivative liabilities as Level 3 and values its derivatives using the methods discussed above. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed are that of volatility and market price of the underlying common stock of the Company.

As of March 31, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis consisted of the following items as of March 31, 2021 and December 31, 2020:

	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$50,558,285	$-	$-	$50,558,285

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$25,475,514	$-	$-	$25,475,514

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2021:

Balance, December 31, 2020	$25,475,514
Transfers out due to conversions of convertible notes, accrued interest and warrants into common shares	(3,898,506)
Transfers out due to conversions of convertible notes and accrued interest into common shares	(118,778)
Change in derivative liability due to authorized shares shortfall	29,453,448
Mark to market to March 31, 2021	(353,393)
Balance, March 31, 2021	$50,558,285

Gain on change in derivative liabilities for the three months ended March 31, 2021	$353,393

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

During the periods presented, there were 0 shares of Series A Preferred Stock outstanding.

On June 24, 2019, the Company authorized the issuance of 2,000 shares of Series B Preferred Stock, par value $0.001 per share. The Series B Preferred Stock have a $1,250 stated value and are convertible into shares of common stock at $0.05 per share, subjected to certain adjustments. The Certificate of Designation for the Series B Preferred Stock was filed on July 9, 2019.

During the periods presented, there were 0 shares of Series B Preferred Stock outstanding.

On July 16, 2019, the Company authorized the issuance of 1,000 Series C Preferred Stock, par value $0.001 per share. The 1,000 Series C preferred shares are convertible into 1,000,000 shares of common stock upon the Company listing on a national exchange and other conditions. The Certificate of Designation for the Series C Preferred Stock was filed on July 19, 2019.

As of March 31, 2021 and December 31, 2020, there were 1,000 shares of Series C Preferred Stock outstanding.

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

From November 25 to December 23, 2020, the Company issued an aggregate of 16.05 shares of Series X Preferred Stock for aggregate proceeds of $321,000. Upon each issuance of Series X shares, the conversion price was less than the Company’s stock price. Accordingly, during the year ended December 31, 2020, the Company recognized an aggregate beneficial conversion feature of $454,200 upon issuance of the Series X preferred shares with a $454,200 increase in Discount on preferred stock and a corresponding increase in Additional paid in capital. The preferred stock discount is being amortized over 120 days commencing November 25, 2020 (the date of the initial issuance of the Series X preferred shares), which is the maximum amount of time the Company has to conduct a stockholder vote to increase the Company’s authorized shares. Amortization of the preferred stock discount of $46,448 was recognized as a deemed dividend for the year ended December 31, 2020. As of December 31, 2020, unamortized debt discount on Series X Preferred Stock was $407,752.

From February 16 to March 10, 2021, the Company issued an aggregate of 10.00 shares of Series X Preferred Stock for aggregate proceeds of $200,000. Upon each issuance of Series X shares, the conversion price was less than the Company’s stock price. Accordingly, during the three months ended March 31, 2021, the Company recognized an aggregate beneficial conversion feature of $2,852,500 upon issuance of the Series X preferred shares with a $2,852,500 increase in Discount on preferred stock and a corresponding increase in Additional paid in capital. The preferred stock discount is being amortized over 120 days commencing November 25, 2020 (the date of the initial issuance of the Series X preferred shares), which is the maximum amount of time the Company has to conduct a stockholder vote to increase the Company’s authorized shares. Amortization of the preferred stock discount of $3,260,252 was recognized as a deemed dividend for the three months ended March 31, 2021. As of March 31, 2021, unamortized debt discount on Series X Preferred Stock was $0.

As of March 31, 2021 and December 31, 2020, there were 26.05 and 16.05 shares, respectively, of Series X Preferred Stock outstanding.

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

From December 23 to December 30, 2020, the Company issued 654.781794 shares of Series Y Preferred Stock, having a stated value of $13,095,636, in exchange for convertible notes payable of $5,775,767 (net of debt discount of $133,608), accrued interest of $3,625,237, and 14,765,624,721 warrants. The exchanges resulted in a reduction of derivative liabilities related to the convertible notes and accrued interest of $92,934,419, a reduction of derivative liabilities related to the warrants of $72,892,563, and a net gain on settlement of $162,132,350. Included in the foregoing amounts is 3.20716 shares of Series Y Preferred Stock, having a stated value of $64,143, issued to the Company’s Chief Financial Officer, in exchange for convertible notes of $3,172 (net of debt discount of $60,971), resulting in a loss on settlement of $60,971. Upon each issuance of Series Y shares, the conversion price was less than the Company’s stock price. Accordingly, during the year ended December 31, 2020, the Company recognized an aggregate beneficial conversion feature of $21,594,115 upon issuance of the Series Y preferred shares with a $21,594,115 increase in Discount on preferred stock and a corresponding increase in Additional paid in capital. The preferred stock discount is being amortized over 120 days commencing December 23, 2020 (the date of the initial issuance of the Series Y preferred shares), which is the maximum amount of time the Company has to conduct a stockholder vote to increase the Company’s authorized shares. Amortization of the preferred stock discount of $1,028,091 was recognized as a deemed dividend for the year ended December 31, 2020. As of December 31, 2020, unamortized debt discount on Series Y Preferred Stock was $20,566,024.

From January 7 to March 23, 2021, the Company issued 4.82388 shares of Series Y Preferred Stock, having a stated value of $96,478, in exchange for convertible notes payable of $38,500, accrued interest of $77,205, and 131,249,975 warrants. The exchanges resulted in a reduction of derivative liabilities related to the convertible notes and accrued interest of $2,502,223, a reduction of derivative liabilities related to the warrants of $1,396,283, and a net gain on settlement of $3,917,734. Upon each issuance of Series Y shares, the conversion price was less than the Company’s stock price. Accordingly, during the three months ended March 31, 2021, the Company recognized an aggregate beneficial conversion feature of $557,037 upon issuance of the Series Y preferred shares with a $557,037 increase in Discount on preferred stock and a corresponding increase in Additional paid in capital. The preferred stock discount is being amortized over 120 days commencing December 23, 2020 (the date of the initial issuance of the Series Y preferred shares), which is the maximum amount of time the Company has to conduct a stockholder vote to increase the Company’s authorized shares. Amortization of the preferred stock discount of $17,878,589 was recognized as a deemed dividend for the three months ended March 31, 2021. As of March 31, 2021, unamortized debt discount on Series Y Preferred Stock was $3,244,472.

On March 17, 2021, the Company issued 27.78633 shares of Series Y Preferred Stock that were recorded as to be issued as of December 31, 2020.

As of March 31, 2021 and December 31, 2020, there were 659.605674 and 626.995464 shares of Series Y Preferred Stock outstanding and 0 and 27.78633 shares to be issued, respectively.

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

During the year ended December 31, 2020, the Company issued an aggregate of 72,368,457 shares of its common stock, having an aggregate fair value of $370,755, upon the conversion of convertible notes with a principal amount of $92,964 and accrued interest of $128, which resulted in the reduction of $278,545 of derivative liabilities and an aggregate net gain on conversion of convertible notes of $882. Accordingly, common stock was increased by the par value of the common shares issued of $72,369 and additional paid in capital was increased by $298,386.

On January 20, 2021, the Company issued 4,448,251 shares of its common stock, having a fair value of $133,002, upon the conversion of convertible notes with a principal amount of $13,345, which resulted in the reduction of $118,778 of derivative liabilities and a loss on conversion of $880.

As of March 31, 2021 and December 31, 2020, there were 498,174,656 and 493,726,405 shares, respectively, of common stock issued and outstanding.

NOTE 12 – WARRANTS

From January 7 to March 23, 2021, the Company issued 4.82388 shares of Series Y Preferred Stock, having a stated value of $96,478, in exchange for convertible notes payable of $38,500, accrued interest of $77,205, and 131,249,975 warrants. The exchanges resulted in a reduction of derivative liabilities related to the convertible notes and accrued interest of $2,502,223, a reduction of derivative liabilities related to the warrants of $1,396,283, and a net gain on settlement of $3,917,734.

A summary of the Company’s warrant activity during the three months ended March 31, 2021, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,521,077,555	$0.00109	2.04	$14,804,944
Grants	-	-
Exercised	-	-
Expired/Canceled	(131,689,977)	0.00232
Outstanding at March 31, 2021	2,389,387,578	$0.00102	1.80	$46,610,027
Exercisable at March 31, 2021	2,389,387,578	$0.00102	1.80	$46,610,027

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.0001 – 0.25	2,389,262,578	1.80	2,389,262,578
0.26 – 0.50	125,000	1.75	125,000
	2,389,387,578	1.80	2,389,387,578

The aggregate intrinsic value of outstanding stock warrants was $46,610,027, based on warrants with an exercise price less than the Company’s stock price of $0.020 as of March 31, 2021, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

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

A summary of the Company’s stock option activity during the three months ended March 31, 2021, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	27,621,765	$0.49	6.49	$-
Grants	-
Exercised	-
Expired/Canceled	-
Outstanding at March 31, 2021	27,621,765	$0.49	6.24	$-
Exercisable at March 31, 2021	27,621,765	$0.49	6.24	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$0.01 – 0.25	13,306,786	7.01	13,306,786
0.26 – 0.50	1,939,631	6.01	1,939,631
0.51 – 0.75	1,820,112	5.43	1,820,112
0.76 – 1.00	9,926,072	5.46	9,926,072
1.01 – 2.00	629,164	5.36	629,164
	27,621,765	6.24	27,621,765

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.020 as of March 31, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021, the Company received aggregate advances of $198 and repaid an aggregate of $3,385 to the Company’s Chief Executive Officer. The advances are non-interest bearing and due on demand. As of March 31, 2021 and December 31, 2020, the Company owed $0 and $3,187, respectively, in advances to the Company’s Chief Executive Officer (See Note 5).

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the unaudited condensed consolidated financial statements are issued.

On April 6, 2021, the Small Business Administration forgave the Company’s Paycheck Protection Program loan in the principal amount of $50,000 and accrued interest of $466.

On April 30, 2021, MassRoots entered into a settlement agreement with PowerUp Lending Group, Ltd. by accepting an offer communicated to the Company via electronic mail. In accordance with the terms of the Settlement, PowerUp, the judgment creditor of a judgment against the Company and Isaac Dietrich, the Company’s Chief Executive Officer and director, in the total amount of $350,551.10 entered in the Office of the Clerk of the County of Nassau on February 23, 2021, agreed to a settlement and filing of a satisfaction of judgment in consideration of receipt of the sum of $150,000.00 on April 30, 2021. The Company accepted the aforementioned offer by remitting the Settlement Amount timely and in full. On April 30, 2021, the Company satisfied and discharged its obligations with respect to the Judgment. Accordingly, a satisfaction of Judgment was filed by PowerUp with the Office of the Clerk of the County of Nassau on May 3, 2020.

On May 1, 2021, the Company issued 60.91 shares of Series Y Preferred Stock, having a stated value of $1,218,200, in exchange for convertible notes payable and accrued interest of $1,251,200.

As previously reported by the Company in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2021, on or about January 25, 2021, Travis Trawick filed a complaint against the Company and Isaac Dietrich, the Company’s Chief Executive Officer and director, in the Circuit Court for the City of Virginia Beach, Virginia asserting the Company’s failure to remit payments under the certain promissory note, as subsequently amended and modified, and ancillary documents thereto and Mr. Dietrich’s failure to fulfill its obligations, as the guarantor, under the Note. On May 4, 2021, Trawick requested that the Clerk of the Court files for entry an order to dismiss Trawick’s Lawsuit with prejudice. On June 2, 2021, MassRoots and a debtholder entered into an agreement to cancel their outstanding principal and accrued interest of a non-convertible promissory note.

On May 5, 2021, we entered into a letter of intent to purchase Empire Services, Inc.

On May 19, 2021, Rother Investments, LLC received a default judgment against the Company in the amount of $144,950. On June 17, 2021, MassRoots filed a motion to set aside default and motion for new trial asserting it was improperly served.

On May 24, 2021, MassRoots, Inc., a Delaware corporation filed with the Secretary of State of the State of Delaware amendments to its Certificate of Designations, Preferences, and Rights of the Series X Convertible Preferred Stock filed with the Secretary of State on May 24, 2021 (“Series X Certificate of Designations”) and Certificate of Designations, Preferences, and Rights of the Series Y Convertible Preferred Stock filed with the Secretary of State on December 30, 2020 (“Series Y Certificate of Designations”) respectively. The amendments, which were effective upon filing, changed the conversion rights of the holders of shares of convertible preferred stock to allow the Company to extend the time period before conversion of Series X and Y Convertible Preferred Stock up until November 30, 2022, subject to certain conditions including the increase of the Company’s authorized shares of common stock to 1,200,000,000 and closing of a definitive agreement with Empire Services, Inc. (“Empire”) to acquire the entirety of issued and outstanding equity of Empire. Further, under the terms of Series X Certificate and Series Y Certificate, as amended, the Company is required to exercise its redemption option and use 10% of aggregate proceeds from capital raises amounting to $10 million to redeem its outstanding preferred shares (10% for Series X Preferred Stock and 10% for Series Y Preferred Stock) and 15% (15% for Series X Preferred Stock and 15% for Series Y Preferred Stock) of the portion of such aggregate capital raises that exceeds $10 million in the event Qualified Equity Financing (as defined in Series X Amendment and Series Y Amendment) occurs. Should the Company list its common stock to a senior exchange, the Company will be required to redeem 40% of its outstanding shares of the holders of Series X Preferred Stock and Series Y Preferred Stock on a pro rata basis.

On June 1, 2021, MassRoots issued 1,006,250 shares of common stock previously recorded as to be issued.

On June 4, 2021, MassRoots entered into two cancelation agreements to cancel warrants to purchase an aggregate of 2,221,562,499 shares of common stock and retire 1,485,000 shares of common stock in exchange for cash payments totaling $26,000.

On June 4, 2021, one of the holders of a non-convertible note payable for $60,000 extended the due date of the note from June 26, 2022 to June 24, 2023.

On June 5, 2021, MassRoots issued a non-convertible promissory note in the principal amount of $301,728.68 to Empire Services, Inc. for expenses remitted on MassRoots’ behalf.

From June 7 to June 17 2021, MassRoots issued 2,175,431 shares of common stock for services rendered.

On June 7, 2021, MassRoots appointed Danny Meeks to its Board of Directors and elected Mr. Meeks as Chairman of the Board.

On December 30, 2020, MassRoots entered into a letter of intent to purchase the Herbfluence platform. On June 20, 2021, MassRoots terminated the Letter of Intent to purchase the Herbfluence Platform.

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

Overview

MassRoots, Inc. was formed in April 2013 as a technology platform for the cannabis industry. The Company has recently shifted its focus to developing cloud-based solutions to deliver informative content and improve operating efficiencies. The Company’s long-term strategy has been transformed accordingly, and MassRoots believes this shift could be accreditive to shareholder value. Additionally, we plan to monetize our existing social media accounts such as YouTube Channel, which has 273,000 subscribers, through product placements and sponsorships. Management believes that our YouTube Channel has a large and diverse following while our Instagram account is followed by 378,000 users.

Our Strategy

Our primary business objective is to seek various sources of revenue generation. Currently, we are considering various strategies to achieve such objective including acquisitions, dispositions, mergers, or other business combinations with one or more unaffiliated targets. The management of the Company believes that such approach may be especially relevant in the current state of the marketplace and continues to explore strategic opportunities that would further the business of the Company. A recently executed letter of intent with Empire Services, Inc. (“Empire”) to acquire the entirety of issued and outstanding equity of Empire is the primary focus of the management of the Company at the moment. The Company has elected not to proceed with the earlier announced Herbfluence, Inc. letter of intent. Further, the Company is currently taking affirmative steps to effect the non-binding provisions of the letter of intent with Empire in the absence of definitive agreement, which is considered the best course of action by the management of the Company.

COVID-19 Pandemic

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

For the Three Months Ended March 31, 2021 and 2020

	For the three months ended
	March 31, 2021	March 31, 2020	$ Change	% Change
Revenue	$1,527	$-	$1,527	-

Operating Expenses	303,275	211,328	91,947	43.51%

Loss from Operations	(301,748)	(211,328)	(90,420)	42.79%

Other Income (Expense)	(25,753,349)	(31,741,568)	5,988,219	(18.87)%

Net Income (Loss) Available to Common Stockholders	$(47,193,938)	$(126,955,829)	$79,761,891	(62.83)%

Revenues

For the three months ended March 31, 2021 and 2020, we generated revenues of $1,527 and $0, respectively, an increase of $1,527 primarily due to the relaunch of product placements on the Company’s YouTube and social media channels.

Operating Expenses

For the three months ended March 31, 2021 and 2020, our operating expenses were $303,275 and $211,328, respectively, an increase of $91,947. This increase was attributable to an increase in advertising expenses from $0 for the three months ended March 31, 2020 to $18,553 for the same period in 2021, an increase of $18,553. There was a decrease in payroll and related expenses of $3,203 due to reduction in the number of employees, as payroll and related expenses decreased to $79,533 for the three months ended March 31, 2021 from $82,736 for same period in 2020. Other general and administrative expenses increased by $76,300 from $128,592 for the three months ended March 31, 2020, to $204,892 for the three months ended March 31, 2021. This increase was attributable to higher travel and legal costs for the three months ended March 31, 2021 as compared to the same period in 2020.

Loss from Operations

During the three months ended March 31, 2021, we incurred losses of $301,748 from operations, as compared to losses of $211,328 during the same period in 2020, a difference of $90,420, for the reasons stated above.

Other Income (Expense)

For the three months ended March 31, 2021 and 2020, the Company recorded interest expense of $570,148 and $941,649, respectively, primarily related to Company’s convertible notes. The Company recorded a $880 loss and $2,114 gain on the conversion of convertible notes payable for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, the Company recorded a $353,393 and a $327,062 gain, respectively, on the change in fair value of derivative liabilities. For the three months ended March 31, 2021 and 2020, the Company recorded $29,453,448 and $31,129,095 loss, respectively, of changes in the fair value of the derivative liability for the authorized shares shortfall. The Company recorded a $3,917,734 gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable during the three months ended March 31, 2021, as compared to $0 during the same period in 2020.

Net Income (Loss) Available to Common Stockholders

For the three months ended March 31, 2021, we had net losses available to common stockholders of $47,193,938 as compared to a net loss of $126,955,829 for the same period in 2020, a difference of $79,761,891 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the three months ended March 30, 2021 and 2020 was $225,541 and $109,352, respectively. This $116,189 increase was primarily caused by a decrease in accounts payable and prepaid expenses. Net cash used in operations for the three months ended March 31, 2020 was primarily based on the loss for the nine months ended March 31, 2020, partially offset by the increases in accounts payable and accrued payroll.

Net cash provided by financing activities for the three months ended March 31, 2021 and 2020 was $224,260 and $109,082, respectively. During the three months ended March 31, 2021, these funds were derived mainly from proceeds related to the issuance of preferred shares and non-convertible notes. During the three months ended March 31, 2020, net cash provided by financing activities was derived from the issuance of convertible notes, offset by repayment of non-convertible notes.

Capital Resources

As of March 31, 2021, the Company had cash of $204 and working capital deficit (current liabilities in excess of current assets) of $63,249,469. During the three months ended March 31, 2021, the net loss available to common stockholders was $47,193,938 and net cash used in operating activities was $225,541. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the condensed consolidated financial statements. Our primary source of operating funds since inception has been cash proceeds from the public and private placements of our securities, including debt securities, and proceeds from the exercise of warrants and options. We have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital through public or private equity offerings, debt financings or other sources; however, financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy and we may be forced to curtail or cease operations.

Management’s plans regarding these matters encompass the following actions: 1) obtain funding from new and current investors to alleviate our working capital deficiency; and 2) implement a plan to generate revenues. Our continued existence is dependent upon our ability to translate our audience into revenues. However, the outcome of our plans cannot be determined with any degree of certainty.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business for one year from the date the condensed consolidated financial statements are issued. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty such as the final settlement amounts of our notes payable and accrued interest.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the Company’s CEO (the principal executive officer) and CFO (the principal financial officer) concluded that the Company’s disclosure controls and procedures as of March 31, 2021 were not effective.

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

Power Up Lending Group, Ltd. Complaint

As disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2021, on October 11, 2019, Power Up Lending Group, Ltd. (“Power Up”) filed a complaint against the Company and Isaac Dietrich, an officer and director of the Company, in the Supreme Court of the State of New York, County of Nassau. The complaint alleged, among other things, (i) the occurrence of events of default in certain notes (the “Power Up Notes”) issued by the Company to Power Up, (ii) misrepresentations by the Company including, but not limited to, with respect to the Company’s obligation to timely file its required reports with the SEC and (iii) lost profits as a result of the Company’s failure to convert the Power Up Notes in accordance with the terms thereof.

On April 30, 2021, the “Company” entered into a settlement agreement (the “Settlement”) with PowerUp by accepting an offer communicated to the Company via electronic mail. In accordance with the terms of the Settlement, PowerUp, the judgment creditor of a judgment against the Company and Isaac Dietrich, the Company’s Chief Executive Officer and director, in the total amount of $350,551.10 entered in the Office of the Clerk of the County of Nassau on February 23, 2021 (the “Judgement”), agreed to a settlement and filing of a satisfaction of judgment in consideration of receipt of the sum of $150,000.00 (the “Settlement Amount”) on April 30, 2021. The Company accepted the aforementioned offer by remitting the Settlement Amount timely and in full. Accordingly, a satisfaction of Judgment was filed by PowerUp with the Office of the Clerk of the County of Nassau on May 3, 2020.

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

Rother Investments’ Petition

On October 28, 2020, Rother Investments, LLC (“Rother Investments”) filed a complaint in the District Court of 419th Judicial District, Travis County, Texas against the Company, alleging the Company’s default under a certain promissory note (the “Rother Investments Note”) in payment of the outstanding principal amount and interest under the Note, as described in the complaint. Rother Investments seeks to collect the amount of $124,750.00 as of the date of the complaint with late fees continuing to accrue on a daily basis, monetary relief of over $100,000 but not more than $200,000.00 pursuant to Tex. R. Civ. P. 47(c)(3), court’s costs and attorney’s fees, pre-judgment and post-judgment interest, and such other relief as the court deems appropriate. On May 19, 2021, Rother Investments, LLC was granted a default judgment against the Company in the amount of $144,950. On June 17, 2021, MassRoots filed a motion to set aside default and motion for new trial asserting it was improperly served.

Trawick’s Complaint

As previously reported by the Company in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2021, on or about January 25, 2021, Travis Trawick (“Trawick”) filed a complaint (“Trawick’s Lawsuit”) against the Company and Isaac Dietrich, the Company’s Chief Executive Officer and director, in the Circuit Court for the City of Virginia Beach, Virginia (the “Court”), asserting the Company’s failure to remit payments under the certain promissory note, as subsequently amended and modified, and ancillary documents thereto (collectively, the “Note”), and Mr. Dietrich’s failure to fulfill its obligations, as the guarantor, under the Note.

On May 4, 2021, Trawick requested that the Clerk of the Court files for entry an order to dismiss Trawick’s Lawsuit with prejudice.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item 1A. Please see the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on April 16, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have enough authorized and unissued common shares to convert all of the convertible promissory notes into common shares. As a result of this authorized shares shortfall, all of the convertible notes payable, including those where the maturity date has not yet been reached, are in default. Accordingly, (i) interest has been accrued at the default interest rate, if applicable, and (ii) the embedded conversion option has been accounted for, at fair value, as a derivative liability The Company has recorded the full value of the principal, default penalties, and interest as current liabilities, as fully described in “Note 9 - Convertible Notes Payable” in the Company’s notes to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q. The amount of principal in default pursuant to the convertible notes is $3,134,459 as of March 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibit Index

No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 19, 2018)
3.2	Bylaws of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.3	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017)
3.4	Certificate of Designations, Preferences and Rights of the Series A Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
3.5	Certificate of Designations, Preferences and Rights of the Series B Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
3.6	Certificate of Designations, Preferences and Rights of the Series C Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 22, 2019)
3.7	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Preferred Stock (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on July 16, 2020)
3.8	Certificate of Designations, Preferences and Rights of the Series X Convertible Preferred Stock. (Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 18, 2020)
3.9	Certificate of Designations, Preferences and Rights of the Series Y Preferred Stock (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 16, 2021)
10.1	Form of Series X Securities Purchase Agreement (Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 18, 2020)
10.2	Form of Securities Exchange Agreement (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 16, 2021)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSROOTS, INC.

Date: June 25, 2021	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Executive Officer (Principal Executive Officer)

Date: June 25, 2021	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Financial Officer (Principal Financial and Accounting Officer)