Form 10-Q
period 2021-06-30
MassRoots, Inc.
filed 2021-08-23
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 20, 2021, there were 499,871,337 shares of the registrant’s common stock issued and outstanding.

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

-ii-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASSROOTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$1,261	$1,485
Prepaid expenses	47,132	97,132
Total current assets	48,393	98,617

Total assets	$48,393	$98,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,242,543	$4,948,890
Accrued payroll and related expenses	3,987,984	3,864,055
Deferred revenue	25,000	-
Advances	92,568	88,187
Non-convertible notes payable, current portion	437,573	159,520
Derivative liabilities	12,681,182	25,475,514
Convertible notes payable	3,063,970	3,186,303
Total current liabilities	24,530,820	37,722,469

Non-convertible notes payable	60,000	60,000
PPP note payable	-	50,000
Total liabilities	24,590,820	37,832,469

Commitments and contingencies (See Note 8)

Stockholders’ deficit:
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series X, $0.0001 par value, $20,000 stated value, 100 shares authorized; 26.05 and 16.05 shares issued and outstanding, respectively	-	-
Preferred stock - Series Y, $0.001 par value, $20,000 stated value, 1,000 shares authorized; 720.515674 and 654.781794 shares issued; 720.515674 and 626.995464 shares outstanding, and 0 and 27.78633 to be issued, respectively	1	1
Preferred stock - Series C, $0.001 par value, 1,000 shares authorized; 1,000 shares issued and outstanding	1	1
Preferred stock - Series A, $0.001 par value, 6,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock - Series B, $0.001 par value, 2,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001par value, 500,000,000 shares authorized; 499,871,337 and 493,726,405 shares issued and outstanding, respectively	499,871	493,727
Common stock to be issued, 906,373,564 and 907,379,814 shares, respectively	906,374	907,380
Additional paid in capital	298,648,071	283,024,527
Discount on preferred stock	-	(20,973,776)
Accumulated deficit	(324,596,745)	(301,185,712)
Total stockholders’ deficit	(24,542,427)	(37,733,852)

Total liabilities and stockholders’ deficit	$48,393	$98,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$79	$-	$1,606	$-

Operating Expenses:
Cost of revenues	-	-	297	-
Advertising	4,150	-	22,703	-
Payroll and related expense	79,377	93,155	158,910	175,891
Other general and administrative expenses	415,838	183,636	620,730	312,228
Total Operating Expenses	499,365	276,791	802,640	488,119

Loss From Operations	(499,286)	(276,791)	(801,034)	(488,119)

Other Income (Expense):
Interest expense	(398,011)	(1,063,357)	(968,159)	(2,005,006)
Change in derivative liability for authorized shares shortfall	(132,821,830)	(78,849,723)	(162,275,278)	(109,978,818)
Change in fair value of derivative liabilities	(52,508)	61,818	300,885	388,880
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable in exchange for Series Y preferred shares	936,405	-	4,854,139	-
Gain on settlement of convertible notes payable and accrued interest and cancelation of common shares and warrants for cash	170,085,696	-	170,085,696	-
Gain on forgiveness of debt	192,521	-	192,521	-
Gain (loss) on conversion of convertible notes	-	(1,232)	(880)	882
Total Other Income (Expense)	37,942,273	(79,852,494)	12,188,924	(111,594,062)

Net Income (Loss) Before Income Taxes	37,442,987	(80,129,285)	11,387,890	(112,082,181)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Income (Loss)	37,442,987	(80,129,285)	11,387,890	(112,082,181)

Deemed dividend resulting from amortization of preferred stock discount	(13,660,082)	-	(34,798,923)	-
Deemed dividend from warrant price protection	-	-	-	(95,002,933)

Net Income (Loss) Available to Common Stockholders	$23,782,905	$(80,129,285)	$(23,411,033)	$(207,085,114)

Net Income (Loss) Per Common Share:
Basic	$0.02	$(0.06)	$(0.02)	$(0.15)
Diluted	$0.01	$(0.06)	$(0.02)	$(0.15)

Weighted Average Common Shares Outstanding:
Basic	1,405,703,924	1,392,572,373	1,405,138,091	1,380,529,231
Diluted	1,703,460,278	1,392,572,373	1,405,138,091	1,380,529,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(unaudited)

	Preferred Stock								Common Stock		Additional	Discount on
	Series X		Series Y		Series C		Common Stock		to be Issued		Paid In	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at March 31, 2021 (unaudited)	26.05	$-	659.605674	1	1,000	$1	498,174,656	$498,175	907,379,814	$907,380	$286,859,096	$(3,244,472)	$(348,379,650)	$(63,359,469)
Issuance of common shares previously to be issued	-	-	-	-	-	-	1,006,250	1,006	(1,006,250)	(1,006)	-	-	-	-
Issuance of common shares for services rendered	-	-	-	-	-	-	2,175,431	2,175	-	-	164,680	-	-	166,855
Cancelation of common shares and warrants in exchange for cash paid per cancelation agreement	-	-	-	-	-	-	(1,485,000)	(1,485)	-	-	(9,515)	-	-	(11,000)
Series Y preferred shares issued in exchange for convertible notes, accrued interest and warrants	-	-	60.910000	-	-	-	-	-	-	-	1,218,200	-	-	1,218,200
BCF recognized upon issuance of Series Y preferred shares	-	-	-	-	-	-	-	-	-	-	10,415,610	(10,415,610)	-	-
Deemed dividend resulting from amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	-	13,660,082	(13,660,082)	-
Net income	-	-	-	-	-	-	-	-	-	-	-	-	37,442,987	37,442,987
Balance at June 30, 2021 (unaudited)	26.05	$-	720.515674	1	1,000	$1	499,871,337	$499,871	906,373,564	$906,374	$298,648,071	$-	$(324,596,745)	$(24,542,427)

	Preferred Stock								Common Stock		Additional	Discount on
	Series X		Series Y		Series C		Common Stock		to be Issued		Paid In	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2020	16.05	$-	654.781794	1	1,000	$1	493,726,405	$493,727	907,379,814	$907,380	$283,024,527	$(20,973,776)	$(301,185,712)	$(37,733,852)
Issuance of common shares previously to be issued	-	-	-	-	-	-	1,006,250	1,006	(1,006,250)	(1,006)	-	-	-	-
Issuance of common shares for services rendered	-	-	-	-	-	-	2,175,431	2,175	-	-	164,680	-	-	166,855
Common shares issued upon conversion of convertible notes	-	-	-	-	-	-	4,448,251	4,448	-	-	128,554	-	-	133,002
Cancelation of common shares and warrants in exchange for cash paid per cancelation agreement	-	-	-	-	-	-	(1,485,000)	(1,485)	-	-	(9,515)	-	-	(11,000)
Sale of Series X preferred shares	10.00	-	-	-	-	-	-	-	-	-	200,000	-	-	200,000
BCF recognized upon issuance of Series X preferred shares	-	-	-	-	-	-	-	-	-	-	2,852,500	(2,852,500)	-	-
Series Y preferred shares issued in exchange for convertible notes, accrued interest and warrants	-	-	65.733880	-	-	-	-	-	-	-	1,314,678	-	-	1,314,678
BCF recognized upon issuance of Series Y preferred shares	-	-	-	-	-	-	-	-	-	-	10,972,647	(10,972,647)	-	-
Deemed dividend resulting from amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	-	34,798,923	(34,798,923)	-
Net income	-	-	-	-	-	-	-	-	-	-	-	-	11,387,890	11,387,890
Balance at June 30, 2021 (unaudited)	26.05	$-	720.515674	1	1,000	$1	499,871,337	$499,871	906,373,564	$906,374	$298,648,071	$-	$(324,596,745)	$(24,542,427)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(unaudited)

	Preferred Stock
	Series B to be Issued		Series C		Common Stock		Common Stock to be Issued		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2020 (unaudited)	-	$-	1,000	$1	474,976,405	$474,977	907,499,814	$907,500	$246,633,884	$(316,518,054)	$(68,501,692)
Common shares issued upon conversion of convertible notes and accrued interest	-	-	-	-	18,750,000	18,750	-	-	31,875	-	50,625
Net loss	-	-	-	-	-	-	-	-	-	(80,129,285)	(80,129,285)
Balance at June 30, 2020 (unaudited)	-	$-	1,000	$1	493,726,405	$493,727	907,499,814	$907,500	$246,665,759	$(396,647,339)	$(148,580,352)

	Preferred Stock
	Series B to be Issued		Series C		Common Stock		Common Stock to be Issued		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	1,000	$1	1,000	$1	384,266,948	$384,267	944,659,814	$944,660	$151,364,371	$(189,562,225)	$(36,868,926)
Issuance of common shares previously to be issued	-	-	-	-	37,160,000	37,160	(37,160,000)	(37,160)	-	-	-
Common shares issued upon conversion of convertible notes and accrued interest	-	-	-	-	72,368,457	72,369	-	-	298,386	-	370,755
Common shares contributed back to the Company and promptly retired	-	-	-	-	(69,000)	(69)	-	-	69	-	-
Deemed dividend related to warrant price protection	-	-	-	-	-	-	-	-	95,002,933	(95,002,933)	-
Net loss	-	-	-	-	-	-	-	-	-	(112,082,181)	(112,082,181)
Balance at June 30, 2020 (unaudited)	1,000	$1	1,000	$1	493,726,405	$493,727	907,499,814	$907,500	$246,665,759	$(396,647,339)	$(148,580,352)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$11,387,890	$(112,082,181)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(300,885)	(388,880)
Change in derivative liability for authorized shares shortfall	162,275,278	109,978,818
Interest and amortization of debt discount	967,759	2,005,006
(Gain) loss on conversion of convertible notes payable	880	(882)
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable in exchange for Series Y preferred shares	(4,854,139)	-
Gain on settlement of convertible notes payable and accrued interest and cancelation of common shares and warrants for cash	(170,085,696)	-
Gain on forgiveness of debt	(192,521)	-
Share-based compensation	166,855	-
Changes in operating assets and liabilities:
Prepaid expenses	50,000	1,975
Accounts payable and accrued expenses	49,992	(69,140)
Accrued payroll and related expenses	123,929	62,740
Deferred revenue	25,000	-
Net cash used in operating activities	(385,658)	(492,544)

Cash flows from financing activities:
Bank overdrafts	-	(12,676)
Proceeds from sale of Series X preferred shares	200,000	-
Proceeds from issuance of convertible notes payable	-	432,000
Proceeds from issuance of non-convertible notes payable	357,053	110,000
Repayment of non-convertible notes payable	-	(37,250)
Proceeds from advances	14,311	-
Repayments of advances	(9,930)	-
Cash paid in settlement of debt and warrants	(176,000)	-
Net cash provided by financing activities	385,434	492,074

Net decrease in cash	(224)	(470)

Cash, beginning of period	1,485	1,120

Cash, end of period	$1,261	$650

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$400	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Amortization of discount on preferred stock	$34,798,923	$-
Common shares issued upon conversion of convertible notes and accrued interest	$133,002	$370,755
Series Y preferred shares issued as settlement for convertible notes payable, accrued interest and warrants	$1,314,678	$-
Issuance of common shares previously to be issued	$1,006	$37,160
Common shares contributed back to the Company and promptly retired	$-	$69
Deemed dividend related to warrant price protection	$-	$95,002,933
Derivative liability recognized as debt discount on newly issued convertible notes	$-	$338,181
Reclassify accrued interest to convertible notes payable	$93,685	$-
Reduction of derivative liabilities stemming from settlement of convertible notes payable, accrued interest and warrants in exchange for Series Y preferred shares	$4,834,911	$-
Reduction of derivative liabilities stemming from settlement of convertible notes payable and accrued interest and cancelation of common shares and warrants for cash	$169,815,037	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2021 (Unaudited)

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three and six months ended June 30, 2021 and 2020, its cash flows for the six months ended June 30, 2021 and 2020, and its financial position as of June 30, 2021 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2021, the Company had cash of $1,261 and a working capital deficit (current liabilities in excess of current assets) of $24,482,427. During the six months ended June 30, 2021, the net loss available to common stockholders was $23,411,033 and net cash used in operating activities was $385,658. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

During the six months ended June 30, 2021, the Company received proceeds of $200,000 and $357,053 from the issuance of preferred shares and non-convertible notes, respectively. The Company does not have sufficient cash to fund operations for the next fiscal year.

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

Cash

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2021 and December 31, 2020, the uninsured balances amounted to $0.

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

Revenue Recognition and Deferred Revenue

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

Deferred revenue represents the amount of prepaid advertising fees the Company has received from customers and it is included in current liabilities in the accompanying condensed consolidated balance sheets.  Deferred revenue shall be recognized in the future as the advertising services are provided.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $22,703 and $0 for the six months ended June 30, 2021 and 2020, respectively.

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

The Company records, when necessary, deemed dividends for: (i) warrant price protection, based on the difference between the fair value of the warrants immediately before and after the repricing (inclusive of any full ratchet provisions); (ii) the exchange of preferred shares for convertible notes, based on the amount of the face value of the convertible notes in excess of the carrying value of the preferred shares; (iii) the settlement of warrant provisions, based on the fair value of the shares of common stock issued; and (iv) amortization of discount on preferred stock resulting from recognition of a beneficial conversion feature.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of shares of common stock, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of June 30, 2021 and December 31, 2020 using the applicable classification criteria enumerated under ASC 815, “Derivatives and Hedging.” The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands. As such, the Company is required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period. The Company also records derivative liabilities for instruments, including convertible notes, preferred stock, and warrants, in which the Company does not have sufficient authorized shares to cover the conversion of these instruments into shares of common stock.

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30,	June 30,
	2021	2020
Shares of common stock issuable upon conversion of convertible notes	142,902,681	19,621,477,046
Options to purchase shares of common stock	27,621,765	27,621,765
Warrants to purchase shares of common stock	167,825,079	17,161,877,276
Shares of common stock issuable upon conversion of preferred stock	7,466,656,740	-
Total potentially dilutive shares	7,805,006,265	36,810,976,087

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2021 and December 31, 2020 is summarized as follows:

	June 30, 2021	December 31, 2020
Computers	$6,366	$6,366
Office equipment	17,621	17,621
Subtotal	23,987	23,987
Less accumulated depreciation	(23,987)	(23,987)
Property and equipment, net	$-	$-

Depreciation expense for the six months ended June 30, 2021 and 2020 was $0.

NOTE 5 – ADVANCES, NON-CONVERTIBLE NOTES PAYABLE AND PPP NOTE PAYABLE

Advances

During the six months ended June 30, 2021 and 2020, the Company received aggregate proceeds from non-interest bearing advances of $14,311 and $0 and repaid an aggregate of $9,930 and $0, respectively, of advances. Included in the six months ended June 30, 2021 were $1,210 of advances from and $4,330 of repayments to the Company’s Chief Executive Officer (See Note 14). The remaining advances are primarily for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of June 30, 2021 and December 31, 2020, the Company owed $92,568 and $88,187 in principal and $1,000 and $0 in accrued interest, respectively, on advances.

Non-Convertible Notes Payable

During the six months ended June 30, 2021 and 2020, the Company received proceeds from the issuance of non-convertible notes of $357,053 and $110,000 and repaid an aggregate of $0 and $37,250, respectively, of non-convertible notes. Included in the six months ended June 30, 2021 were $357,053 of advances from and $0 of repayments to the Company’s Chairman of the Board and Empires Services, Inc., (See Note 14). The non-convertible notes have maturity dates ranging from March 31, 2019 to June 24, 2023 and accrue interest at rates ranging from 0% to 35% (default interest rate) per annum.

On June 2, 2021, one of the holders of non-convertible notes entered into an agreement to cancel the entire amount owed to him (including principal of $79,000 and accrued interest of $63,055), resulting in gain on forgiveness of debt of $142,055 (See Note 8 – Trawick’s Complaint).

On June 4, 2021, one of the holders of a non-convertible note payable for $60,000 extended the due date of the note from June 26, 2022 to June 24, 2023.

As of June 30, 2021 and December 31, 2020, the Company owed $497,573 and $219,520 in principal (of which $60,000 and $60,000 is long-term) and $317,203 and $251,612 in accrued interest, respectively, on non-convertible notes (See Note 15).

PPP Note Payable

On May 4, 2020, the Company received proceeds of $50,000 from a PPP note. The note had a maturity date of May 4, 2022 and bore 1% interest per annum. On April 6, 2021, the Small Business Administration forgave the Company’s Paycheck Protection Program loan in the principal amount of $50,000 and accrued interest of $466, resulting in gain on forgiveness of debt of $50,466. As of June 30, 2021 and December 31, 2020, the Company owed $0 and $50,000 in principal and $0 and $330 in accrued interest, respectively, on this note.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2021 and December 31, 2020, the Company owed accounts payable and accrued expenses of $4,242,543 and $4,948,890, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

NOTE 7 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018 through 2021. As of June 30, 2021 and December 31, 2020, the Company owed payroll tax liabilities, including penalties, of $3,987,984 and $3,864,055, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities. The Company expects to settle these liabilities during 2021.

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

Sheppard Mullin’s Demand for Arbitration

On December 1, 2020, Sheppard, Mullin, Richter & Hampton LLP (“Sheppard Mullin”), the Company’s former securities counsel, filed a demand for arbitration at JAMS in New York, New York against the Company, alleging the Company’s breach of an engagement agreement dated January 4, 2018, and a failure of the Company to pay $487,390.73 of outstanding legal fees to Sheppard Mullin. Sheppard Mullin seeks to collect the entirety of the amount owed by the Company in accordance with said engagement agreement. Sheppard Mullin was awarded $459,251 in unpaid legal fees, disbursements and interest on June 25, 2021.

Rother Investments’ Petition

On October 28, 2020, Rother Investments, LLC (“Rother Investments”) filed a complaint in the District Court of 419th Judicial District, Travis County, Texas against the Company, alleging the Company’s default under a certain promissory note (the “Rother Investments Note”) in payment of the outstanding principal amount and interest under the Note, as described in the complaint. Rother Investments seeks to collect the amount of $124,750.00 as of the date of the complaint with late fees continuing to accrue on a daily basis, monetary relief of over $100,000 but not more than $200,000.00 pursuant to Tex. R. Civ. P. 47(c)(3), court’s costs and attorney’s fees, pre-judgment and post-judgment interest, and such other relief as the court deems appropriate. On May 19, 2021, Rother Investments, LLC received a default judgment against the Company in the amount of $144,950. On June 17, 2021, MassRoots filed a motion to set aside default and motion for new trial asserting it was improperly served. On July 20, 2021, the court granted the Company’s motion finding and ordered a new trial of the matter.

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

Iroquois Master Fund

On June 30, 2021, the Company received an e-mail containing a demand (the “Demand”) for arbitration (the “Arbitration”) at American Arbitration Association in Denver, Colorado, by Iroquois Master Fund Ltd. (“Iroquois”) against the Company, Isaac Dietrich and Danny Meeks, the Company’s directors, and Empire Services, Inc. (“Empire”). The Demand alleges breach of contract and various related state law claims against the defendants, and seeks, inter alia, specific performance of the subject warrant, damages in an amount not less than $12 million, equitable relief, and attorney’s fees for the Company’s alleged failure to reserve more than 150 million shares of common stock that Iroquois is allegedly entitled to in connection with the exercise of a certain warrant issued by the Company on July 21, 2017, and subsequently purchased by Iroquois from an unrelated third party. As a result of a legal action commenced by Isaac Dietrich, Danny Meeks, and Empire (See – “Litigation” below), Iroquois informed the American Arbitration Association (the arbitral body overseeing the Arbitration) that it will (i) dismiss the Counterclaim Defendants from the Arbitration without prejudice, (ii) assert its claims against Isaac Dietrich, Danny Meeks, and Empire the in the action commended by them, and (iii) proceed with the Arbitration with respect to the Company only. The Company has recorded a derivative liability for $8,765,731 at June 30, 2021 for the warrants owned by Iroquois.

Litigation

On July 21, 2021, in response to the Demand, Isaac Dietrich, Danny Meeks, and Empire, filed a complaint (the “Complaint”) against Iroquois in the United States District Court of the Southern District of New York alleging that the aforementioned plaintiffs are not parties to the warrant the Demand based on, and as such, the Demand could not have brought against them. Declaratory relief and injunctive relief were sought in the Complaint. On August 20, 2021, Iroquois submitted an answer with counterclaims stating that Iroquois informed the American Arbitration Association (the arbitral body overseeing the Arbitration) that it will (i) dismiss the Counterclaim Defendants from the Arbitration without prejudice, (ii) assert its claims against Isaac Dietrich, Danny Meeks, and Empire the in the action commended by them, and (iii) proceed with the Arbitration with respect to the Company only. In its answer, Iroquois made allegations substantially similar to the claims made in the Arbitration, asserted defenses, and requested an award in not less than $12 million against Demand, Isaac Dietrich, Danny Meeks, and Empire, an entry of an award of a constructive trust against them, and costs and expenses, including its reasonable attorneys’ fees, incurred in prosecuting said action and the Arbitration.

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

In connection with the December 2018 note, the Company also entered into a security agreement (the “Security Agreement”) on the closing date pursuant to which the Company granted the investor a security interest in the Collateral (as defined in the Security Agreement). On July 16, 2019, the Company received a notice from the noteholder indicating that events of default had occurred and asserting default penalties of $761,330. During the year ended December 31, 2019, the noteholder converted $345,000 of principal into an aggregate of 53,522,295 shares of common stock. During the year ended December 31, 2020, (i) the noteholder converted $37,000 of principal into an aggregate of 31,109,551 shares of common stock; and (ii) $1,049,329 of accrued interest was reclassified to the principal balance of this note. On January 20, 2021, the noteholder converted $13,345 of principal into an aggregate of 4,448,251 shares of common stock, having a fair value of $133,002, resulting in a reduction of the derivative liability by $118,778 and a loss on conversion of $880. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $2,878,985 and $2,892,330, respectively. As of June 30, 2021 and December 31, 2020, accrued interest payable of $1,406,155 and $1,073,809, respectively, was outstanding on the note.

On January 25, 2019, the Company issued a convertible promissory note in the principal amount of $55,000 (including original issuance discount of $5,000) that matured July 25, 2019 and bearing a one-time interest fee of 10%. The investor has the right to convert the Outstanding Balance (as defined in the note) of the note at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.075 per share, subject to adjustment; and (b) the Market Price (as defined in the note), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the note). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. On May 19, 2021, the investor received a default judgment against the Company in the amount of $144,950. In accordance with the judgment, commencing May 19, 2021, the Company began accruing interest at the rate of 18% per annum. On June 17, 2021, the Company filed a motion to set aside default and motion for new trial asserting it was improperly served. On July 20, 2021, the court granted the Company’s motion finding and ordered a new trial of the matter. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $148,685 and $55,000, respectively. As of June 30, 2021 and December 31, 2020, accrued interest payable of $1,994 and $92,600, respectively, was outstanding on the note (See Note 8 – Rother Investments’ Petition).

From January to June 2019, the Company issued convertible promissory notes in the aggregate principal amount of $389,000 (including aggregate original issuance discount of $39,000) that matured at dates ranging from July 15, 2019 to June 6, 2020 and accruing interest at rates ranging from 5% to 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.075 per share, subject to adjustment; and (b) the Market Price (as defined in the notes), or a combination thereof. Upon the occurrence of an event of default, the investors may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the notes). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. In January 2020, one of the promissory notes was amended whereby the conversion price for $9,202 which is a portion of the principal amount of the note was amended to $0.0004 per share. The amendment was deemed a debt modification and accounted for accordingly. During the year ended December 31, 2019, the noteholders converted $31,180 of principal and $8,000 of accrued interest into an aggregate of 10,000,000 shares of common stock. During the year ended December 31, 2020, one of the holders converted $24,826 of principal into an aggregate of 35,005,850 shares of common stock; and one of the holders converted $168,820 of principal and $362,027 of accrued interest into 26.54237 shares of Series Y preferred shares having a stated value of $530,847, resulting in a reduction of the derivative liability by $719,416 and a gain on settlement of $719,416. On April 30, 2021, one of the holders of non-convertible notes entered into an agreement to cancel the entire amount owed to them (including principal of $131,174 and accrued interest of $304,485) in exchange for a cash payment of $150,000 by the Company, resulting in a reduction of the derivative liability of $300,424 and a gain on settlement of debt of $586,083 (See Note 8 – Power Up Lending Group, Ltd. Complaint). On May 1, 2021, one of the holders converted $33,000 of principal and $1,185,200 of accrued interest into 60.91 shares of Series Y preferred shares having a stated value of $1,218,200, resulting in a reduction of the derivative liability by $936,405 and a gain on settlement of $936,405. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the notes was $0 and $164,174, respectively. As of June 30, 2021 and December 31, 2020, accrued interest payable of $0 and $1,191,998, respectively, was outstanding on the notes.

On November 13, 2019, the Company issued three convertible promissory notes in the aggregate principal amount of $108,900, having an aggregate original issuance discount of $9,900, resulting in cash proceeds of $99,000. The notes matured on May 13, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. During the year ended December 31, 2020, two of the holders converted $72,600 of principal and $112,671 of accrued interest into 9.26353 shares of Series Y preferred shares having a stated value of $185,271, resulting in a reduction of the derivative liability by $301,257 and a gain on settlement of $301,257. As of June 30, 2021 and December 31, 2020, the carrying value of the remaining note was $36,300. As of June 30, 2021 and December 31, 2020, accrued interest payable of $77,491 and $57,231, respectively, was outstanding on the remaining note.

On December 6, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $110,000, having an aggregate original issuance discount of $10,000, resulting in cash proceeds of $100,000. The notes matured on June 6, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. During the year ended December 31, 2020, the holders converted $110,000 of principal and $123,451 of accrued interest into 11.67255 shares of Series Y preferred shares having a stated value of $233,451, resulting in a reduction of the derivative liability by $379,600 and a gain on settlement of $379,600. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the notes was $0. As of June 30, 2021 and December 31, 2020, accrued interest payable of $0 was outstanding on the notes.

In December 2019, the Company and the holders of all of the outstanding Series A and Series B Preferred Shares (the “Preferred Shares”) entered into Exchange Agreements whereby 2,800 Series A Preferred Shares and 1,126 Series B Preferred Shares were canceled in exchange for the issuance of an aggregate of $3,500,000 and $1,548,250 of convertible promissory notes, respectively. The notes matured at dates ranging from December 24, 2019 to May 18, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.005 per share, subject to adjustment. In the event of default, the Outstanding Balance shall immediately increase to 130% of the Outstanding Balance and a penalty of $100 per day shall accrue until the default is remedied. For a period of two years from the issuance date, in the event the Company issues or sells any additional shares of common stock or common stock equivalents at a price less than the Conversion Price (as defined in the notes) then in effect (a “Dilutive Issuance”), the Conversion Price of the notes shall be reduced to the Dilutive Issuance Price and the number of shares issuable upon conversion shall be increased on a full ratchet basis. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the year ended December 31, 2019, the noteholders converted $185,500 of principal and $300 of accrued interest into an aggregate of 30,669,903 shares of common stock and 37,160,000 shares of common stock to be issued. During the year ended December 31, 2020, the noteholders converted $31,137 of principal and $128 of accrued interest into an aggregate of 6,253,056 shares of common stock; and the noteholders converted $4,793,113 of principal and $2,564,325 of accrued interest into 367.8719 shares of Series Y preferred shares having a stated value of $7,357,438, resulting in a reduction of the derivative liability by $89,648,951 and a gain on settlement of $89,648,951. On January 7, 2021, a noteholder converted $38,500 of principal and $55,261 of accrued interest into 3.72667 shares of Series Y preferred shares having a stated value of $74,533, resulting in a reduction of the derivative liability by $3,880,958 and a gain on settlement of $3,900,186. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the notes was $0 and $38,500, respectively. As of June 30, 2021 and December 31, 2020, accrued interest payable of $0 and $54,473, respectively, was outstanding on the notes.

From January to September 2020, the Company issued convertible promissory notes in the aggregate principal amount of $700,700, having an aggregate original issuance discount of $63,700, resulting in cash proceeds of $637,000. The notes mature from July 2020 to March 2021 and accrue interest at a rate of 12% per annum. During the first 180 days the notes are outstanding, the Company shall have the right to prepay the notes for an amount equal to 120% (during the first 90 days) or 135% (during the subsequent 90 days) of the Outstanding Balance (as defined in the notes) being prepaid. The investors have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. Notwithstanding the foregoing, upon the occurrence of an event of default, the conversion price for the April 2020 notes, having an aggregate original principal amount of $330,000, shall not be less than $0.001. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. During the year ended December 31, 2020, the noteholders converted $700,700 of principal and $462,763 of accrued interest into 58.17315 shares of Series Y preferred shares having a stated value of $1,163,463, resulting in a reduction of the derivative liability by $1,885,194, a reduction in debt discount by $72,637 and a gain on settlement of $1,812,557. On March 23, 2021, a noteholder converted $21,944 of accrued interest into 1.09721 shares of Series Y preferred shares having a stated value of $21,945, resulting in a reduction of the derivative liability by $17,548 and a gain on settlement of $17,548. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the notes was $0. As of June 30, 2021 and December 31, 2020, accrued interest payable of $0 and $13,844 was outstanding on the notes.

On December 15, 2020, $79,143 of accrued compensation owed to the Company’s former Chief Financial Officer was settled by the issuance of a convertible note in the amount of $64,143, having a maturity date of June 15, 2021 and bearing interest of 12% per annum, resulting in a gain on settlement of accounts payable of $15,000. The holder has the right to convert the Outstanding Balance (as defined in the note) of the note at any time into shares of common stock of the Company at a conversion price of $0.0003 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. As a result of the beneficial conversion feature of the note, debt discount of $64,143 was recognized with a corresponding increase in additional paid-in capital. On December 24, 2020, the holder converted $64,143 of principal into 3.20716 shares of Series Y preferred shares having a stated value of $64,143, resulting in a reduction in debt discount by $60,971 and a loss on settlement of $60,971. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $0. As of June 30, 2021 and December 31, 2020, accrued interest payable of $0 was outstanding on the note.

As of June 30, 2021 and December 31, 2020, the remaining carrying value of the convertible notes was $3,063,970 and $3,186,303, respectively. As of June 30, 2021 and December 31, 2020, accrued interest payable of $1,485,640 and $2,483,955, respectively, was outstanding on the notes.

Upon the issuance of certain convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the notes, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

The Company does not have enough authorized and unissued shares of common stock to convert all of the convertible promissory notes into shares of common stock. As a result of this authorized shares shortfall, all of the convertible notes payable, including those where the maturity date has not yet been reached, are in default. Accordingly, (i) interest has been accrued at the default interest rate, if applicable, and (ii) the embedded conversion option has been accounted for, at fair value, as a derivative liability (See Note 10).

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

During the six months ended June 30, 2021, upon issuance of the instruments underlying the derivative liabilities and upon revaluation (immediately prior to conversion of the underlying instrument), the Company estimated the fair value of the embedded derivatives using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 133.69% to 138.77%, (3) risk-free interest rate of 0.01% to 0.14%, and (4) expected life of 0.06 to 1.85 years.

On June 30, 2021, the Company estimated the fair value of the embedded derivatives of $12,681,183 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 138.73%, (3) risk-free interest rate of 0.05% to 0.25%, and (4) expected life of 0.08 to 1.58 years.

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

As of June 30, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis consisted of the following items as of June 30, 2021 and December 31, 2020:

	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$12,681,182	$-	$-	$12,681,182

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$25,475,514	$-	$-	$25,475,514

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2021:

Balance, December 31, 2020	$25,475,514
Transfers out due to conversions of convertible notes, accrued interest and warrants into shares of Series Y preferred stock	(4,834,911)
Transfers out due to conversions of convertible notes and accrued interest into shares of common stock	(118,777)
Transfers out due to cash payments made pursuant to settlement agreements	(169,815,037)
Change in derivative liability due to authorized shares shortfall	162,275,278
Mark to market to June 30, 2021	(300,885)
Balance, June 30, 2021	$12,681,182

Gain on change in derivative liabilities for the six months ended June 30, 2021	$300,885

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

Series A

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

Series B

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

Series C

On July 16, 2019, the Company authorized the issuance of 1,000 Series C Preferred Stock, par value $0.001 per share. The 1,000 Series C preferred shares are convertible into 1,000,000 shares of common stock upon the Company listing on a national exchange and other conditions. The Certificate of Designation for the Series C Preferred Stock was filed on July 19, 2019.

As of June 30, 2021 and December 31, 2020, there were 1,000 shares of Series C Preferred Stock outstanding.

Series X

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

From February 16 to March 10, 2021, the Company issued an aggregate of 10.00 shares of Series X Preferred Stock for aggregate proceeds of $200,000. Upon each issuance of Series X shares, the conversion price was less than the Company’s stock price. Accordingly, during the six months ended June 30, 2021, the Company recognized an aggregate beneficial conversion feature of $2,852,500 upon issuance of the Series X preferred shares with a $2,852,500 increase in Discount on preferred stock and a corresponding increase in Additional paid in capital. The preferred stock discount is being amortized over 120 days commencing November 25, 2020 (the date of the initial issuance of the Series X preferred shares), which is the maximum amount of time the Company has to conduct a stockholder vote to increase the Company’s authorized shares. Amortization of the preferred stock discount of $3,260,252 was recognized as a deemed dividend for the six months ended June 30, 2021. As of June 30, 2021, unamortized debt discount on Series X Preferred Stock was $0.

As of June 30, 2021 and December 31, 2020, there were 26.05 and 16.05 shares, respectively, of Series X Preferred Stock outstanding.

Series Y

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

From January 7 to March 23, 2021, the Company issued 4.82388 shares of Series Y Preferred Stock, having a stated value of $96,478, in exchange for convertible notes payable of $38,500, accrued interest of $77,205, and 131,249,975 warrants. The exchanges resulted in a reduction of derivative liabilities related to the convertible notes and accrued interest of $2,502,223, a reduction of derivative liabilities related to the warrants of $1,396,283, and a net gain on settlement of $3,917,734. On May 1, the Company issued 60.91 shares of Series Y Preferred Stock, having a stated value of $1,218,200, in exchange for a convertible note payable of $33,000 and accrued interest of $1,185,200. The exchange resulted in a reduction of derivative liabilities related to the convertible notes and accrued interest of $936,405, and a net gain on settlement of $936,405. Upon each issuance of Series Y shares, the conversion price was less than the Company’s stock price. Accordingly, during the six months ended June 30, 2021, the Company recognized an aggregate beneficial conversion feature of $10,972,647 upon issuance of the Series Y preferred shares with a $10,972,647 increase in Discount on preferred stock and a corresponding increase in Additional paid in capital. The preferred stock discount is being amortized over 120 days commencing December 23, 2020 (the date of the initial issuance of the Series Y preferred shares), which is the maximum amount of time the Company has to conduct a stockholder vote to increase the Company’s authorized shares. Amortization of the preferred stock discount of $31,538,671 was recognized as a deemed dividend for the six months ended June 30, 2021. As of June 30, 2021, unamortized debt discount on Series Y Preferred Stock was $0.

On March 17, 2021, the Company issued 27.78633 shares of Series Y Preferred Stock that were recorded as to be issued as of December 31, 2020.

As of June 30, 2021 and December 31, 2020, there were 720.515674 and 626.995464 shares of Series Y Preferred Stock outstanding and 0 and 27.78633 shares to be issued, respectively.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share.

On January 8, 2020, the Company issued 37,160,000 shares of the Company’s common stock previously recorded as to be issued as of December 31, 2019.

On March 7, 2020, a stockholder returned 69,000 shares of the Company’s common stock back to the Company. The shares were immediately retired. Accordingly, common stock was decreased by the par value of the shares of common stock contributed of $69 with a corresponding increase in additional paid in capital.

During the year ended December 31, 2020, a warrant exercise in 2019, to purchase 120,000 shares of common stock, was rescinded. The rescission was recorded as a decrease in common stock to be issued of $120 and a decrease in additional paid-in capital of $5,880 with a corresponding increase in accounts payable and accrued expenses of $6,000.

During the year ended December 31, 2020, the Company issued an aggregate of 72,368,457 shares of its common stock, having an aggregate fair value of $370,755, upon the conversion of convertible notes with a principal amount of $92,964 and accrued interest of $128, which resulted in the reduction of $278,545 of derivative liabilities and an aggregate net gain on conversion of convertible notes of $882. Accordingly, common stock was increased by the par value of the shares of common stock issued of $72,369 and additional paid in capital was increased by $298,386.

On January 20, 2021, the Company issued 4,448,251 shares of its common stock, having a fair value of $133,002, upon the conversion of convertible notes with a principal amount of $13,345, which resulted in the reduction of $118,778 of derivative liabilities and a loss on conversion of $880.

On June 2, 2021, the Company issued 1,006,250 shares of the Company’s common stock previously recorded as to be issued as of December 31, 2020.

On June 4, 2021, an investor owning 1,485,000 shares of the Company’s common stock and warrants to purchase 971,562,497 common shares at $0.0004 per share entered into an agreement to cancel the aforementioned common shares and warrants in exchange for a cash payment of $11,000 by the Company. Accordingly, the cancelation agreement resulted in a reduction in common stock of $1,485 for the par value of the common shares, a reduction in additional paid-in capital of $9,515, and a reduction in the derivative liability of $74,134,327 and a gain on settlement of $74,134,327.

On June 6, 2021, the Company awarded an aggregate of 2,175,431 fully-vested shares of common stock, having a fair value of $166,855, to the Chairman of the Board for services rendered.

As of June 30, 2021 and December 31, 2020, there were 499,871,337 and 493,726,405 shares, respectively, of common stock issued and outstanding.

NOTE 12 – WARRANTS

From January 7 to March 23, 2021, the Company issued 4.82388 shares of Series Y preferred stock, having a stated value of $96,478, in exchange for convertible notes payable of $38,500, accrued interest of $77,205, and 131,249,975 warrants. The exchanges resulted in a reduction of derivative liabilities related to the convertible notes and accrued interest of $2,502,223, a reduction of derivative liabilities related to the warrants of $1,396,283, and a net gain on settlement of $3,917,734 (See Note 9).

On June 4, 2021, an investor owning 1,485,000 shares of the Company’s common stock and warrants to purchase 971,562,497 common shares at $0.0004 per share entered into an agreement to cancel the aforementioned common shares and warrants in exchange for a cash payment of $11,000 by the Company. The cancelation agreement resulted in a reduction in common stock of $1,485 for the par value of the common shares, a reduction in additional paid-in capital of $9,515, and a reduction in the derivative liability of $74,134,327 and a gain on settlement of debt of $74,134,327 (See Note 11).

On June 4, 2021, an investor owning warrants to purchase 1,250,000,002 common shares at $0.0004 per share entered into an agreement to cancel the aforementioned common shares and warrants in exchange for a cash payment of $15,000 by the Company. Accordingly, the cancelation agreement resulted in a reduction in the derivative liability of $95,380,286 and a gain on settlement of $95,365,286.

A summary of the Company’s warrant activity during the six months ended June 30, 2021, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,521,077,555	$0.00109	2.04	$14,804,944
Grants	-	-
Exercised	-	-
Expired/Canceled	(2,353,252,476)	0.00051
Outstanding at June 30, 2021	167,825,079	$0.00929	1.08	$8,779,654
Exercisable at June 30, 2021	167,825,079	$0.00929	1.08	$8,779,654

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.0001 – 0.25	167,700,079	1.08	167,700,079
0.26 – 0.50	125,000	1.50	125,000
	167,825,079	1.08	167,825,079

The aggregate intrinsic value of outstanding stock warrants was $8,779,654, based on warrants with an exercise price less than the Company’s stock price of $0.0565 as of June 30, 2021, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

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

A summary of the Company’s stock option activity during the six months ended June 30, 2021, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	27,621,765	$0.49	6.24	$-
Grants	-
Exercised	-
Expired/Canceled	-
Outstanding at June 30, 2021	27,621,765	$0.49	5.99	$-
Exercisable at June 30, 2021	27,621,765	$0.49	5.99	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$0.01 – 0.25	13,306,786	6.76	13,306,786
0.26 – 0.50	1,939,631	5.76	1,939,631
0.51 – 0.75	1,820,112	5.18	1,820,112
0.76 – 1.00	9,926,072	5.21	9,926,072
1.01 – 2.00	629,164	5.11	629,164
	27,621,765	5.99	27,621,765

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.0565 as of June 30, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2021 and 2020, the Company received aggregate advances of $1,210 and $0 and repaid an aggregate of $4,330 and $0, respectively, to the Company’s Chief Executive Officer. The advances are non-interest bearing and due on demand. As of June 30, 2021 and December 31, 2020, the Company owed $68 and $3,187, respectively, in advances to the Company’s Chief Executive Officer (See Note 5).

During the six months ended June 30, 2021 and 2020, the Company received aggregate proceeds of $357,053 and $0, respectively, and repaid $0 from the issuance of non-convertible notes to the Company’s Chairman of the Board and Empires Services, Inc. The non-convertible notes bear interest from 15% to 20% and have maturity dates ranging from January 31, 2021 through September 30, 2021. For those notes in default, the interest rate increases to 35% per annum from the date of default. As of June 30, 2021 and December 31, 2020, the Company owed $357,053 and $0, respectively, in non-convertible notes payable to the Company’s Chief Executive Officer and Empire Services, Inc. (See Note 5).

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the unaudited condensed consolidated financial statements are issued.

From July 1 to August 20, 2021 the Company received aggregate proceeds of $114,996 from the issuance of a non-convertible note to the Company’s Chairman of the Board and Empires Services, Inc.

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

Overview

MassRoots, Inc. was formed in April 2013 as a technology platform for the cannabis industry. The Company has recently shifted its focus to developing cloud-based solutions to deliver informative content and improve operating efficiencies. The Company’s long-term strategy has been transformed accordingly, and MassRoots believes this shift could be accretive to shareholder value. Additionally, we plan to monetize our existing social media accounts such as YouTube Channel, which has 273,000 subscribers, through product placements and sponsorships. Management believes that our YouTube Channel has a large and diverse following while our Instagram account is followed by 378,000 users.

Our Strategy

Our primary business objective is to develop revenue generating channels. Currently, we are considering various strategies to achieve such objective including acquisitions, dispositions, mergers, or other business combinations with one or more targets. The management of the Company believes that such approach may be especially relevant in the current state of the marketplace and continues to explore strategic opportunities that would further the business of the Company. A recently executed letter of intent with Empire Services, Inc. (“Empire”) to acquire the entirety of issued and outstanding equity of Empire is the primary focus of the management of the Company at the moment. Further, the Company is currently taking affirmative steps to effect the non-binding provisions of the letter of intent with Empire in the absence of definitive agreement, which is considered the best course of action by the management of the Company.

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

For the Three Months Ended June 30, 2021 and 2020

	For the three months ended
	June 30, 2021	June 30, 2020	$ Change	% Change
Revenue	$79	$-	$79	-

Operating Expenses	499,365	276,791	222,574	80.4%

Loss from Operations	(499,286)	(276,791)	(222,495)	80.4%

Other Income (Expense)	37,942,273	(79,852,494)	117,794,767	(147.5)%

Net Income (Loss) Available to Common Stockholders	$23,782,905	$(80,129,285)	$103,912,190	(129.6)%

Revenues

For the three months ended June 30, 2021 and 2020, we generated revenues of $79 and $0, respectively, an increase of $79 primarily due to the relaunch of product placements on the Company’s YouTube and social media channels.

Operating Expenses

For the three months ended June 30, 2021 and 2020, our operating expenses were $499,365 and $276,791, respectively, an increase of $222,574. This increase was attributable to an increase in advertising expenses from $0 for the three months ended June 30, 2020 to $4,150 for the same period in 2021, an increase of $4,150. There was a decrease in payroll and related expenses of $13,778 due to reduction in the number of employees, as payroll and related expenses decreased to $79,377 for the three months ended June 30, 2021 from $93,155 for same period in 2020. Other general and administrative expenses increased by $232,202 from $183,636 for the three months ended June 30, 2020, to $415,838 for the three months ended June 30, 2021. This increase was attributable to higher travel and legal costs for the three months ended June 30, 2021 as compared to the same period in 2020.

Loss from Operations

During the three months ended June 30, 2021, we incurred losses of $499,286 from operations, as compared to losses of $276,791 during the same period in 2020, a difference of $222,495, for the reasons stated above.

Other Income (Expense)

For the three months ended June 30, 2021 and 2020, the Company recorded interest expense of $398,011 and $1,063,357, respectively, primarily related to Company’s convertible notes. The Company recorded $0 and a $1,232 loss on the conversion of convertible notes payable for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, the Company recorded a $52,508 loss and a $61,818 gain, respectively, on the change in fair value of derivative liabilities. For the three months ended June 30, 2021 and 2020, the Company recorded $132,821,830 and $78,849,723 in losses, respectively, of the change in the fair value of the derivative liability for the authorized shares shortfall. The Company recorded a $170,085,696 gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable during the three months ended June 30, 2021, as compared to $0 during the same period in 2020. There was a $192,521 gain on the forgiveness of debt for the three months ended June 30, 2021, as compared to $0 during the same period in 2020.

Net Income (Loss) Available to Common Stockholders

For the three months ended June 30, 2021, we had income available to common stockholders of $23,782,905 as compared to a net loss of $80,129,285 for the same period in 2020, a difference of $103,912,190 for the reasons discussed above.

For the Six Months Ended June 30, 2021 and 2020

	For the six months ended
	June 30, 2021	June 30, 2020	$ Change	% Change
Revenue	$1,606	$-	$1,606	-

Operating Expenses	802,640	488,119	314,521	64.4%

Loss from Operations	(801,034)	(488,119)	(312,915)	64.1%

Other Income (Expense)	12,188,924	(111,594,062)	123,782,986	(110.9)%

Net Income (Loss) Available to Common Stockholders	$(23,411,033)	$(207,085,114)	$183,674,081	88.7%

Revenues

For the six months ended June 30, 2021 and 2020, we generated revenues of $1,606 and $0, respectively, an increase of $1,606 primarily due to the relaunch of product placements on the Company’s YouTube and social media channels.

Operating Expenses

For the six months ended June 30, 2021 and 2020, our operating expenses were $802,640 and $488,119, respectively, an increase of $314,521. This increase was attributable to an increase in advertising expenses from $0 for the six months ended June 30, 2020 to $22,703 for the same period in 2021, an increase of $22,703. There was a decrease in payroll and related expenses of $16,981 due to reduction in the number of employees, as payroll and related expenses decreased to $158,910 for the six months ended June 30, 2021 from $175,891 for same period in 2020. Other general and administrative expenses increased by $308,502 from $312,228 for the six months ended June 30, 2020, to $620,730 for the six months ended June 30, 2021. This increase was attributable to higher travel and legal costs for the six months ended June 30, 2021 as compared to the same period in 2020.

Loss from Operations

During the six months ended June 30, 2021, we incurred losses of $801,034 from operations, as compared to losses of $488,119 during the same period in 2020, a difference of $312,915, for the reasons stated above.

Other Income (Expense)

For the six months ended June 30, 2021 and 2020, the Company recorded interest expense of $968,159 and $2,005,006, respectively, primarily related to Company’s convertible notes. The Company recorded a $880 loss and $882 gain on the conversion of convertible notes payable for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded a $300,885 and a $388,880 gain, respectively, on the change in fair value of derivative liabilities. For the six months ended June 30, 2021 and 2020, the Company recorded $162,275,278 and $109,978,818 loss, respectively, of changes in the fair value of the derivative liability for the authorized shares shortfall. The Company recorded a $174,939,835 gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable during the six months ended June 30, 2021, as compared to $0 during the same period in 2020. There was a $192,521 gain on the forgiveness of debt for the six months ended June 30, 2021, as compared to $0 during the same period in 2020.

Net Income (Loss) Available to Common Stockholders

For the six months ended June 30, 2021, we had net losses available to common stockholders of $23,411,033 as compared to a net loss of $207,085,114 for the same period in 2020, a difference of $183,674,081 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the six months ended June 30, 2021 and 2020 was $385,658 and $492,544, respectively. This $106,886 decrease was primarily caused by an increase in accounts payable and accrued expenses, accrued payroll and related expenses, and prepaid expenses. Net cash used in operations for the six months ended June 30, 2020 was primarily based on the loss for the six months ended June 30, 2020, partially offset by the increases in accounts payable and accrued payroll.

Net cash provided by financing activities for the six months ended June 30, 2021 and 2020 was $385,434 and $492,074, respectively. During the six months ended June 30, 2021, these funds were derived mainly from proceeds related to the issuance of preferred shares and non-convertible notes. During the six months ended June 30, 2020, net cash provided by financing activities was derived from the issuance of convertible notes, offset by repayment of non-convertible notes.

Capital Resources

As of June 30, 2021, the Company had cash of $1,261 and working capital deficit (current liabilities in excess of current assets) of $24,482,427. During the six months ended June 30, 2021, the net loss available to common stockholders was $23,411,033 and net cash used in operating activities was $385,434. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the condensed consolidated financial statements. Our primary source of operating funds since inception has been cash proceeds from the public and private placements of our securities, including debt securities, and proceeds from the exercise of warrants and options. We have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital through public or private equity offerings, debt financings or other sources; however, financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy and we may be forced to curtail or cease operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the Company’s CEO (the principal executive officer) and CFO (the principal financial officer) concluded that the Company’s disclosure controls and procedures as of June 30, 2021 were not effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As disclosed in Note 8 to the Company’s Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters and there have been no material developments since December 31, 2020 with respect to our legal proceedings, except as described in Note 8. The disclosures set forth in Note 8 relating to certain legal matters are incorporated herein by reference.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item 1A. Please see the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on April 16, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 2, 2021, the Company issued 1,006,250 shares of the Company’s common stock previously recorded as to be issued as of December 31, 2020.

On June 6, 2021, the Company awarded an aggregate of 2,175,431 fully-vested shares of common stock, having a fair value of $166,855, for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have enough authorized and unissued shares of common stock to convert all of the convertible promissory notes into shares of common stock. As a result of this authorized shares shortfall, all of the convertible notes payable, including those where the maturity date has not yet been reached, are in default. Accordingly, (i) interest has been accrued at the default interest rate, if applicable, and (ii) the embedded conversion option has been accounted for, at fair value, as a derivative liability The Company has recorded the full value of the principal, default penalties, and interest as current liabilities, as fully described in “Note 9 - Convertible Notes Payable” in the Company’s notes to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q. The amount of principal in default pursuant to the convertible notes is $3,063,970 as of June 30, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b) Exhibit Index

No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 19, 2018)
3.2	Bylaws of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.3	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017)
3.4	Certificate of Designations, Preferences and Rights of the Series A Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
3.5	Certificate of Designations, Preferences and Rights of the Series B Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
3.6	Certificate of Designations, Preferences and Rights of the Series C Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 22, 2019)
3.7	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Preferred Stock (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on July 16, 2020)
3.8	Certificate of Designations, Preferences and Rights of the Series X Convertible Preferred Stock. (Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 18, 2020)
3.9	Certificate of Designations, Preferences and Rights of the Series Y Preferred Stock (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 16, 2021)
3.10	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series X Convertible Preferred Stock filed with the Secretary of State on May 24, 2021 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 25, 2021)
3.11	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series Y Convertible Preferred Stock filed with the Secretary of State on December 30, 2020 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 25, 2021)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSROOTS, INC.

Date: August 23, 2021	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Executive Officer (Principal Executive Officer)

Date: August 23, 2021	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Financial Officer (Principal Financial and Accounting Officer)