Form 10-Q
period 2021-09-30
MassRoots, Inc.
filed 2021-11-22
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-55431

MASSROOTS, INC.

(Exact name of business as specified in its charter)

Delaware	46-2612944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 Suburban Drive, Suffolk, VA	23434
(Address of principal executive offices)	(Zip code)

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

As of November 22, 2021, there were 994,871,337 shares of the registrant’s common stock issued and outstanding.

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

-ii-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASSROOTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$1,082	$1,485
Prepaid expenses	-	97,132
Total current assets	1,082	98,617

Total assets	$1,082	$98,617

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,218,421	$4,948,890
Accrued payroll and related expenses	4,037,298	3,864,055
Deferred revenue	25,000	-
Advances	122,000	88,187
Non-convertible notes payable, current portion, net of debt discount of $15,862 and $0, respectively	1,759,589	159,520
Derivative liabilities	4,289,634	25,475,514
Convertible notes payable	3,063,970	3,186,303
Total current liabilities	17,515,912	37,722,469

Non-convertible notes payable, net of debt discount of $1,636 and $0, respectively	128,857	60,000
PPP note payable	-	50,000
Total liabilities	17,644,769	37,832,469

Commitments and contingencies (See Note 8)

Stockholders' deficit:
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series X, $0.0001 par value, $20,000 stated value, 100 shares authorized; 26.05 and 16.05 shares issued and outstanding, respectively	-	-
Preferred stock - Series Y, $0.001 par value, $20,000 stated value, 1,000 shares authorized; 720.515674 and 654.781794 shares issued; 720.515674 and 626.995464 shares outstanding, and 0 and 27.78633 to be issued, respectively	1	1
Preferred stock - Series Z, $0.001 par value, $20,000 stated value, 500 shares authorized; 500 and 0 shares issued; 0 and 0 shares outstanding, and 500 and 0 to be issued, respectively	1	-
Preferred stock - Series C, $0.001 par value, 1,000 shares authorized; 1,000 shares issued and outstanding	1	1
Preferred stock - Series A, $0.001 par value, 6,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock - Series B, $0.001 par value, 2,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001par value, 1,200,000,000 shares authorized; 499,871,337 and 493,726,405 shares issued and outstanding, respectively	499,871	493,727
Common stock to be issued, 906,373,564 and 907,379,814 shares, respectively	906,374	907,380
Additional paid in capital	299,667,352	283,024,527
Discount on preferred stock	-	(20,973,776)
Accumulated deficit	(318,717,287)	(301,185,712)
Total stockholders' deficit	(17,643,687)	(37,733,852)

Total liabilities and stockholders' deficit	$1,082	$98,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$54	$2,316	$1,660	$2,316

Operating Expenses:
Cost of revenues	-	150	297	150
Advertising	(4,578)	43,020	18,125	43,020
Payroll and related expense	66,693	63,879	225,603	239,770
Other general and administrative expenses	333,197	101,189	953,927	413,417
Total Operating Expenses	395,312	208,238	1,197,952	696,357

Loss From Operations	(395,258)	(205,922)	(1,196,292)	(694,041)

Other Income (Expense):
Interest expense	(699,254)	(1,602,204)	(1,667,413)	(3,607,210)
Change in derivative liability for authorized shares shortfall	2,641,481	66,572,635	(159,633,797)	(43,406,183)
Change in fair value of derivative liabilities	-	(85,287)	300,885	303,593
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	4,332,489	-	179,272,324	-
Gain on forgiveness of debt	-	-	192,521	-
Gain (loss) on conversion of convertible notes	-	-	(880)	882
Total Other Income (Expense)	6,274,716	64,885,144	18,463,640	(46,708,918)

Net Income (Loss) Before Income Taxes	5,879,458	64,679,222	17,267,348	(47,402,959)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Income (Loss)	5,879,458	64,679,222	17,267,348	(47,402,959)

Deemed dividend resulting from amortization of preferred stock discount	-	-	(34,798,923)	-
Deemed dividend from warrant price protection	-	-	-	(95,002,933)

Net Income (Loss) Available to Common Stockholders	$5,879,458	$64,679,222	$(17,531,575)	$(142,405,892)

Net Income (Loss) Per Common Share:
Basic	$-	$0.05	$(0.01)	$(0.10)
Diluted	$-	$-	$(0.01)	$(0.10)

Weighted Average Common Shares Outstanding:
Basic	1,406,244,901	1,401,226,219	1,405,511,082	1,387,478,585
Diluted	9,450,619,151	40,198,748,273	1,405,511,082	1,387,478,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(unaudited)

	Preferred Stock										Common Stock		Additional	Discount on
	Series X		Series Y		Series Z		Series C		Common Stock		to be Issued		Paid	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Total

Balance at June 30, 2021 (unaudited)	26.05	$-	720.515674	1	-	-	1,000	$1	499,871,337	$499,871	906,373,564	906,374	$298,648,071	$-	$(324,596,745)	$(24,542,427)
Series Z preferred shares issued as equity kicker for note payable	-	-	-	-	250	-	-	-	-	-	-	-	387,262	-	-	387,262
Series Z preferred shares issued as part of settlement agmt	-	-	-	-	250	1	-	-	-	-	-	-	632,019	-	-	632,020
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	5,879,458	5,879,458
Balance at September 30, 2021 (unaudited)	26.05	$-	720.515674	1	500	1	1,000	$1	499,871,337	$499,871	906,373,564	906,374	$299,667,352	$-	$(318,717,287)	$(17,643,687)

	Preferred Stock										Common Stock		Additional	Discount on
	Series X		Series Y		Series Z		Series C		Common Stock		to be Issued		Paid	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Total

Balance at December 31, 2020	16.05	$-	654.781794	1	-	-	1,000	$1	493,726,405	$493,727	907,379,814	907,380	$283,024,527	$(20,973,776)	$(301,185,712)	$(37,733,852)
Issuance of common shares previously to be issued	-	-	-	-	-	-	-	-	1,006,250	1,006	(1,006,250)	(1,006)	-	-	-	-
Issuance of common shares for services rendered	-	-	-	-	-	-	-	-	2,175,431	2,175	-	-	164,680	-	-	166,855
Common shares issued upon conversion of convertible notes	-	-	-	-	-	-	-	-	4,448,251	4,448	-	-	128,554	-	-	133,002
Cancelation of common shares and warrants in exchange for cash paid per cancelation agreement	-	-	-	-	-	-	-	-	(1,485,000)	(1,485)	-	-	(9,515)	-	-	(11,000)
Sale of Series X preferred shares	10.00	-	-	-	-	-	-	-	-	-	-	-	200,000	-	-	200,000
BCF recognized upon issuance of Series X preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	2,852,500	(2,852,500)	-	-
Series Y preferred shares issued in exchange for convertible notes, accrued interest and warrants	-	-	65.733880	-	-	-	-	-	-	-	-	-	1,314,678	-	-	1,314,678
BCF recognized upon issuance of Series Y preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	10,972,647	(10,972,647)	-	-
Deemed dividend resulting from amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	-	-	-	34,798,923	(34,798,923)	-
Series Z preferred shares issued as equity kicker for note payable	-	-	-	-	250	-	-	-	-	-	-	-	387,262	-	-	387,262
Series Z preferred shares issued as part of settlement agmt	-	-	-	-	250	1	-	-	-	-	-	-	632,019	-	-	632,020
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	17,267,348	17,267,348
Balance at September 30, 2021 (unaudited)	26.05	$-	720.515674	1	500	1	1,000	$1	499,871,337	$499,871	906,373,564	906,374	$299,667,352	$-	$(318,717,287)	$(17,643,687)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(unaudited)

	Preferred Stock						Common Stock		Additional
	Series B		Series C		Common Stock		to be Issued		Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2020 (unaudited)	-	$-	1,000	$1	493,726,405	$493,727	907,499,814	$907,500	246,665,759	(396,647,339)	$(148,580,352)
Net income	-	-	-	-	-	-	-	-	-	64,679,222	64,679,222
Balance at September 30, 2020 (unaudited)	-	$-	1,000	$1	493,726,405	$493,727	907,499,814	$907,500	246,665,759	(331,968,117)	$(83,901,130)

	Preferred Stock						Common Stock		Additional
	Series B		Series C		Common Stock		to be Issued		Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2019	-	$-	1,000	$1	384,266,948	$384,267	944,659,814	$944,660	151,364,371	(189,562,225)	$(36,868,926)
Issuance of common shares previously to be issued	-	-	-	-	37,160,000	37,160	(37,160,000)	(37,160)	-	-	-
Common shares issued upon conversion of convertible notes and accrued interest	-	-	-	-	72,368,457	72,369	-	-	298,386	-	370,755
Common shares contributed back to the Company and promptly retired	-	-	-	-	(69,000)	(69)	-	-	69	-	-
Deemed dividend related to warrant price protection	-	-	-	-	-	-	-	-	95,002,933	(95,002,933)	-
Net loss	-	-	-	-	-	-	-	-	-	(47,402,959)	(47,402,959)
Balance at September 30, 2020 (unaudited)	-	$-	1,000	$1	493,726,405	$493,727	907,499,814	$907,500	246,665,759	(331,968,117)	$(83,901,130)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:	3
Net income (loss)	$17,267,348	$(47,402,959)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(300,885)	(303,593)
Change in derivative liability for authorized shares shortfall	159,633,797	43,406,183
Interest and amortization of debt discount	1,665,813	3,607,210
(Gain) loss on conversion of convertible notes payable	880	(882)
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	(179,272,324)	-
Gain on forgiveness of debt	(192,521)	-
Share-based compensation	166,855	-
Changes in operating assets and liabilities:
Prepaid expenses	97,132	1,975
Accounts payable and accrued expenses	187,022	(119,176)
Accrued payroll and related expenses	173,243	94,180
Deferred revenue	25,000	-
Net cash used in operating activities	(548,640)	(717,062)

Cash flows from financing activities:
Bank overdrafts	-	(13,678)
Proceeds from sale of Series X preferred shares	200,000	-
Proceeds from issuance of convertible notes payable	-	637,000
Proceeds from issuance of non-convertible notes payable	1,515,424	132,911
Repayment of non-convertible notes payable	(25,000)	(39,641)
Proceeds from advances	53,991	-
Repayments of advances	(20,178)	-
Cash paid in settlement of debt and warrants	(1,176,000)	-
Net cash provided by financing activities	548,237	716,592

Net decrease in cash	(403)	(470)

Cash, beginning of period	1,485	1,120

Cash, end of period	$1,082	$650

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,600	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Amortization of discount on preferred stock	$34,798,923	$-
Common shares issued upon conversion of convertible notes and accrued interest	$133,002	$370,755
Series Y preferred shares issued as settlement for convertible notes payable, accrued interest and warrants	$1,314,678	$-
Issuance of common shares previously to be issued	$1,006	$37,160
Common shares contributed back to the Company and promptly retired	$-	$69
Deemed dividend related to warrant price protection	$-	$95,002,933
Derivative liability recognized as debt discount on newly issued convertible notes	$-	$528,076
Reclassify accrued interest to convertible notes payable	$93,685	$-
Reduction of derivative liabilities stemming from settlement of convertible notes payable, accrued interest and warrants in exchange for Series Y preferred shares	$4,834,911	$-
Reduction of derivative liabilities stemming from settlement of convertible notes payable and accrued interest and cancelation of common shares and warrants for cash	$169,815,037	$-
Series Z preferred shares issued as equity kicker for note payable	$387,262	$-
Series Z preferred shares issued as part of settlement agreement	$632,020	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSROOTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three and nine months ended September 30, 2021 and 2020, its cash flows for the nine months ended September 30, 2021 and 2020, and its financial position as of September 30, 2021 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2021, the Company had cash of $1,082 and a working capital deficit (current liabilities in excess of current assets) of $17,514,830. During the nine months ended September 30, 2021, the net loss available to common stockholders was $17,531,575 and net cash used in operating activities was $548,640. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

During the nine months ended September 30, 2021, the Company received proceeds of $200,000 and $1,515,424 from the issuance of preferred shares and non-convertible notes, respectively. The Company does not have sufficient cash to fund operations for the next fiscal year.

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

Cash

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2021 and December 31, 2020, the uninsured balances amounted to $0.

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

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $18,125 and $43,020 for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of shares of common stock, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of September 30, 2021 and December 31, 2020 using the applicable classification criteria enumerated under ASC 815, “Derivatives and Hedging.” The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands. As such, the Company is required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period. The Company also records derivative liabilities for instruments, including convertible notes, preferred stock, and warrants, in which the Company does not have sufficient authorized shares to cover the conversion of these instruments into shares of common stock.

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30,	September 30,
	2021	2020
Shares of common stock issuable upon conversion of convertible notes	226,347,786	5,722,267,406
Options to purchase shares of common stock	27,621,765	27,621,765
Warrants to purchase shares of common stock	11,575,000	17,161,702,276
Shares of common stock issuable upon conversion of preferred stock	7,817,778,624	18,017,191,930
Total potentially dilutive shares	8,083,323,175	40,928,783,377

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2021 and December 31, 2020 is summarized as follows:

	September 30, 2021	December 31, 2020
Computers	$6,366	$6,366
Office equipment	17,621	17,621
Subtotal	23,987	23,987
Less accumulated depreciation	(23,987)	(23,987)
Property and equipment, net	$-	$-

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $0.

NOTE 5 – ADVANCES, NON-CONVERTIBLE NOTES PAYABLE AND PPP NOTE PAYABLE

Advances

During the nine months ended September 30, 2021 and 2020, the Company received aggregate proceeds from non-interest bearing advances of $53,991 and $0 and repaid an aggregate of $20,178 and $0, respectively, of advances. Included in the nine months ended September 30, 2021 were $2,091 of advances from and $5,278 of repayments to the Company’s Chief Information Officer and $25,000 of advances from Empire Services, Inc. (See Note 14). The remaining advances are primarily for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of September 30, 2021 and December 31, 2020, the Company owed $122,000 and $88,187 in principal and $4,000 and $0 in accrued interest, respectively, on advances.

Non-Convertible Notes Payable

During the nine months ended September 30, 2021 and 2020, the Company received proceeds from the issuance of non-convertible notes of $1,515,424 and $132,911 and repaid an aggregate of $25,000 and $39,641, respectively, of non-convertible notes. Included in the nine months ended September 30, 2021 and 2020 were $1,515,424 and $20,520, respectively, of advances from and $0 of repayments to the Company’s Chief Executive Officer and Empires Services, Inc., (See Note 14). The non-convertible notes have maturity dates ranging from March 31, 2019 to June 24, 2023 and accrue interest at rates ranging from 0% to 35% (default interest rate) per annum.

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

On June 25, 2021, a law firm the Company formerly used received an arbitration award of $459,251 for unpaid legal bills. On September 23, 2021, the Company entered into a Resolution Agreement to settle the arbitration award for an aggregate of $275,000 to be paid as follows: (i) $25,000 by September 30, 2021; (ii) $15,000 per month by the last day of each month from October 2021 through January 2023; and (iii) $10,000 by February 28, 2023. The Company imputed an interest rate of 10% and discounted the note accordingly. The imputed debt discount of $17,991 is being amortized to interest expense over the term of the note. The Company recognized a $202,242 gain on settlement. As of September 30, 2021, the remaining carrying value of the note was $232,502, net of debt discount of $17,498.

As of September 30, 2021 and December 31, 2020, the Company owed principal of $1,888,446 and $219,520 (of which $128,857 and $60,000 is long-term), net of debt discount of $17,498 and $0, and accrued interest of $372,480 and $251,612, respectively, on non-convertible notes.

PPP Note Payable

On May 4, 2020, the Company received proceeds of $50,000 from a PPP note. The note had a maturity date of May 4, 2022 and bore 1% interest per annum. On April 6, 2021, the Small Business Administration forgave the Company’s Paycheck Protection Program loan in the principal amount of $50,000 and accrued interest of $466, resulting in gain on forgiveness of debt of $50,466. As of September 30, 2021 and December 31, 2020, the Company owed $0 and $50,000 in principal and $0 and $330 in accrued interest, respectively, on this note.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2021 and December 31, 2020, the Company owed accounts payable and accrued expenses of $4,218,421 and $4,948,890, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

NOTE 7 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018 through 2021. As of September 30, 2021 and December 31, 2020, the Company owed payroll tax liabilities, including penalties, of $4,037,298 and $3,864,055, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities. The Company expects to settle these liabilities during 2022.

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

On April 30, 2021, the Company entered into a settlement agreement (the “Settlement”) with PowerUp by accepting an offer communicated to the Company via electronic mail. In accordance with the terms of the Settlement, PowerUp, the judgment creditor of a judgment against the Company and Isaac Dietrich, the Company’s Chief Information Officer and director, in the total amount of $350,551.10 entered in the Office of the Clerk of the County of Nassau on February 23, 2021 (the “Judgement”), agreed to a settlement and filing of a satisfaction of judgment in consideration of receipt of the sum of $150,000.00 (the “Settlement Amount”) on April 30, 2021. The Company accepted the aforementioned offer by remitting the Settlement Amount timely and in full. Accordingly, a satisfaction of Judgment was filed by PowerUp with the Office of the Clerk of the County of Nassau on May 3, 2021.

Sheppard Mullin’s Demand for Arbitration

On December 1, 2020, Sheppard, Mullin, Richter& Hampton LLP (“Sheppard Mullin”), the Company’s former securities counsel, filed a demand for arbitration at JAMS in New York, New York against the Company, alleging the Company’s breach of an engagement agreement dated January 4, 2018, and a failure of the Company to pay $487,390.73 of outstanding legal fees to Sheppard Mullin. Sheppard Mullin was awarded $459,251 in unpaid legal fees, disbursements and interest on June 25, 2021. A judgement confirming the arbitration award was entered on September 8, 2021 in the Federal District Court located in Denver, Colorado.

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company. Under the terms of the Resolution Agreement, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. The Company has made both the September and October 2021 payments.

Rother Investments’ Petition

On October 28, 2020, Rother Investments, LLC (“Rother Investments”) filed a complaint in the District Court of 419th Judicial District, Travis County, Texas against the Company, alleging the Company’s default under a certain promissory note (the “Rother Investments Note”) in payment of the outstanding principal amount and interest under the Note, as described in the complaint. Rother Investments seeks to collect the amount of $124,750 as of the date of the complaint with late fees continuing to accrue on a daily basis, monetary relief of over $100,000 but not more than $200,000 pursuant to Tex. R. Civ. P. 47(c)(3), court’s costs and attorney’s fees, pre-judgment and post-judgment interest, and such other relief as the court deems appropriate. On May 19, 2021, Rother Investments, LLC received a default judgment against the Company in the amount of $144,950. On June 17, 2021, MassRoots filed a motion to set aside default and motion for new trial asserting it was improperly served. On July 20, 2021, the court granted the Company’s motion finding and ordered a new trial of the matter.

Trawick’s Complaint

As previously reported by the Company in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2021, on or about January 25, 2021, Travis Trawick (“Trawick”) filed a complaint (“Trawick’s Lawsuit”) against the Company and Isaac Dietrich, the Company’s Chief Information Officer and director, in the Circuit Court for the City of Virginia Beach, Virginia (the “Court”), asserting the Company’s failure to remit payments under the certain promissory note, as subsequently amended and modified, and ancillary documents thereto (collectively, the “Note”), and Mr. Dietrich’s failure to fulfill its obligations, as the guarantor, under the Note.

On May 4, 2021, Trawick requested that the Clerk of the Court filed for entry an order to dismiss Trawick’s Lawsuit with prejudice.

Iroquois Master Fund

On June 30, 2021, the Company received an e-mail containing a demand (the “Demand”) for arbitration (the “Arbitration”) at American Arbitration Association in Denver, Colorado, by Iroquois Master Fund Ltd. (“Iroquois”) against the Company, Isaac Dietrich and Danny Meeks, the Company’s directors, and Empire Services, Inc. (“Empire”). The Demand alleges breach of contract and various related state law claims against the defendants, and sought, inter alia, specific performance of the subject warrant, damages in an amount not less than $12 million, equitable relief, and attorney’s fees for the Company’s alleged failure to reserve more than 150 million shares of common stock that Iroquois is allegedly entitled to in connection with the exercise of a certain warrant issued by the Company on July 21, 2017, and subsequently purchased by Iroquois from an unrelated third party. As a result of a legal action commenced by Isaac Dietrich, Danny Meeks, and Empire (See – “Litigation” below), Iroquois informed the American Arbitration Association (the arbitral body overseeing the Arbitration) that it would (i) dismiss the Counterclaim Defendants from the Arbitration without prejudice, (ii) assert its claims against Isaac Dietrich, Danny Meeks, and Empire the in the action commended by them, and (iii) proceed with the Arbitration with respect to the Company only.

Litigation

On July 21, 2021, in response to the Demand, Isaac Dietrich, Danny Meeks, and Empire, filed a complaint (the “Complaint”) against Iroquois in the United States District Court of the Southern District of New York alleging that the aforementioned plaintiffs were not parties to the warrant the Demand based on, and as such, the Demand could not have brought against them. Declaratory relief and injunctive relief were sought in the Complaint. On August 20, 2021, Iroquois submitted an answer with counterclaims stating that Iroquois informed the American Arbitration Association (the arbitral body overseeing the Arbitration) that it would (i) dismiss the Counterclaim Defendants from the Arbitration without prejudice, (ii) assert its claims against Isaac Dietrich, Danny Meeks, and Empire the in the action commended by them, and (iii) proceed with the Arbitration with respect to the Company only. In its answer, Iroquois made allegations substantially similar to the claims made in the Arbitration, asserted defenses, and requested an award in not less than $12 million against Demand, Isaac Dietrich, Danny Meeks, and Empire, an entry of an award of a constructive trust against them, and costs and expenses, including its reasonable attorneys’ fees, incurred in prosecuting said action and the Arbitration.

Settlement

On September 30, 2021, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Iroquois; Dietrich; Meeks; and Empire. Pursuant to the Settlement Agreement, in exchange for terminating any duties owed by the Company to Iroquois under the Warrant, the Company agreed to pay, on its own behalf and on behalf of Dietrich, Meeks, and Empire, one million dollars ($1,000,000) and issue shares of the Series Z Convertible Preferred Stock, par value $0.001 per share (the “Series Z”), sufficient in number such that if they are converted into the Company’s common stock, par value $0.001 per share (“Common Stock”) by Iroquois, such shares of Common Stock will be equal in number to 9.99% of the issued and outstanding shares of Common Stock at the time of such conversion.

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

In connection with the December 2018 note, the Company also entered into a security agreement (the “Security Agreement”) on the closing date pursuant to which the Company granted the investor a security interest in the Collateral (as defined in the Security Agreement). On July 16, 2019, the Company received a notice from the noteholder indicating that events of default had occurred and asserting default penalties of $761,330. During the year ended December 31, 2019, the noteholder converted $345,000 of principal into an aggregate of 53,522,295 shares of common stock. During the year ended December 31, 2020, (i) the noteholder converted $37,000 of principal into an aggregate of 31,109,551 shares of common stock; and (ii) $1,049,329 of accrued interest was reclassified to the principal balance of this note. On January 20, 2021, the noteholder converted $13,345 of principal into an aggregate of 4,448,251 shares of common stock, having a fair value of $133,002, resulting in a reduction of the derivative liability by $118,778 and a loss on conversion of $880. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $2,878,985 and $2,892,330, respectively. As of September 30, 2021 and December 31, 2020, accrued interest payable of $1,575,001 and $1,073,809, respectively, was outstanding on the note.

On January 25, 2019, the Company issued a convertible promissory note in the principal amount of $55,000 (including original issuance discount of $5,000) that matured July 25, 2019 and bearing a one-time interest fee of 10%. The investor has the right to convert the Outstanding Balance (as defined in the note) of the note at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.075 per share, subject to adjustment; and (b) the Market Price (as defined in the note), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the note). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. On May 19, 2021, the investor received a default judgment against the Company in the amount of $144,950. In accordance with the judgment, commencing May 19, 2021, the Company began accruing interest at the rate of 18% per annum. On June 17, 2021, the Company filed a motion to set aside default and motion for new trial asserting it was improperly served. On July 20, 2021, the court granted the Company’s motion finding and ordered a new trial of the matter. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $148,685 and $55,000, respectively. As of September 30, 2021 and December 31, 2020, accrued interest payable of $0 and $92,600, respectively, was outstanding on the note (See Note 8 – Rother Investments’ Petition).

From January to June 2019, the Company issued convertible promissory notes in the aggregate principal amount of $389,000 (including aggregate original issuance discount of $39,000) that matured at dates ranging from July 15, 2019 to June 6, 2020 and accruing interest at rates ranging from 5% to 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.075 per share, subject to adjustment; and (b) the Market Price (as defined in the notes), or a combination thereof. Upon the occurrence of an event of default, the investors may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the notes). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. In January 2020, one of the promissory notes was amended whereby the conversion price for $9,202 which is a portion of the principal amount of the note was amended to $0.0004 per share. The amendment was deemed a debt modification and accounted for accordingly. During the year ended December 31, 2019, the noteholders converted $31,180 of principal and $8,000 of accrued interest into an aggregate of 10,000,000 shares of common stock. During the year ended December 31, 2020, one of the holders converted $24,826 of principal into an aggregate of 35,005,850 shares of common stock; and one of the holders converted $168,820 of principal and $362,027 of accrued interest into 26.54237 shares of Series Y preferred shares having a stated value of $530,847, resulting in a reduction of the derivative liability by $719,416 and a gain on settlement of $719,416. On April 30, 2021, one of the holders of non-convertible notes entered into an agreement to cancel the entire amount owed to them (including principal of $131,174 and accrued interest of $304,485) in exchange for a cash payment of $150,000 by the Company, resulting in a reduction of the derivative liability of $300,424 and a gain on settlement of debt of $586,083 (See Note 8 – Power Up Lending Group, Ltd. Complaint). On May 1, 2021, one of the holders converted $33,000 of principal and $1,185,200 of accrued interest into 60.91 shares of Series Y preferred shares having a stated value of $1,218,200, resulting in a reduction of the derivative liability by $936,405 and a gain on settlement of $936,405. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the notes was $0 and $164,174, respectively. As of September 30, 2021 and December 31, 2020, accrued interest payable of $0 and $1,191,998, respectively, was outstanding on the notes.

On November 13, 2019, the Company issued three convertible promissory notes in the aggregate principal amount of $108,900, having an aggregate original issuance discount of $9,900, resulting in cash proceeds of $99,000. The notes matured on May 13, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. During the year ended December 31, 2020, two of the holders converted $72,600 of principal and $112,671 of accrued interest into 9.26353 shares of Series Y preferred shares having a stated value of $185,271, resulting in a reduction of the derivative liability by $301,257 and a gain on settlement of $301,257. As of September 30, 2021 and December 31, 2020, the carrying value of the remaining note was $36,300. As of September 30, 2021 and December 31, 2020, accrued interest payable of $87,789 and $57,231, respectively, was outstanding on the remaining note.

On December 6, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $110,000, having an aggregate original issuance discount of $10,000, resulting in cash proceeds of $100,000. The notes matured on June 6, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. During the year ended December 31, 2020, the holders converted $110,000 of principal and $123,451 of accrued interest into 11.67255 shares of Series Y preferred shares having a stated value of $233,451, resulting in a reduction of the derivative liability by $379,600 and a gain on settlement of $379,600. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the notes was $0. As of September 30, 2021 and December 31, 2020, accrued interest payable of $0 was outstanding on the notes.

In December 2019, the Company and the holders of all of the outstanding Series A and Series B Preferred Shares (the “Preferred Shares”) entered into Exchange Agreements whereby 2,800 Series A Preferred Shares and 1,126 Series B Preferred Shares were canceled in exchange for the issuance of an aggregate of $3,500,000 and $1,548,250 of convertible promissory notes, respectively. The notes matured at dates ranging from December 24, 2019 to May 18, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.005 per share, subject to adjustment. In the event of default, the Outstanding Balance shall immediately increase to 130% of the Outstanding Balance and a penalty of $100 per day shall accrue until the default is remedied. For a period of two years from the issuance date, in the event the Company issues or sells any additional shares of common stock or common stock equivalents at a price less than the Conversion Price (as defined in the notes) then in effect (a “Dilutive Issuance”), the Conversion Price of the notes shall be reduced to the Dilutive Issuance Price and the number of shares issuable upon conversion shall be increased on a full ratchet basis. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the year ended December 31, 2019, the noteholders converted $185,500 of principal and $300 of accrued interest into an aggregate of 30,669,903 shares of common stock and 37,160,000 shares of common stock to be issued. During the year ended December 31, 2020, the noteholders converted $31,137 of principal and $128 of accrued interest into an aggregate of 6,253,056 shares of common stock; and the noteholders converted $4,793,113 of principal and $2,564,325 of accrued interest into 367.8719 shares of Series Y preferred shares having a stated value of $7,357,438, resulting in a reduction of the derivative liability by $89,648,951 and a gain on settlement of $89,648,951. On January 7, 2021, a noteholder converted $38,500 of principal and $55,261 of accrued interest into 3.72667 shares of Series Y preferred shares having a stated value of $74,533, resulting in a reduction of the derivative liability by $3,880,958 and a gain on settlement of $3,900,186. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the notes was $0 and $38,500, respectively. As of September 30, 2021 and December 31, 2020, accrued interest payable of $0 and $54,473, respectively, was outstanding on the notes.

From January to September 2020, the Company issued convertible promissory notes in the aggregate principal amount of $700,700, having an aggregate original issuance discount of $63,700, resulting in cash proceeds of $637,000. The notes mature from July 2020 to March 2021 and accrue interest at a rate of 12% per annum. During the first 180 days the notes are outstanding, the Company shall have the right to prepay the notes for an amount equal to 120% (during the first 90 days) or 135% (during the subsequent 90 days) of the Outstanding Balance (as defined in the notes) being prepaid. The investors have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $0.01 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. Notwithstanding the foregoing, upon the occurrence of an event of default, the conversion price for the April 2020 notes, having an aggregate original principal amount of $330,000, shall not be less than $0.001. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. During the year ended December 31, 2020, the noteholders converted $700,700 of principal and $462,763 of accrued interest into 58.17315 shares of Series Y preferred shares having a stated value of $1,163,463, resulting in a reduction of the derivative liability by $1,885,194, a reduction in debt discount by $72,637 and a gain on settlement of $1,812,557. On March 23, 2021, a noteholder converted $21,944 of accrued interest into 1.09721 shares of Series Y preferred shares having a stated value of $21,945, resulting in a reduction of the derivative liability by $17,548 and a gain on settlement of $17,548. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the notes was $0. As of September 30, 2021 and December 31, 2020, accrued interest payable of $0 and $13,844 was outstanding on the notes.

On December 15, 2020, $79,143 of accrued compensation owed to the Company’s former Chief Financial Officer was settled by the issuance of a convertible note in the amount of $64,143, having a maturity date of June 15, 2021 and bearing interest of 12% per annum, resulting in a gain on settlement of accounts payable of $15,000. The holder has the right to convert the Outstanding Balance (as defined in the note) of the note at any time into shares of common stock of the Company at a conversion price of $0.0003 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. As a result of the beneficial conversion feature of the note, debt discount of $64,143 was recognized with a corresponding increase in additional paid-in capital. On December 24, 2020, the holder converted $64,143 of principal into 3.20716 shares of Series Y preferred shares having a stated value of $64,143, resulting in a reduction in debt discount by $60,971 and a loss on settlement of $60,971. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $0. As of September 30, 2021 and December 31, 2020, accrued interest payable of $0 was outstanding on the note.

As of September 30, 2021 and December 31, 2020, the remaining carrying value of the convertible notes was $3,063,970 and $3,186,303, respectively. As of September 30, 2021 and December 31, 2020, accrued interest payable of $1,661,704 and $2,483,955, respectively, was outstanding on the notes.

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

During the nine months ended September 30, 2021, upon issuance of the instruments underlying the derivative liabilities and upon revaluation (immediately prior to conversion of the underlying instrument), the Company estimated the fair value of the embedded derivatives using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 133.69% to 138.77%, (3) risk-free interest rate of 0.01% to 0.14%, and (4) expected life of 0.06 to 1.85 years.

On September 30, 2021, the Company estimated the fair value of the embedded derivatives of $4,289,634 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 137.90%, (3) risk-free interest rate of 0.07% to 0.09%, and (4) expected life of 0.01 to 1.33 years.

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

As of September 30, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis consisted of the following items as of September 30, 2021 and December 31, 2020:

	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$4,289,634	$-	$-	$4,289,634

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$25,475,514	$-	$-	$25,475,514

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2021:

Balance, December 31, 2020	$25,475,514
Transfers out due to conversions of convertible notes, accrued interest and warrants into shares of Series Y preferred stock	(4,834,911)
Transfers out due to conversions of convertible notes and accrued interest into shares of common stock	(118,778)
Transfers out due to cash payments made pursuant to settlement agreements	(175,565,103)
Change in derivative liability due to authorized shares shortfall	159,633,797
Mark to market to September 30, 2021	(300,885)
Balance, September 30, 2021	$4,289,634

Gain on change in derivative liabilities for the nine months ended September 30, 2021	$300,885

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

On July 2, 2019, the Company authorized the issuance of 6,000 Series A preferred stock, par value $0.001 per share. The Series A preferred stock has a $1,250 stated value per share and is convertible into shares of common stock at $0.05 per share, subject to certain adjustments. The Certificate of Designation for the Series A preferred stock was filed on July 9, 2019.

During the periods presented, there were 0 shares of Series A Preferred Stock outstanding.

Series B

On June 24, 2019, the Company authorized the issuance of 2,000 shares of Series B Preferred Stock, par value $0.001 per share. The Series B Preferred Stock has a $1,250 stated value per share and is convertible into shares of common stock at $0.05 per share, subjected to certain adjustments. The Certificate of Designation for the Series B Preferred Stock was filed on July 9, 2019.

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

As of September 30, 2021 and December 31, 2020, there were 1,000 shares of Series C Preferred Stock outstanding.

Series X

On November 23, 2020, the Company authorized the issuance of 100 shares of Series X Preferred Stock, par value $0.0001 per share. The Series X Preferred Stock has a $20,000 stated value per share and is convertible into shares of common stock at $0.002 per share, subjected to certain adjustments. In the event the Company issues or sells any securities with an effective price or exercise or conversion price less than the Conversion Price, the Conversion Price shall be reduced to the sale price or exercise or conversion price of the securities issued or sold. The Certificate of Designation for the Series X Preferred Stock was filed on November 23, 2020.

From November 25 to December 23, 2020, the Company issued an aggregate of 16.05 shares of Series X Preferred Stock for aggregate proceeds of $321,000. Upon each issuance of Series X shares, the conversion price was less than the Company’s stock price. Accordingly, during the year ended December 31, 2020, the Company recognized an aggregate beneficial conversion feature of $454,200 upon issuance of the Series X preferred shares with a $454,200 increase in Discount on preferred stock and a corresponding increase in additional paid-in capital. The preferred stock discount was amortized over 120 days commencing November 25, 2020 (the date of the initial issuance of the Series X preferred shares), which is the maximum amount of time the Company had to conduct a stockholder vote to increase the Company’s authorized shares. Amortization of the preferred stock discount of $46,448 was recognized as a deemed dividend for the year ended December 31, 2020. As of December 31, 2020, unamortized debt discount on Series X Preferred Stock was $407,752.

From February 16 to March 10, 2021, the Company issued an aggregate of 10.00 shares of Series X Preferred Stock for aggregate proceeds of $200,000. Upon each issuance of Series X shares, the conversion price was less than the Company’s stock price. Accordingly, during the nine months ended September 30, 2021, the Company recognized an aggregate beneficial conversion feature of $2,852,500 upon issuance of the Series X preferred shares with a $2,852,500 increase in Discount on preferred stock and a corresponding increase in additional paid-in capital. The preferred stock discount was amortized over 120 days commencing November 25, 2020 (the date of the initial issuance of the Series X preferred shares), which is the maximum amount of time the Company had to conduct a stockholder vote to increase the Company’s authorized shares. Amortization of the preferred stock discount of $3,260,252 was recognized as a deemed dividend for the nine months ended September 30, 2021. As of September 30, 2021, unamortized debt discount on Series X Preferred Stock was $0.

As of September 30, 2021 and December 31, 2020, there were 26.05 and 16.05 shares, respectively, of Series X Preferred Stock outstanding.

Series Y

On December 30, 2020, the Company authorized the issuance of 1,000 shares of Series Y Preferred Stock, par value $0.001 per share. The Series Y Preferred Stock has a $20,000 stated value per share and is convertible into shares of common stock at $0.002 per share, subjected to certain adjustments. In the event the Company issues or sells any securities with an effective price or exercise or conversion price less than the Conversion Price, the Conversion Price shall be reduced to the sale price or exercise or conversion price of the securities issued or sold. The Certificate of Designation for the Series Y Preferred Stock was filed on December 30, 2020.

From December 23 to December 30, 2020, the Company issued 654.781794 shares of Series Y Preferred Stock, having a stated value of $13,095,636, in exchange for convertible notes payable of $5,775,767 (net of debt discount of $133,608), accrued interest of $3,625,237, and 14,765,624,721 warrants. The exchanges resulted in a reduction of derivative liabilities related to the convertible notes and accrued interest of $92,934,419, a reduction of derivative liabilities related to the warrants of $72,892,563, and a net gain on settlement of $162,132,350. Included in the foregoing amounts is 3.20716 shares of Series Y Preferred Stock, having a stated value of $64,143, issued to the Company’s Chief Financial Officer, in exchange for convertible notes of $3,172 (net of debt discount of $60,971), resulting in a loss on settlement of $60,971. Upon each issuance of Series Y shares, the conversion price was less than the Company’s stock price. Accordingly, during the year ended December 31, 2020, the Company recognized an aggregate beneficial conversion feature of $21,594,115 upon issuance of the Series Y preferred shares with a $21,594,115 increase in Discount on preferred stock and a corresponding increase in additional paid-in capital. The preferred stock discount was amortized over 120 days commencing December 23, 2020 (the date of the initial issuance of the Series Y preferred shares), which is the maximum amount of time the Company had to conduct a stockholder vote to increase the Company’s authorized shares. Amortization of the preferred stock discount of $1,028,091 was recognized as a deemed dividend for the year ended December 31, 2020. As of December 31, 2020, unamortized debt discount on Series Y Preferred Stock was $20,566,024.

From January 7 to March 23, 2021, the Company issued 4.82388 shares of Series Y Preferred Stock, having a stated value of $96,478, in exchange for convertible notes payable of $38,500, accrued interest of $77,205, and 131,249,975 warrants. The exchanges resulted in a reduction of derivative liabilities related to the convertible notes and accrued interest of $2,502,223, a reduction of derivative liabilities related to the warrants of $1,396,283, and a net gain on settlement of $3,917,734. On May 1, the Company issued 60.91 shares of Series Y Preferred Stock, having a stated value of $1,218,200, in exchange for a convertible note payable of $33,000 and accrued interest of $1,185,200. The exchange resulted in a reduction of derivative liabilities related to the convertible notes and accrued interest of $936,405, and a net gain on settlement of $936,405. Upon each issuance of Series Y shares, the conversion price was less than the Company’s stock price. Accordingly, during the nine months ended September 30, 2021, the Company recognized an aggregate beneficial conversion feature of $10,972,647 upon issuance of the Series Y preferred shares with a $10,972,647 increase in Discount on preferred stock and a corresponding increase in additional paid-in capital. The preferred stock discount was amortized over 120 days commencing December 23, 2020 (the date of the initial issuance of the Series Y preferred shares), which is the maximum amount of time the Company had to conduct a stockholder vote to increase the Company’s authorized shares. Amortization of the preferred stock discount of $31,538,671 was recognized as a deemed dividend for the nine months ended September 30, 2021. As of September 30, 2021, unamortized debt discount on Series Y Preferred Stock was $0.

On March 17, 2021, the Company issued 27.78633 shares of Series Y Preferred Stock that were recorded as to be issued as of December 31, 2020.

As of September 30, 2021 and December 31, 2020, there were 720.515674 and 626.995464 shares of Series Y Preferred Stock outstanding and 0 and 27.78633 shares to be issued, respectively.

Series Z

On September 30, 2021, the Company authorized the issuance of 500 shares of Series Z Preferred Stock, par value $0.001 per share. The Series Z Preferred Stock has a $20,000 stated value per share and all 500 Series Z preferred shares, in aggregate, are convertible into 19.98% of the issued and outstanding common shares of the Company (post conversion). The conversion rate is applicable on a pro rata basis to each share of Series Z Preferred Stock upon conversion. This anti-dilutive conversion feature is in effect until such time an S-1 Registration Statement is declared effective by the SEC in conjunction with a NASDAQ listing.

On September 30, 2021, the Company entered into a Series Z Preferred Stock Issuance Agreement with the Company’s Chief Executive Officer whereby the Company received $1,000,000 in exchange for the issuance of: (i) a $1,000,000 note payable; and (ii) 250 Series Z Preferred Shares having a fair value of $632,019 (See Note 14). The note bears interest of 8% per annum and is due within three days of the Company’s next closing of equity financing of $3,000,000 or more. The proceeds received were allocated to the debt and equity on a relative fair value basis. Accordingly, debt discount of $387,262 was recognized with a corresponding increase in additional paid-in capital. Since the due date is contingent upon a future event, the entire debt discount was amortized to interest expense immediately.

On September 30, 2021, an investor owning warrants to purchase 156,250,079 common shares at $0.0004 per share entered into an agreement to cancel the aforementioned warrants in exchange for: (i) a cash payment of $1,000,000 by the Company; and (ii) 250 Series Z Preferred Shares having a fair value of $632,019. The settlement resulted in a reduction in the derivative liability of $5,750,067, offset by a reduction in cash of $1,000,000, an increase in additional paid-in capital of $632,019 and a gain on settlement of debt of $4,118,048.

Common Stock

On September 30, 2021, the Company amended its Articles of Incorporation to change the number of authorized common shares to 1,200,000,000 shares of common stock, par value $0.001 per share, which has been reflected retroactively in the accompanying consolidated financial statements.

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

On June 6, 2021, the Company awarded an aggregate of 2,175,431 fully-vested shares of common stock, having a fair value of $166,855, to the Chief Executive Officer for services rendered.

As of September 30, 2021 and December 31, 2020, there were 499,871,337 and 493,726,405 shares, respectively, of common stock issued and outstanding.

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

On September 30, 2021, an investor owning warrants to purchase 156,250,079 common shares at $0.0004 per share entered into an agreement to cancel the aforementioned warrants in exchange for: (i) a cash payment of $1,000,000 by the Company; and (ii) 250 Series Z Preferred Shares having a fair value of $632,019. The settlement resulted in a reduction in the derivative liability of $5,750,067, offset by a reduction in cash of $1,000,000, an increase in additional paid-in capital of $632,019 and a gain on settlement of debt of $4,118,048.

A summary of the Company’s warrant activity during the nine months ended September 30, 2021, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,521,077,555	$0.00109	2.04	$14,804,944
Grants	-	-
Exercised	-	-
Expired/Canceled	(2,509,502,555)	$0.0005
Outstanding at September 30, 2021	11,575,000	$0.12927	1.17	$9,200
Exercisable at September 30, 2021	11,575,000	$0.12927	1.17	$9,200

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.0004 – 0.20	11,450,000	1.17	11,450,000
0.40	125,000	1.25	125,000
	11,575,000	1.17	11,575,000

The aggregate intrinsic value of outstanding stock warrants was $9,200, based on warrants with an exercise price less than the Company’s stock price of $0.0372 as of September 30, 2021, which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 13 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, the “Prior Plans”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), and our 2021 Equity Incentive Plan in September 2021 (“2021 Plan” , and together with the Prior Plans, the “Plans”). The Prior Plans are identical, except for the number of shares reserved for issuance under each. As of September 30, 2021, the Company had granted an aggregate of 64,310,000 securities under the Plans, with 50,190,000 shares available for future issuances.

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

A summary of the Company’s stock option activity during the nine months ended September 30, 2021, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	27,621,765	$0.49	6.59	$-
Grants	-
Exercised	-
Expired/Canceled	-
Outstanding at September 30, 2021	27,621,765	$0.49	5.74	$-
Exercisable at September 30, 2021	27,621,765	$0.49	5.74	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$0.01 – 0.25	13,306,786	6.51	13,306,786
0.26 – 0.50	1,939,631	5.51	1,939,631
0.51 – 0.75	1,820,112	4.93	1,820,112
0.76 – 1.00	9,926,072	4.96	9,926,072
1.01 – 2.00	629,164	4.85	629,164
	27,621,765	5.74	27,621,765

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.0372 as of September 30, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021 and 2020, the Company received aggregate advances of $2,091 and $0 and repaid an aggregate of $5,278 and $0, respectively, to the Company’s Chief Information Officer and $25,000 of advances from Empire Services, Inc. The advances are non-interest bearing and due on demand. As of September 30, 2021 and December 31, 2020, the Company owed $0 and $3,187, respectively, in advances to the Company’s Chief Information Officer and $25,000 and $0, respectively, in advances to Empire Services, Inc. (See Note 5).

During the nine months ended September 30, 2021 and 2020, the Company received aggregate proceeds of $1,515,424 and $20,520, respectively, and repaid $0 from the issuance of non-convertible notes to the Company’s Chief Executive Officer and Empires Services, Inc. The non-convertible notes bear interest from 15% to 20% and have maturity dates ranging from December 31, 2020 through October 15, 2021. For those notes in default, the interest rate increases to 35% per annum from the date of default. As of September 30, 2021 and December 31, 2020, the Company owed $1,535,944 and $0, respectively, in non-convertible notes payable to the Company’s Chief Executive Officer and Empire Services, Inc. (See Note 5).

On September 30, 2021, the Company entered into a Series Z Preferred Stock Issuance Agreement with the Company’s Chief Executive Officer whereby the Company received $1,000,000 in exchange for the issuance of: (i) a $1,000,000 note payable; and (ii) 250 Series Z Preferred Shares having a fair value of $632,019. The note bears interest of 8% per annum and is due within three days of the Company’s next closing of equity financing of $3,000,000 or more. The proceeds received were allocated to the debt and equity on a relative fair value basis. Accordingly, debt discount of $387,262 was recognized with a corresponding increase in Additional paid-in capital. Since the due date is contingent upon a future event, the entire debt discount was amortized to interest expense immediately (See Note 11).

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the unaudited condensed consolidated financial statements are issued.

On September 30, 2021, MassRoots, Inc. entered into definitive agreements to acquire the Company for consideration of (i) 495,000,000 shares of Common Stock, (ii) within 3 business days of the closing of the Company’s next capital raise, repayment of a $1 million advance made to purchase Empire’s Virginia Beach location and (iii) a promissory note in the principal amount of $3.7 million with a maturity date of September 30, 2023. The acquisition was effective October 1, 2021 upon the effectiveness of a Certificate of Merger in Virginia.

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

Overview

MassRoots, Inc. was formed in April 2013 as a technology company. The Company recently closed its acquisition of Empire Services, Inc. (“Empire”), acquiring the entirety of its issued and outstanding equity. Our primary focus is expanding the number of metal recycling facilities Empire operates and utilizing technology to improve its operational efficiency.

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

For the Three Months Ended September 30, 2021 and 2020

	For the three months ended
	Sept 30, 2021	Sept 30, 2020	$ Change	% Change
Revenue	$54	$2,316	$(2,262)	(97.67%)

Operating Expenses	395,312	208,238	187,074	89.84%

Loss from Operations	(395,258)	(205,922)	(189,336)	91.95%

Other Income (Expense)	6,274,716	64,885,144	(58,610,428)	(90.62%)

Net Income (Loss) Available to Common Stockholders	$5,879,458	$64,679,222	$(58,799,764)	(90.91%)

Revenues

For the three months ended September 30, 2021 and 2020, we generated revenues of $54 and $2,316, respectively, a decrease of $2,262 primarily due to the relaunch of product placements on the Company’s YouTube and social media channels.

Operating Expenses

For the three months ended September 30, 2021 and 2020, our operating expenses were $395,258 and $208,238, respectively, an increase of $187,074. There was a decrease in advertising expenses from $43,020 for the three months ended September 30, 2020 to ($4,578) for the same period in 2021, a decrease of $47,598 as the Company advertised less. There was an increase in payroll and related expenses of 2,814, as payroll and related expenses increased to $66,693 for the three months ended September 30, 2021 from $63,879 for same period in 2020. Other general and administrative expenses increased by $232,008 from $101,189 for the three months ended September 30, 2020, to $333,197 for the three months ended September 30, 2021. This increase was attributable to higher travel and legal costs for the three months ended September 30, 2021 as compared to the same period in 2020.

Loss from Operations

During the three months ended September 30, 2021, we incurred losses of $395,258 from operations, as compared to losses of $205,922 during the same period in 2020, a difference of $189,336, for the reasons stated above.

Other Income (Expense)

For the three months ended September 30, 2021 and 2020, the Company recorded interest expense of $699,254 and $ 1,602,204, respectively, primarily related to Company’s convertible notes. The Company recorded $0 and a $0 loss on the conversion of convertible notes payable for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, the Company recorded a $0 change and a $85,287 loss, respectively, on the change in fair value of derivative liabilities. For the three months ended September 30, 2021 and 2020, the Company recorded gains of $2,641,481 and $66,572,635, respectively, of the change in the fair value of the derivative liability for the authorized shares shortfall. The Company recorded a $4,332,489 gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable during the three months ended September 30, 2021, as compared to $0 during the same period in 2020. There was a $0 gain on the forgiveness of debt for the three months ended September 30, 2021, as compared to $0 during the same period in 2020.

Net Income (Loss) Available to Common Stockholders

For the three months ended September 30, 2021, we had income available to common stockholders of $5,879,458 as compared to a net loss of $64,679,222 for the same period in 2020, a difference of $58,799,764 for the reasons discussed above.

For the Nine Months Ended September 30, 2021 and 2020

	For the nine months ended
	Sept 30, 2021	Sept 30, 2020	$ Change	% Change
Revenue	$1,660	$2,316	$(656)	(28.32%)

Operating Expenses	1,196,292	696,357	502,251	72.37%

Loss from Operations	(1,196,292)	(694,041)	(502,251)	72.37%

Other Income (Expense)	18,463,640	(46,708,918)	65,172,558	(139.53%)

Net Income (Loss) Available to Common Stockholders	$(17,531,575)	$(142,405,892)	$124,874,317	(87.69%)

Revenues

For the nine months ended September 30, 2021 and 2020, we generated revenues of $1,660 and $2,316, respectively, a decrease of $656 primarily due to the relaunch of product placements on the Company’s YouTube and social media channels.

Operating Expenses

For the nine months ended September 30, 2021 and 2020, our operating expenses were $1,196,292 and $696,357, respectively, an increase of $502,251. There was a decrease in advertising expenses from $43,020 for the nine months ended September 30, 2020 to $18,125 for the same period in 2021, a decrease of $24,895. There was a decrease in payroll and related expenses of $14,167 due to reduction in the number of employees, as payroll and related expenses decreased to $225,603 for the nine months ended September 30, 2021 from $ 239,770 for same period in 2020. Other general and administrative expenses increased by $540,510 from $413,417 for the nine months ended September 30, 2020, to $953,927 for the nine months ended September 30, 2021. This increase was attributable to higher travel and legal costs for the nine months ended September 30, 2021 as compared to the same period in 2020.

Loss from Operations

During the nine months ended September 30, 2021, we incurred losses of $1,196,292 from operations, as compared to losses of $694,041 during the same period in 2020, a difference of $502,251, for the reasons stated above.

Other Income (Expense)

For the nine months ended September 30, 2021 and 2020, the Company recorded interest expense of $1,667,413 and $3,607,210, respectively, primarily related to Company’s convertible notes. The Company recorded a $880 loss and $882 gain on the conversion of convertible notes payable for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded a $300,885 and a $303,593 gain, respectively, on the change in fair value of derivative liabilities. For the nine months ended September 30, 2021 and 2020, the Company recorded losses of $159,633,797 and $43,406,183, respectively, of changes in the fair value of the derivative liability for the authorized shares shortfall. The Company recorded a $179,272,324 gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable during the nine months ended September 30, 2021, as compared to $0 during the same period in 2020. There was a $192,521 gain on the forgiveness of debt for the nine months ended September 30, 2021, as compared to $0 during the same period in 2020.

Net Income (Loss) Available to Common Stockholders

For the nine months ended September 30, 2021, we had net losses available to common stockholders of $17,531,575 as compared to a net loss of $142,405,892 for the same period in 2020, a difference of $124,874,317 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended September 30, 2021 and 2020 was $548,640 and $717,062, respectively. This $168,422 decrease was primarily caused by an increase in accounts payable and accrued expenses, accrued payroll and related expenses, and deferred revenue. Net cash used in operations for the nine months ended September 30, 2020 was primarily based on the loss for the nine months ended September 30, 2020, partially offset by decreases in accounts payable and accrued payroll.

Net cash provided by financing activities for the nine months ended September 30, 2021 and 2020 was $548,237 and $716,592 respectively. During the nine months ended September 30, 2021, these funds were derived mainly from proceeds related to the issuance of preferred shares and non-convertible notes. During the nine months ended September 30, 2020, net cash provided by financing activities was derived from the issuance of convertible notes, offset by repayment of non-convertible notes.

Capital Resources

As of September 30, 2021, the Company had cash of $1,082 and working capital deficit (current liabilities in excess of current assets) of $17,514,830. During the nine months ended September 30, 2021, the net loss available to common stockholders was $17,531,575 and net cash used in operating activities was $548,640. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the condensed consolidated financial statements. Our primary source of operating funds since inception has been cash proceeds from the public and private placements of our securities, including debt securities, and proceeds from the exercise of warrants and options. We have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital through public or private equity offerings, debt financings or other sources; however, financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy and we may be forced to curtail or cease operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the Company’s CEO (the principal executive officer) and CFO (the principal financial officer) concluded that the Company’s disclosure controls and procedures as of September 30, 2021 were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have enough authorized and unissued shares of common stock to convert all of the convertible promissory notes into shares of common stock. As a result of this authorized shares shortfall, all of the convertible notes payable, including those where the maturity date has not yet been reached, are in default. Accordingly, (i) interest has been accrued at the default interest rate, if applicable, and (ii) the embedded conversion option has been accounted for, at fair value, as a derivative liability The Company has recorded the full value of the principal, default penalties, and interest as current liabilities, as fully described in “Note 9 - Convertible Notes Payable” in the Company’s notes to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q. The amount of principal in default pursuant to the convertible notes is $3,063,970 as of September 30, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b) Exhibit Index

No.	Description
2.1	Merger Agreement dated as of September 30, 2021 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 6, 2021)
3.1	Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 19, 2018)
3.2	Bylaws of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.3	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017)
3.4	Certificate of Designations, Preferences and Rights of the Series A Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
3.5	Certificate of Designations, Preferences and Rights of the Series B Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
3.6	Certificate of Designations, Preferences and Rights of the Series C Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 22, 2019)
3.7	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Preferred Stock (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on July 16, 2020)
3.8	Certificate of Designations, Preferences and Rights of the Series X Convertible Preferred Stock. (Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 18, 2020)
3.9	Certificate of Designations, Preferences and Rights of the Series Y Preferred Stock (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 16, 2021)
3.10	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series X Convertible Preferred Stock filed with the Secretary of State on May 24, 2021 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 25, 2021)
3.11	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series Y Convertible Preferred Stock filed with the Secretary of State on December 30, 2020 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 25, 2021)
3.12	Certificate of amendment of the certificate of incorporation of the Company dated increasing the number of authorized shares of the Company’s common stock to 1,200,000,000 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 6, 2021)
3.13	Certificate of Designations, Preferences and Rights of the Series Z Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 20, 2021)
10.1**	Employment Agreement by and between the Company and Danny Meeks dated as of September 30, 2021 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 6, 2021)
10.2*+	Settlement Agreement, dated September 30, 2021
10.3	Stock Issuance Agreement, dated September 30, 2021 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 20, 2021)
10.4	Exchange Agreement, dated September 30, 2021 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 20, 2021)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.

+	Attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the U.S. Securities and Exchange Commission.

**	Agreement with management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSROOTS, INC.

Date: November 22, 2021	By:	/s/ Danny Meeks
Danny Meeks, Chief Executive Officer (Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Financial Officer (Principal Financial and Accounting Officer)