Form 10-Q/A
period 2021-09-30
MassRoots, Inc.
filed 2021-12-07
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-55431

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to the Quarterly Report on Form 10-Q of Greenwave Technology Solutions, Inc. (the “Company,” “Greenwave,” “we,” “us,” or “our”) for the three and nine months ended September 30, 2021, filed with the Securities and Exchange Commission on November 22, 2021 (the “Original 10-Q”), is being filed for the purposes of restating its financial statements following the completion of a pre-issuance review by its independent accountant. Due to a communication issue, the Company filed the Original 10-Q for the three and nine months ending September 30, 2021 prior to the completion of the pre-issuance review.

The financial statement misstatements reflected in previously issued condensed consolidated interim financial statements did not impact the Company’s Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Changes in Stockholders’ Equity, or Statements of Cash Flows for any period previously presented.

Certain information within the notes to the financial statements have been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate (See Note 2 – Restatement).

-i-

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q/A may be “forward-looking statements.”

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

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q/A. Any forward-looking statements speak only as of the date on which they are made, and we disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q/A or to reflect the occurrence of unanticipated events, except as required by applicable law.

-ii-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
	(As Restated)
ASSETS
Current assets:
Cash	$1,082	$1,485
Prepaid expenses	-	97,132
Total current assets	1,082	98,617

Total assets	$1,082	$98,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,242,821	$4,948,890
Accrued payroll and related expenses	4,037,298	3,864,055
Deferred revenue	25,000	-
Advances	122,000	88,187
Non-convertible notes payable, current portion, net of debt discount of $15,862 and $0, respectively	1,760,082	159,520
Derivative liabilities	4,289,634	25,475,514
Convertible notes payable	3,063,970	3,186,303
Total current liabilities	17,540,805	37,722,469

Non-convertible notes payable, net of debt discount of $1,636 and $0, respectively	128,364	60,000
PPP note payable	-	50,000
Total liabilities	17,669,169	37,832,469

Commitments and contingencies (See Note 9)

Stockholders’ deficit:
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series X, $0.0001 par value, $20,000 stated value, 100 shares authorized; 26.05 and 16.05 shares issued and outstanding, respectively	-	-
Preferred stock - Series Y, $0.001 par value, $20,000 stated value, 1,000 shares authorized; 720.515674 and 654.781794 shares issued; 720.515674 and 626.995464 shares outstanding, and 0 and 27.78633 to be issued, respectively	1	1
Preferred stock - Series Z, $0.001 par value, $20,000 stated value, 500 shares authorized; 500 and 0 shares issued; 0 and 0 shares outstanding, and 500 and 0 to be issued, respectively	1	-
Preferred stock - Series C, $0.001 par value, 1,000 shares authorized; 1,000 shares issued and outstanding	1	1
Preferred stock - Series A, $0.001 par value, 6,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock - Series B, $0.001 par value, 2,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001par value, 1,200,000,000 shares authorized; 499,871,337 and 493,726,405 shares issued and outstanding, respectively	499,871	493,727
Common stock to be issued, 906,373,564 and 907,379,814 shares, respectively	906,374	907,380
Additional paid in capital	306,046,151	283,024,527
Discount on preferred stock	-	(20,973,776)
Accumulated deficit	(325,120,486)	(301,185,712)
Total stockholders’ deficit	(17,668,087)	(37,733,852)

Total liabilities and stockholders’ deficit	$1,082	$98,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(As Restated)		(As Restated)

Revenues	$54	$2,316	$1,660	$2,316

Operating Expenses:
Cost of revenues	-	150	297	150
Advertising	(4,578)	43,020	18,125	43,020
Payroll and related expense	66,693	63,879	225,603	239,770
Other general and administrative expenses	333,197	101,189	953,927	413,417
Total Operating Expenses	395,312	208,238	1,197,952	696,357

Loss From Operations	(395,258)	(205,922)	(1,196,292)	(694,041)

Other Income (Expense):
Interest expense	(1,191,405)	(1,602,204)	(2,159,564)	(3,607,210)
Change in derivative liability for authorized shares shortfall	2,641,481	66,572,635	(159,633,797)	(43,406,183)
Change in fair value of derivative liabilities	-	(85,287)	300,885	303,593
Gain (loss) on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	(1,578,559)	-	173,361,276	-
Gain on forgiveness of debt	-	-	192,521	-
Gain (loss) on conversion of convertible notes	-	-	(880)	882
Total Other Income (Expense)	(128,483)	64,885,144	12,060,441	(46,708,918)

Net Income (Loss) Before Income Taxes	(523,741)	64,679,222	10,864,149	(47,402,959)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Income (Loss)	(523,741)	64,679,222	10,864,149	(47,402,959)

Deemed dividend resulting from amortization of preferred stock discount	-	-	(34,798,923)	-
Deemed dividend from warrant price protection	-	-	-	(95,002,933)

Net Income (Loss) Available to Common Stockholders	$(523,741)	$64,679,222	$(23,934,774)	$(142,405,892)

Net Income (Loss) Per Common Share:
Basic	$-	$0.05	$(0.02)	$(0.10)
Diluted	$-	$-	$(0.02)	$(0.10)

Weighted Average Common Shares Outstanding:
Basic	1,406,244,901	1,401,226,219	1,405,511,082	1,387,478,585
Diluted	1,406,244,901	40,198,748,273	1,405,511,082	1,387,478,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(unaudited)

(As Restated)

	Preferred Stock										Common Stock		Additional
	Series X		Series Y		Series Z		Series C		Common Stock		to be Issued		Paid	Discount on	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Preferred Stock	Deficit	Total

Balance at June 30, 2021 (unaudited)	26.05	$-	720.515674	1	-	-	1,000	$1	499,871,337	$499,871	906,373,564	906,374	$298,648,071	$-	$(324,596,745)	$(24,542,427)
Series Z preferred shares issued as equity kicker for note payable	-	-	-	-	250	-	-	-	-	-	-	-	867,213	-	-	867,213
Series Z preferred shares issued as part of settlement agmt	-	-	-	-	250	1	-	-	-	-	-	-	6,530,867	-	-	6,530,868
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(523,741)	(523,741)
Balance at September 30, 2021 (unaudited)	26.05	$-	720.515674	1	500	1	1,000	$1	499,871,337	$499,871	906,373,564	906,374	$306,046,151	$-	$(325,120,486)	$(17,668,087)

	Preferred Stock										Common Stock		Additional	Discount on
	Series X		Series Y		Series Z		Series C		Common Stock		to be Issued		Paid	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Total

Balance at December 31, 2020	16.05	$-	654.781794	1	-	-	1,000	$1	493,726,405	$493,727	907,379,814	907,380	$283,024,527	$(20,973,776)	$(301,185,712)	$(37,733,852)
Issuance of common shares previously to be issued	-	-	-	-	-	-	-	-	1,006,250	1,006	(1,006,250)	(1,006)	-	-	-	-
Issuance of common shares for services rendered	-	-	-	-	-	-	-	-	2,175,431	2,175	-	-	164,680	-	-	166,855
Common shares issued upon conversion of convertible notes	-	-	-	-	-	-	-	-	4,448,251	4,448	-	-	128,554	-	-	133,002
Cancelation of common shares and warrants in exchange for cash paid per cancelation agreement	-	-	-	-	-	-	-	-	(1,485,000)	(1,485)	-	-	(9,515)	-	-	(11,000)
Sale of Series X preferred shares	10.00	-	-	-	-	-	-	-	-	-	-	-	200,000	-	-	200,000
BCF recognized upon issuance of Series X preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	2,852,500	(2,852,500)	-	-
Series Y preferred shares issued in exchange for convertible notes, accrued interest and warrants	-	-	65.733880	-	-	-	-	-	-	-	-	-	1,314,678	-	-	1,314,678
BCF recognized upon issuance of Series Y preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	10,972,647	(10,972,647)	-	-
Deemed dividend resulting from amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	-	-	-	34,798,923	(34,798,923)	-
Series Z preferred shares issued as equity kicker for note payable	-	-	-	-	250	-	-	-	-	-	-	-	867,213	-	-	867,213
Series Z preferred shares issued as part of settlement agmt	-	-	-	-	250	1	-	-	-	-	-	-	6,530,867	-	-	6,530,868
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	10,864,149	10,864,149
Balance at September 30, 2021 (unaudited)	26.05	$-	720.515674	1	500	1	1,000	$1	499,871,337	$499,871	906,373,564	906,374	$306,046,151	$-	$(325,120,486)	$(17,668,087)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

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

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$10,864,149	$(47,402,959)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(300,885)	(303,593)
Change in derivative liability for authorized shares shortfall	159,633,797	43,406,183
Interest and amortization of debt discount	2,157,964	3,607,210
(Gain) loss on conversion of convertible notes payable	880	(882)
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	(173,361,276)	-
Gain on forgiveness of debt	(192,521)	-
Share-based compensation	166,855	-
Expenses paid directly by non-convertible note holder on behalf of company	158,371	-
Changes in operating assets and liabilities:
Prepaid expenses	97,132	1,975
Accounts payable and accrued expenses	187,022	(119,176)
Accrued payroll and related expenses	173,243	94,180
Deferred revenue	25,000	-
Net cash used in operating activities	(390,269)	(717,062)

Cash flows from financing activities:
Bank overdrafts	-	(13,678)
Proceeds from sale of Series X preferred shares	200,000	-
Proceeds from issuance of convertible notes payable	-	637,000
Proceeds from issuance of non-convertible notes payable	357,053	132,911
Repayment of non-convertible notes payable	-	(39,641)
Proceeds from advances	28,991	-
Repayments of advances	(20,178)	-
Cash paid in settlement of debt and warrants	(176,000)	-
Net cash provided by financing activities	389,866	716,592

Net decrease in cash	(403)	(470)

Cash, beginning of period	1,485	1,120

Cash, end of period	$1,082	$650

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,600	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Amortization of discount on preferred stock	$34,798,923	$-
Common shares issued upon conversion of convertible notes and accrued interest	$133,002	$370,755
Series Y preferred shares issued as settlement for convertible notes payable, accrued interest and warrants	$1,314,678	$-
Issuance of common shares previously to be issued	$1,006	$37,160
Common shares contributed back to the Company and promptly retired	$-	$69
Deemed dividend related to warrant price protection	$-	$95,002,933
Derivative liability recognized as debt discount on newly issued convertible notes	$-	$528,076
Reclassify accrued interest to convertible notes payable	$93,685	$-
Reduction of derivative liabilities stemming from settlement of convertible notes payable, accrued interest and warrants in exchange for Series Y preferred shares	$4,834,911	$-
Reduction of derivative liabilities stemming from settlement of convertible notes payable and accrued interest and cancelation of common shares and warrants for cash	$169,815,037	$-
Series Z preferred shares issued as equity kicker for note payable	$867,213	$-
Series Z preferred shares issued as part of settlement agreement	$6,530,868	$-
Expenses paid directly by non-convertible note holder on behalf of company	$158,371	$-
Settlement paid directly by CEO on behalf of company	$1,000,000	$-
Settlement payment made directly by CEO on behalf of company	$25,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

(As Restated)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Overview

Greenwave Technology Solutions, Inc. (“Greenwave” or the “Company”) is a technology company focused on developing cloud-based solutions to deliver informative content and improve operating efficiencies. The Company was incorporated in the State of Delaware on April 26, 2013 under the name MassRoots, Inc.

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

NOTE 2 – RESTATEMENT

Due to a communication issue, the Company filed the Original 10-Q for the three and nine months ended September 30, 2021 prior to the completion of the required pre-issuance review by its independent accountant.

Accordingly, the Company is restating herein its previously issued condensed consolidated financial statements and the related disclosures for the three and nine months ended September 30, 2021 (the “Restated Period”) following the completion of a pre-issuance review by its independent accountant.

The financial statement misstatements reflected in previously issued condensed consolidated interim financial statements have been changed as follows:

Accounts payable and accrued expenses increased by $12,200 with a corresponding decrease in Gain (loss) on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of commons shares in exchange for Series Y and Series Z preferred shares and cash.

Debt discount recognized upon the issuance of 250 Series Z shares to the Chief Executive Officer increased by $479,951 with a corresponding increase in Additional paid-in capital.

Amortization of debt discount to Interest expense was increased by $479,951 with a corresponding reduction of Debt discount on non-convertible notes payable.

Gain (loss) on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of commons shares in exchange for Series Y and Series Z preferred shares and cash was decreased by $5,898,848 with a corresponding increase in Additional paid-in capital.

For Non-convertible notes payable, $493 was reclassified from long-term to current liabilities.

The statement of cashflows for the nine months ended September 30, 2021 was revised to reflect non-cash transactions including: (i) expenses paid directly by creditors on behalf of the Company; (ii) a settlement paid directly by the Chief Executive Officer on behalf of the Company; and (iii) a settlement payment made directly by the Chief Executive Officer on behalf of the Company.

Accordingly, the following notes to the financial statements have been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate:

Note 3 – Going Concern and Management’s Liquidity Plans

Note 4 – Summary of Significant Accounting Policies

Note 6 – Advances, Non-Convertible Notes Payable and PPP Note Payable

Note 7 – Accounts Payable and Accrued Expenses

Note 9 – Commitments and Contingencies

Note 12 – Stockholders’ Deficit

Note 13 - Warrants

Note 15 – Related Party Transactions

Note 16 – Subsequent Events

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued condensed Consolidated Balance Sheets, condensed Consolidated Statements of Operations, and condensed Consolidated Statements of Cashflows as of and for the fiscal periods ended September 30, 2021 to the corresponding restated condensed consolidated interim financial statements for those respective periods.

Restated condensed consolidated balance sheet as of September 30, 2021 and statements of operations and statements of cashflows for the fiscal periods ended September 30, 2021 are as follows:

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	Restatement	September 30,
	2021	Adjustment	2021
	(As Reported)		(As Restated)

ASSETS
Current assets:
Cash	$1,082	$-	$1,082
Prepaid expenses	-	-	-
Total current assets	1,082	-	1,082

Total assets	$1,082	$-	$1,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,218,421	$24,400	$4,242,821
Accrued payroll and related expenses	4,037,298	-	4,037,298
Deferred revenue	25,000	-	25,000
Advances	122,000	-	122,000
Non-convertible notes payable, current portion, net of debt discount of $15,862 and $0, respectively	1,759,589	493	1,760,082
Derivative liabilities	4,289,634	-	4,289,634
Convertible notes payable	3,063,970	-	3,063,970
Total current liabilities	17,515,912	24,893	17,540,805

Non-convertible notes payable, net of debt discount of $1,636 and $0, respectively	128,857	(493)	128,364
PPP note payable	-	-	-
Total liabilities	17,644,769	24,400	17,669,169

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series X, $0.0001 par value, $20,000 stated value, 100 shares authorized; 26.05 and 16.05 shares issued and outstanding, respectively	-	-	-
Preferred stock - Series Y, $0.001 par value, $20,000 stated value, 1,000 shares authorized; 720.515674 and 654.781794 shares issued; 720.515674 and 626.995464 shares outstanding, and 0 and 27.78633 to be issued, respectively	1	-	1
Preferred stock - Series Z, $0.001 par value, $20,000 stated value, 500 shares authorized; 500 and 0 shares issued; 0 and 0 shares outstanding, and 500 and 0 to be issued, respectively	1	-	1
Preferred stock - Series C, $0.001 par value, 1,000 shares authorized; 1,000 shares issued and outstanding	1	-	1
Preferred stock - Series A, $0.001 par value, 6,000 shares authorized; 0 shares issued and outstanding	-	-	-
Preferred stock - Series B, $0.001 par value, 2,000 shares authorized; 0 shares issued and outstanding	-	-	-
Common stock, $0.001par value, 1,200,000,000 shares authorized; 499,871,337 and 493,726,405 shares issued and outstanding, respectively	499,871	-	499,871
Common stock to be issued, 906,373,564 and 907,379,814 shares, respectively	906,374	-	906,374
Additional paid in capital	299,667,352	6,378,799	306,046,151
Discount on preferred stock	-	-	-
Accumulated deficit	(318,717,287)	(6,403,199)	(325,120,486)
Total stockholders' deficit	(17,643,687)	(24,400)	(17,668,087)

Total liabilities and stockholders' deficit	$1,082	$-	$1,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2021	Restatement Adjustment	Three Months Ended September 30, 2021
	(As Reported)		(As Restated)

Revenues	$54	$-	$54

Operating Expenses:
Cost of revenues	-	-	-
Advertising	(4,578)	-	(4,578)
Payroll and related expense	66,693	-	66,693
Other general and administrative expenses	333,197	-	333,197
Total Operating Expenses	395,312	-	395,312

Loss From Operations	(395,258)	-	(395,258)

Other Income (Expense):
Interest expense	(699,254)	(479,951)	(1,179,205)
Change in derivative liability for authorized shares shortfall	2,641,481	-	2,641,481
Change in fair value of derivative liabilities	-	-	-
Gain (loss) on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	4,332,489	(5,923,248)	(1,590,759)
Gain on forgiveness of debt	-	-	-
Gain (loss) on conversion of convertible notes	-	-	-
Total Other Income (Expense)	6,274,716	(6,403,199)	(128,483)

Net Income (Loss) Before Income Taxes	5,879,458	(6,403,199)	(523,741)

Provision for Income Taxes (Benefit)	-	-	-

Net Income (Loss)	5,879,458	(6,403,199)	(523,741)

Deemed dividend resulting from amortization of preferred stock discount	-	-	-
Deemed dividend from warrant price protection	-	-	-

Net Income (Loss) Available to Common Stockholders	$5,879,458	$(6,403,199)	$(523,741)

Net Income (Loss) Per Common Share:
Basic	$-	$-	$-
Diluted	$-	$-	$-

Weighted Average Common Shares Outstanding:
Basic	1,406,244,901	-	1,406,244,901
Diluted	1,406,244,901	-	1,406,244,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30, 2021	Restatement Adjustment	Nine Months Ended September 30, 2021
	(As Reported)		(As Restated)

Revenues	$1,660	$-	$1,660

Operating Expenses:
Cost of revenues	297	-	297
Advertising	18,125	-	18,125
Payroll and related expense	225,603	-	225,603
Other general and administrative expenses	953,927	-	953,927
Total Operating Expenses	1,197,952	-	1,197,952

Loss From Operations	(1,196,292)	-	(1,196,292)

Other Income (Expense):
Interest expense	(1,667,413)	(492,151)	(2,159,564)
Change in derivative liability for authorized shares shortfall	(159,633,797)	-	(159,633,797)
Change in fair value of derivative liabilities	300,885	-	300,885
Gain (loss) on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	179,272,324	(5,911,048)	173,361,276
Gain on forgiveness of debt	192,521	-	192,521
Gain (loss) on conversion of convertible notes	(880)	-	(880)
Total Other Income (Expense)	18,463,640	(6,403,199)	12,060,441

Net Income (Loss) Before Income Taxes	17,267,348	(6,403,199)	10,864,149

Provision for Income Taxes (Benefit)	-	-	-

Net Income (Loss)	17,267,348	(6,403,199)	10,864,149

Deemed dividend resulting from amortization of preferred stock discount	(34,798,923)	-	(34,798,923)
Deemed dividend from warrant price protection	-	-	-

Net Income (Loss) Available to Common Stockholders	$(17,531,575)	$(6,403,199)	$(23,934,774)

Net Income (Loss) Per Common Share:
Basic	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic	1,405,511,082	-	1,405,511,082
Diluted	1,405,511,082	-	1,405,511,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(unaudited)

	Nine Months Ended September 30, 2021	Restatement Adjustment	Nine Months Ended September 30, 2021
	(As Reported)		(As Restated)
Cash flows from operating activities:
Net income (loss)	$17,267,348	$(6,403,199)	$10,864,149
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(300,885)	-	(300,885)
Change in derivative liability for authorized shares shortfall	159,633,797	-	159,633,797
Interest and amortization of debt discount	1,665,813	492,151	2,157,964
(Gain) loss on conversion of convertible notes payable	880	-	880
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	(179,272,324)	5,911,048	(173,361,276)
Gain on forgiveness of debt	(192,521)	-	(192,521)
Share-based compensation	166,855	-	166,855
Expenses paid directly by non-convertible note holder on behalf of company	-	158,371	158,371
Changes in operating assets and liabilities:
Prepaid expenses	97,132	-	97,132
Accounts payable and accrued expenses	187,022	-	187,022
Accrued payroll and related expenses	173,243	-	173,243
Deferred revenue	25,000	-	25,000
Net cash used in operating activities	(548,640)	158,371	(390,269)

Cash flows from financing activities:
Bank overdrafts	-	-	-
Proceeds from sale of Series X preferred shares	200,000	-	200,000
Proceeds from issuance of convertible notes payable	-	-	-
Proceeds from issuance of non-convertible notes payable	1,515,424	(1,158,371)	357,053
Repayment of non-convertible notes payable	(25,000)	25,000	-
Proceeds from advances	53,991	(25,000)	28,991
Repayments of advances	(20,178)	-	(20,178)
Cash paid in settlement of debt and warrants	(1,176,000)	1,000,000	(176,000)
Net cash provided by financing activities	548,237	(158,371)	389,866

Net decrease in cash	(403)	-	(403)

Cash, beginning of period	1,485	-	1,485

Cash, end of period	$1,082	$-	$1,082

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,600	$-	$1,600
Cash paid during period for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Amortization of discount on preferred stock	$34,798,923	$-	$34,798,923
Common shares issued upon conversion of convertible notes and accrued interest	$133,002	$-	$133,002
Series Y preferred shares issued as settlement for convertible notes payable, accrued interest and warrants	$1,314,678	$-	$1,314,678
Issuance of common shares previously to be issued	$1,006	$-	$1,006
Common shares contributed back to the Company and promptly retired	$-	$-	$-
Deemed dividend related to warrant price protection	$-	$-	$-
Derivative liability recognized as debt discount on newly issued convertible notes	$-	$-	$-
Reclassify accrued interest to convertible notes payable	$93,685	$-	$93,685
Reduction of derivative liabilities stemming from settlement of convertible notes payable, accrued interest and warrants in exchange for Series Y preferred shares	$4,834,911	$-	$4,834,911
Reduction of derivative liabilities stemming from settlement of convertible notes payable and accrued interest and cancelation of common shares and warrants for cash	$169,815,037	$-	$169,815,037
Series Z preferred shares issued as equity kicker for note payable	$387,262	$479,951	$867,213
Series Z preferred shares issued as part of settlement agreement	$632,020	$5,898,848	$6,530,868
Expenses paid directly by non-convertible note holder on behalf of company	$-	$158,371	$158,371
Settlement paid directly by CEO on behalf of company	$-	$1,000,000	$1,000,000
Settlement payment made directly by CEO on behalf of company	$-	$25,000	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2021, the Company had cash of $1,082 and a working capital deficit (current liabilities in excess of current assets) of $17,539,723. During the nine months ended September 30, 2021, the net loss available to common stockholders was $23,934,774 and net cash used in operating activities was $390,269. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

During the nine months ended September 30, 2021, the Company received proceeds of $200,000 and $357,053 from the issuance of preferred shares and non-convertible notes, respectively. The Company does not have sufficient cash to fund operations for the next fiscal year.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak of COVID-19 and its effects on our business including our financial condition, liquidity, or results of operations at this time. Management is actively monitoring the global situation and its impact on the Company’s financial condition, liquidity, operations, customers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects that the COVID-19 outbreak will have on its results of operations, financial condition, or liquidity for fiscal year 2021. As of the date of this Quarterly Report on Form 10-Q/A, the Company has experienced delays in securing new customers and related revenues and the longer this pandemic continues there may be additional impacts. Furthermore, the COVID-19 outbreak has and may continue to impact the Company’s ability to raise capital.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which the Company relies in fiscal year 2021.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Greenwave Technology Solutions, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Advertising

The Company charges the costs of advertising to expense as incurred. For co-marketing campaigns in which the Company advertises with a partner, the Company records payment for the co-marketing campaign as a credit to advertising costs. Advertising costs were $18,125 and $43,020 for the nine months ended September 30, 2021 and 2020, respectively.

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30,	September 30,
	2021	2020
Shares of common stock issuable upon conversion of convertible notes	226,347,786	-
Options to purchase shares of common stock	27,621,765	27,621,765
Warrants to purchase shares of common stock	11,575,000	12,015,002
Shares of common stock issuable upon conversion of preferred stock	7,817,778,624	1,000,000
Total potentially dilutive shares	8,083,323,175	40,636,767

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

NOTE 6 – ADVANCES, NON-CONVERTIBLE NOTES PAYABLE AND PPP NOTE PAYABLE

Advances

During the nine months ended September 30, 2021 and 2020, the Company received aggregate proceeds from non-interest bearing advances of $28,991 and $0 and repaid an aggregate of $20,178 and $0, respectively, of advances. Included in the nine months ended September 30, 2021 were $2,091 of advances from and $5,278 of repayments to the Company’s Chief Information Officer and a $25,000 settlement payment made by Empire Services, Inc. on behalf of the Company (See Note 15). The remaining advances are primarily for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of September 30, 2021 and December 31, 2020, the Company owed $122,000 and $88,187 in principal and $4,000 and $0 in accrued interest, respectively, on advances.

Non-Convertible Notes Payable

During the nine months ended September 30, 2021 and 2020, the Company received proceeds from the issuance of non-convertible notes of $357,053 and $132,911 and repaid an aggregate of $0 and $39,641, respectively, of non-convertible notes. Included in the nine months ended September 30, 2021 and 2020 were $357,053 and $20,520, respectively, of advances from and $0 of repayments to the Company’s Chief Executive Officer and Empires Services, Inc. In addition, Empire Services, Inc. paid the following on behalf of the Company: (i) the $1,000,000 settlement payment to Iroquois; and (ii) $158,371 of operating expenses to vendors (See Note 15). The non-convertible notes have maturity dates ranging from March 31, 2019 to June 24, 2023 and accrue interest at rates ranging from 0% to 35% (default interest rate) per annum.

On June 2, 2021, one of the holders of non-convertible notes entered into an agreement to cancel the entire amount owed to him (including principal of $79,000 and accrued interest of $63,055), resulting in gain on forgiveness of debt of $142,055 (See Note 9 – Trawick’s Complaint).

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

As of September 30, 2021 and December 31, 2020, the Company owed principal of $1,888,446 and $219,520 (of which $128,364 and $60,000 is long-term), net of debt discount of $17,498 and $0, and accrued interest of $372,480 and $251,612, respectively, on non-convertible notes.

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2021 and December 31, 2020, the Company owed accounts payable and accrued expenses of $4,242,821 and $4,948,890, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

NOTE 8 – ACCRUED PAYROLL AND RELATED EXPENSES

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Power Up Lending Group, Ltd. Complaint

As disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2021, on October 11, 2019, Power Up Lending Group, Ltd. (“Power Up”) filed a complaint against the Company and Isaac Dietrich, a former officer and director of the Company, in the Supreme Court of the State of New York, County of Nassau. The complaint alleged, among other things, (i) the occurrence of events of default in certain notes (the “Power Up Notes”) issued by the Company to Power Up, (ii) misrepresentations by the Company including, but not limited to, with respect to the Company’s obligation to timely file its required reports with the SEC and (iii) lost profits as a result of the Company’s failure to convert the Power Up Notes in accordance with the terms thereof.

On April 30, 2021, the Company entered into a settlement agreement (the “Settlement”) with PowerUp by accepting an offer communicated to the Company via electronic mail. In accordance with the terms of the Settlement, PowerUp, the judgment creditor of a judgment against the Company and Isaac Dietrich, the Company’s former Chief Information Officer and director, in the total amount of $350,551.10 entered in the Office of the Clerk of the County of Nassau on February 23, 2021 (the “Judgement”), agreed to a settlement and filing of a satisfaction of judgment in consideration of receipt of the sum of $150,000.00 (the “Settlement Amount”) on April 30, 2021. The Company accepted the aforementioned offer by remitting the Settlement Amount timely and in full. Accordingly, a satisfaction of Judgment was filed by PowerUp with the Office of the Clerk of the County of Nassau on May 3, 2021.

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

Rother Investments’ Petition

On October 28, 2020, Rother Investments, LLC (“Rother Investments”) filed a complaint in the District Court of 419th Judicial District, Travis County, Texas against the Company, alleging the Company’s default under a certain promissory note (the “Rother Investments Note”) in payment of the outstanding principal amount and interest under the Note, as described in the complaint. Rother Investments seeks to collect the amount of $124,750 as of the date of the complaint with late fees continuing to accrue on a daily basis, monetary relief of over $100,000 but not more than $200,000 pursuant to Tex. R. Civ. P. 47(c)(3), court’s costs and attorney’s fees, pre-judgment and post-judgment interest, and such other relief as the court deems appropriate. On May 19, 2021, Rother Investments, LLC received a default judgment against the Company in the amount of $144,950. On June 17, 2021, Greenwave filed a motion to set aside default and motion for new trial asserting it was improperly served. On July 20, 2021, the court granted the Company’s motion finding and ordered a new trial of the matter.

Trawick’s Complaint

As previously reported by the Company in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2021, on or about January 25, 2021, Travis Trawick (“Trawick”) filed a complaint (“Trawick’s Lawsuit”) against the Company and Isaac Dietrich, the Company’s former Chief Information Officer and director, in the Circuit Court for the City of Virginia Beach, Virginia (the “Court”), asserting the Company’s failure to remit payments under the certain promissory note, as subsequently amended and modified, and ancillary documents thereto (collectively, the “Note”), and Mr. Dietrich’s failure to fulfill its obligations, as the guarantor, under the Note.

On May 4, 2021, Trawick requested that the Clerk of the Court filed for entry an order to dismiss Trawick’s Lawsuit with prejudice.

Iroquois Master Fund

On June 30, 2021, the Company received an e-mail containing a demand (the “Demand”) for arbitration (the “Arbitration”) at American Arbitration Association in Denver, Colorado, by Iroquois Master Fund Ltd. (“Iroquois”) against the Company, Isaac Dietrich, a former officer and director, and Danny Meeks, the Company’s director, and Empire Services, Inc. (“Empire”). The Demand alleges breach of contract and various related state law claims against the defendants, and sought, inter alia, specific performance of the subject warrant, damages in an amount not less than $12 million, equitable relief, and attorney’s fees for the Company’s alleged failure to reserve more than 150 million shares of common stock that Iroquois is allegedly entitled to in connection with the exercise of a certain warrant issued by the Company on July 21, 2017, and subsequently purchased by Iroquois from an unrelated third party. As a result of a legal action commenced by Isaac Dietrich, Danny Meeks, and Empire (See – “Litigation” below), Iroquois informed the American Arbitration Association (the arbitral body overseeing the Arbitration) that it would (i) dismiss the Counterclaim Defendants from the Arbitration without prejudice, (ii) assert its claims against Isaac Dietrich, Danny Meeks, and Empire the in the action commended by them, and (iii) proceed with the Arbitration with respect to the Company only.

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

Settlement

On September 30, 2021, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Iroquois; Dietrich; Meeks; and Empire. Pursuant to the Settlement Agreement, in exchange for terminating any duties owed by the Company to Iroquois under the Warrant, the Company agreed to pay, on its own behalf and on behalf of Dietrich, Meeks, and Empire, one million dollars ($1,000,000) and issue shares of the Series Z Convertible Preferred Stock, par value $0.001 per share (the “Series Z”), sufficient in number such that if they are converted into the Company’s common stock, par value $0.001 per share (“Common Stock”) by Iroquois, such shares of Common Stock will be equal in number to 9.99% of the issued and outstanding shares of Common Stock at the time of such conversion. Accordingly, on September 30, 2021, 250 Series Z Preferred Shares were issued to the investor (See Note 12). The payment of $1,000,000 was made to Iroquois on October 5, 2021 due to an administrative delay.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

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

On January 25, 2019, the Company issued a convertible promissory note in the principal amount of $55,000 (including original issuance discount of $5,000) that matured July 25, 2019 and bearing a one-time interest fee of 10%. The investor has the right to convert the Outstanding Balance (as defined in the note) of the note at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.075 per share, subject to adjustment; and (b) the Market Price (as defined in the note), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the note). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. On May 19, 2021, the investor received a default judgment against the Company in the amount of $144,950. In accordance with the judgment, commencing May 19, 2021, the Company began accruing interest at the rate of 18% per annum. On June 17, 2021, the Company filed a motion to set aside default and motion for new trial asserting it was improperly served. On July 20, 2021, the court granted the Company’s motion finding and ordered a new trial of the matter. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $148,685 and $55,000, respectively. As of September 30, 2021 and December 31, 2020, accrued interest payable of $0 and $92,600, respectively, was outstanding on the note (See Note 9 – Rother Investments’ Petition).

From January to June 2019, the Company issued convertible promissory notes in the aggregate principal amount of $389,000 (including aggregate original issuance discount of $39,000) that matured at dates ranging from July 15, 2019 to June 6, 2020 and accruing interest at rates ranging from 5% to 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $0.075 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $0.075 per share, subject to adjustment; and (b) the Market Price (as defined in the notes), or a combination thereof. Upon the occurrence of an event of default, the investors may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the notes). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. In January 2020, one of the promissory notes was amended whereby the conversion price for $9,202 which is a portion of the principal amount of the note was amended to $0.0004 per share. The amendment was deemed a debt modification and accounted for accordingly. During the year ended December 31, 2019, the noteholders converted $31,180 of principal and $8,000 of accrued interest into an aggregate of 10,000,000 shares of common stock. During the year ended December 31, 2020, one of the holders converted $24,826 of principal into an aggregate of 35,005,850 shares of common stock; and one of the holders converted $168,820 of principal and $362,027 of accrued interest into 26.54237 shares of Series Y preferred shares having a stated value of $530,847, resulting in a reduction of the derivative liability by $719,416 and a gain on settlement of $719,416. On April 30, 2021, one of the holders of non-convertible notes entered into an agreement to cancel the entire amount owed to them (including principal of $131,174 and accrued interest of $304,485) in exchange for a cash payment of $150,000 by the Company, resulting in a reduction of the derivative liability of $300,424 and a gain on settlement of debt of $586,083 (See Note 9 – Power Up Lending Group, Ltd. Complaint). On May 1, 2021, one of the holders converted $33,000 of principal and $1,185,200 of accrued interest into 60.91 shares of Series Y preferred shares having a stated value of $1,218,200, resulting in a reduction of the derivative liability by $936,405 and a gain on settlement of $936,405. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the notes was $0 and $164,174, respectively. As of September 30, 2021 and December 31, 2020, accrued interest payable of $0 and $1,191,998, respectively, was outstanding on the notes.

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

The Company does not have enough authorized and unissued shares of common stock to convert all of the convertible promissory notes into shares of common stock. As a result of this authorized shares shortfall, all of the convertible notes payable, including those where the maturity date has not yet been reached, are in default. Accordingly, (i) interest has been accrued at the default interest rate, if applicable, and (ii) the embedded conversion option has been accounted for, at fair value, as a derivative liability (See Note 11).

NOTE 11 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

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

NOTE 12 – STOCKHOLDERS’ DEFICIT

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

On September 30, 2021, the Company entered into a Series Z Preferred Stock Issuance Agreement with the Company’s Chief Executive Officer whereby the Company entered into a non – convertible note payable agreement for$1,000,000 in exchange for: (i) a $1,000,000 cash payment directly paid to the warrant holder; and (ii) the issuance of 250 Series Z Preferred Shares having a fair value of $6,530,867 (See Note 15). The note bears interest of 8% per annum and is due within three days of the Company’s next closing of equity financing of $3,000,000 or more. The proceeds received were allocated to the debt and equity on a relative fair value basis. Accordingly, debt discount of $867,213 was recognized with a corresponding increase in additional paid-in capital. Since the due date is contingent upon a future event, the entire debt discount was amortized to interest expense immediately.

On September 30, 2021, an investor owning warrants to purchase 156,250,079 common shares at $0.0004 per share entered into an agreement to cancel the aforementioned warrants in exchange for: (i) a cash payment of $1,000,000 received directly from the Chief Executive Officer; and (ii) 250 Series Z Preferred Shares having a fair value of $6,530,867. The settlement resulted in a reduction in the derivative liability of $5,750,067, an increase in non-convertible notes payable of $1,000,000, an increase in additional paid-in capital of $6,530,867 and a loss on settlement of debt of $1,780,800.

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

NOTE 13 – WARRANTS

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

On June 4, 2021, an investor owning 1,485,000 shares of the Company’s common stock and warrants to purchase 971,562,497 common shares at $0.0004 per share entered into an agreement to cancel the aforementioned common shares and warrants in exchange for a cash payment of $11,000 by the Company. The cancelation agreement resulted in a reduction in common stock of $1,485 for the par value of the common shares, a reduction in additional paid-in capital of $9,515, and a reduction in the derivative liability of $74,134,327 and a gain on settlement of debt of $74,134,327 (See Note 12).

On June 4, 2021, an investor owning warrants to purchase 1,250,000,002 common shares at $0.0004 per share entered into an agreement to cancel the aforementioned common shares and warrants in exchange for a cash payment of $15,000 by the Company. Accordingly, the cancelation agreement resulted in a reduction in the derivative liability of $95,380,286 and a gain on settlement of $95,365,286.

On September 30, 2021, an investor owning warrants to purchase 156,250,079 common shares at $0.0004 per share entered into an agreement to cancel the aforementioned in exchange for: (i) a cash payment of $1,000,000 received directly from the Chief Executive Officer; and (ii) 250 Series Z Preferred Shares having a fair value of $6,530,867. The settlement resulted in a reduction in the derivative liability of $5,750,067, offset by a reduction in cash of $1,000,000, an increase in additional paid-in capital of $6,530,867 and a loss on settlement of debt of $1,780,800.

During the nine months ended September 30, 2021, warrants to purchase 440,002 shares of common stock expired.

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

NOTE 14 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, the “Prior Plans”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), and our 2021 Equity Incentive Plan in September 2021 (“2021 Plan” , and together with the Prior Plans, the “Plans”). The Prior Plans are identical, except for the number of shares reserved for issuance under each. As of September 30, 2021, the Company had granted an aggregate of 64,310,000 securities under the Plans since inception, with 50,190,000 shares available for future issuances. The Company has made no grants under the plans thus far in 2021.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021 and 2020, the Company received aggregate advances of $2,091 and $0 and repaid an aggregate of $5,278 and $0, respectively, to the Company’s Chief Information Officer and a $25,000 settlement payment was made by Empire Services, Inc. on behalf of the Company. The advances are non-interest bearing and due on demand. As of September 30, 2021 and December 31, 2020, the Company owed $0 and $3,187, respectively, in advances to the Company’s Chief Information Officer and $25,000 and $0, respectively, in advances to Empire Services, Inc. (See Note 6).

During the nine months ended September 30, 2021 and 2020, the Company received aggregate proceeds of $357,053 and $20,520, respectively, and repaid $0 from the issuance of non-convertible notes to the Company’s Chief Executive Officer and Empires Services, Inc. In addition, Empire Services, Inc. paid the following on behalf of the Company: (i) the $1,000,000 settlement payment to Iroquois; and (ii) $158,371 of operating expenses to vendors.The non-convertible notes bear interest from 15% to 20% and have maturity dates ranging from December 31, 2020 through October 15, 2021. For those notes in default, the interest rate increases to 35% per annum from the date of default. As of September 30, 2021 and December 31, 2020, the Company owed $1,535,944 and $0, respectively, in non-convertible notes payable to the Company’s Chief Executive Officer and Empire Services, Inc. (See Note 6).

On September 30, 2021, the Company entered into a Series Z Preferred Stock Issuance Agreement with the Company’s Chief Executive Officer whereby the Company received $1,000,000 in exchange for the issuance of: (i) a $1,000,000 note payable; and (ii) 250 Series Z Preferred Shares having a fair value of $6,530,867 (See Note 15). The note bears interest of 8% per annum and is due within three days of the Company’s next closing of equity financing of $3,000,000 or more. The proceeds received were allocated to the debt and equity on a relative fair value basis. Accordingly, debt discount of $867,213 was recognized with a corresponding increase in additional paid-in capital. Since the due date is contingent upon a future event, the entire debt discount was amortized to interest expense immediately (See Note 12).

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the unaudited condensed consolidated financial statements are issued.

On September 30, 2021, Greenwave Technology Solutions, Inc. entered into definitive agreements to acquire Empire Services, Inc. for consideration of (i) 495,000,000 shares of Common Stock, (ii) within 3 business days of the closing of the Company’s next capital raise, repayment of a $1 million advance made to purchase Empire’s Virginia Beach location and (iii) a promissory note in the principal amount of $3.7 million with a maturity date of September 30, 2023. The acquisition was effective October 1, 2021 upon the effectiveness of a Certificate of Merger in Virginia.

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

Overview

Greenwave Technology Solutions, Inc. was formed in April 2013 as a technology company under the name MassRoots, Inc. The Company recently closed its acquisition of Empire Services, Inc. (“Empire”), acquiring the entirety of its issued and outstanding equity. Our primary focus is expanding the number of metal recycling facilities Empire operates and utilizing technology to improve its operational efficiency.

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak of COVID-19 and its effects on our business including our financial condition, liquidity, or results of operations at this time. Management is actively monitoring the global situation and its impact on the Company’s financial condition, liquidity, operations, customers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects that the COVID-19 outbreak will have on its results of operations, financial condition, or liquidity for fiscal year 2021. As of the date of this Quarterly Report on Form 10-Q/A, the Company has experienced delays in securing new customers and related revenues and the longer this pandemic continues there may be additional impacts. Furthermore, the COVID-19 outbreak has and may continue to impact the Company’s ability to raise capital.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which the Company relies in fiscal year 2021.

For the Three Months Ended September 30, 2021 and 2020

	For the three months ended
	Sept 30, 2021	Sept 30, 2020	$ Change	% Change
Revenue	$54	$2,316	$(2,262)	(97.67%)

Operating Expenses	395,312	208,238	187,074	89.84%

Loss from Operations	(395,258)	(205,922)	(189,336)	91.95%

Other Income (Expense)	(128,483)	64,885,144	(65,013,627)	(100.01%)

Net Income (Loss) Available to Common Stockholders	$(523,741)	$64,679,222	$(65,202,963)	(100.8%)

Revenues

For the three months ended September 30, 2021 and 2020, we generated revenues of $54 and $2,316, respectively, a decrease of $2,262 primarily due to the relaunch of product placements on the Company’s YouTube and social media channels.

Operating Expenses

For the three months ended September 30, 2021 and 2020, our operating expenses were $395,258 and $208,238, respectively, an increase of $187,074. There was a decrease in advertising expenses from $43,020 for the three months ended September 30, 2020 to ($4,578) for the same period in 2021, a decrease of $47,598 as the Company advertised less. There was an increase in payroll and related expenses of $2,814, as payroll and related expenses increased to $66,693 for the three months ended September 30, 2021 from $63,879 for same period in 2020. Other general and administrative expenses increased by $232,008 from $101,189 for the three months ended September 30, 2020, to $333,197 for the three months ended September 30, 2021. This increase was attributable to higher travel and legal costs for the three months ended September 30, 2021 as compared to the same period in 2020.

Loss from Operations

During the three months ended September 30, 2021, we incurred losses of $395,258 from operations, as compared to losses of $205,922 during the same period in 2020, a difference of $189,336, for the reasons stated above.

Other Income (Expense)

For the three months ended September 30, 2021 and 2020, the Company recorded interest expense of $1,191,405 and $ 1,602,204, respectively, primarily related to Company’s convertible notes. The Company recorded $0 and a $0 loss on the conversion of convertible notes payable for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, the Company recorded a $0 change and a $85,287 loss, respectively, on the change in fair value of derivative liabilities. For the three months ended September 30, 2021 and 2020, the Company recorded gains of $2,641,481 and $66,572,635, respectively, of the change in the fair value of the derivative liability for the authorized shares shortfall. The Company recorded a $1,578,559 loss on settlement of convertible notes payable and accrued interest, warrants and accounts payable during the three months ended September 30, 2021, as compared to $0 during the same period in 2020. There was a $0 gain on the forgiveness of debt for the three months ended September 30, 2021, as compared to $0 during the same period in 2020.

Net Income (Loss) Available to Common Stockholders

For the three months ended September 30, 2021, we had a net loss available to common stockholders of $523,741 as compared to a net loss of $64,679,222 for the same period in 2020, a difference of $65,202,963 for the reasons discussed above.

For the Nine Months Ended September 30, 2021 and 2020

	For the nine months ended
	Sept 30, 2021	Sept 30, 2020	$ Change	% Change
Revenue	$1,660	$2,316	$(656)	(28.32%)

Operating Expenses	1,197,952	696,357	501,595	72.03%

Loss from Operations	(1,196,292)	(694,041)	(502,251)	72.37%

Other Income (Expense)	12,060,441	(46,708,918)	58,769,359	(125.82%)

Net Income (Loss) Available to Common Stockholders	$(23,934,774)	$(142,405,892)	$118,471,118	(83.19%)

Revenues

For the nine months ended September 30, 2021 and 2020, we generated revenues of $1,660 and $2,316, respectively, a decrease of $656 primarily due to the relaunch of product placements on the Company’s YouTube and social media channels.

Operating Expenses

For the nine months ended September 30, 2021 and 2020, our operating expenses were $1,197,952 and $696,357, respectively, an increase of $501,595. There was a decrease in advertising expenses from $43,020 for the nine months ended September 30, 2020 to $18,125 for the same period in 2021, a decrease of $24,895. There was a decrease in payroll and related expenses of $14,167 due to reduction in the number of employees, as payroll and related expenses decreased to $225,603 for the nine months ended September 30, 2021 from $ 239,770 for same period in 2020. Other general and administrative expenses increased by $540,510 from $413,417 for the nine months ended September 30, 2020, to $953,927 for the nine months ended September 30, 2021. This increase was attributable to higher travel and legal costs for the nine months ended September 30, 2021 as compared to the same period in 2020.

Loss from Operations

During the nine months ended September 30, 2021, we incurred losses of $1,196,292 from operations, as compared to losses of $694,041 during the same period in 2020, a difference of $502,251, for the reasons stated above.

Other Income (Expense)

For the nine months ended September 30, 2021 and 2020, the Company recorded interest expense of $2,147,364 and $3,607,210, respectively, primarily related to Company’s convertible notes. The Company recorded a $880 loss and $882 gain on the conversion of convertible notes payable for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded a $300,885 and a $303,593 gain, respectively, on the change in fair value of derivative liabilities. For the nine months ended September 30, 2021 and 2020, the Company recorded losses of $159,633,797 and $43,406,183, respectively, of changes in the fair value of the derivative liability for the authorized shares shortfall. The Company recorded a $173,349,076 gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable during the nine months ended September 30, 2021, as compared to $0 during the same period in 2020. There was a $192,521 gain on the forgiveness of debt for the nine months ended September 30, 2021, as compared to $0 during the same period in 2020.

Net Income (Loss) Available to Common Stockholders

For the nine months ended September 30, 2021, we had net losses available to common stockholders of $23,934,774 as compared to a net loss of $142,405,892 for the same period in 2020, a difference of $118,471,118 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended September 30, 2021 and 2020 was $390,269 and $717,062, respectively. This $326,793 decrease was primarily caused by an increase in accounts payable and accrued expenses, accrued payroll and related expenses, and deferred revenue. Net cash used in operations for the nine months ended September 30, 2020 was primarily based on the loss for the nine months ended September 30, 2020, partially offset by decreases in accounts payable and accrued payroll.

Net cash provided by financing activities for the nine months ended September 30, 2021 and 2020 was $389,866 and $716,592 respectively. During the nine months ended September 30, 2021, these funds were derived mainly from proceeds related to the issuance of preferred shares and non-convertible notes. During the nine months ended September 30, 2020, net cash provided by financing activities was derived from the issuance of convertible notes, offset by repayment of non-convertible notes.

Capital Resources

As of September 30, 2021, the Company had cash of $1,082 and working capital deficit (current liabilities in excess of current assets) of $17,539,723. During the nine months ended September 30, 2021, the net loss available to common stockholders was $23,934,774 and net cash used in operating activities was $390,269. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the condensed consolidated financial statements. Our primary source of operating funds since inception has been cash proceeds from the public and private placements of our securities, including debt securities, and proceeds from the exercise of warrants and options. We have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital through public or private equity offerings, debt financings or other sources; however, financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy and we may be forced to curtail or cease operations.

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

Contractual Obligations

Our contractual obligations are included in our notes to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q/A. To the extent that funds generated from our operations, together with our existing capital resources, are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the notes to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

To address the material weaknesses, the Company performed additional analysis and other procedures in an effort to ensure its financial statements included in this Quarterly Report on Form 10-Q/A have been prepared in accordance with generally accepted accounting principles in the United States. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As disclosed in Note 9 to the Company’s Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters and there have been no material developments since December 31, 2020 with respect to our legal proceedings, except as described in Note 9. The disclosures set forth in Note 9 relating to certain legal matters are incorporated herein by reference.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item 1A. Please see the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on April 16, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have enough authorized and unissued shares of common stock to convert all of the convertible promissory notes into shares of common stock. As a result of this authorized shares shortfall, all of the convertible notes payable, including those where the maturity date has not yet been reached, are in default. Accordingly, (i) interest has been accrued at the default interest rate, if applicable, and (ii) the embedded conversion option has been accounted for, at fair value, as a derivative liability The Company has recorded the full value of the principal, default penalties, and interest as current liabilities, as fully described in “Note 10 - Convertible Notes Payable” in the Company’s notes to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q/A. The amount of principal in default pursuant to the convertible notes is $3,063,970 as of September 30, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b) Exhibit Index

No.	Description
2.1	Merger Agreement dated as of September 30, 2021 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 6, 2021)
3.1	Second Amended and Restated Certificate of Incorporation of Greenwave Technology Solutions, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 19, 2018)
3.2	Bylaws of the Company (Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2014)
3.3	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017)
3.4	Certificate of Designations, Preferences and Rights of the Series A Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
3.5	Certificate of Designations, Preferences and Rights of the Series B Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2019)
3.6	Certificate of Designations, Preferences and Rights of the Series C Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 22, 2019)
3.7	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Preferred Stock (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on July 16, 2020)
3.8	Certificate of Designations, Preferences and Rights of the Series X Convertible Preferred Stock. (Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 18, 2020)
3.9	Certificate of Designations, Preferences and Rights of the Series Y Preferred Stock (Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 16, 2021)
3.10	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series X Convertible Preferred Stock filed with the Secretary of State on May 24, 2021 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 25, 2021)
3.11	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series Y Convertible Preferred Stock filed with the Secretary of State on December 30, 2020 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 25, 2021)
3.12	Certificate of amendment of the certificate of incorporation of the Company dated increasing the number of authorized shares of the Company’s common stock to 1,200,000,000 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 6, 2021)
3.13	Certificate of Designations, Preferences and Rights of the Series Z Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 20, 2021)
10.1**	Employment Agreement by and between the Company and Danny Meeks dated as of September 30, 2021 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 6, 2021)
10.2*+	Settlement Agreement, dated September 30, 2021
10.3	Stock Issuance Agreement, dated September 30, 2021 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 20, 2021)
10.4	Exchange Agreement, dated September 30, 2021 (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 20, 2021)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.

+	Attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the U.S. Securities and Exchange Commission.

**	Agreement with management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Date: December 7, 2021	By:	/s/ Danny Meeks
Danny Meeks, Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2021	By:	/s/ Danny Meeks
Danny Meeks,Chief Financial Officer (Principal Financial and Accounting Officer)