Form 10-K
period 2021-12-31
Greenwave Technology Solutions, Inc.
filed 2022-04-14
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-55431

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(f/k/a MassRoots, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	46-2612944
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

277 Suburban Drive, Suffolk, VA	23434
(Address of principal executive offices)	(Zip code)

(757) 966-1432

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	GWAV	OTC Pink (OTC Markets, Inc.)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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
Emerging Growth Company ☐

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $26,769,323 as of June 30, 2021.

The number of shares of Registrant’s common stock outstanding was 3,338,416 as of April 7, 2022.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

All share and per share numbers have been retroactively adjusted to give effect to a 1-for-300 share consolidation effective February 28, 2022.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2021
TABLE OF CONTENTS

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K (“Annual Report”) may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “may,” “could,” “continue,” “should,” “contemplate,” “expect,” “anticipate,” “estimate,” “intend,” “target,” “forecast,” “outlook,” “guidance,” “project,” “potential,” “plan” and “would,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

You should read this Annual Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

ii

PART I

On October 19, 2021, we changed our corporate name from MassRoots, Inc. to Greenwave Technology Solutions, Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K. As such, unless expressly indicated or the content indicates otherwise, as used in this Annual Report on Form 10-K, the terms “Registrant,” “Company,” “Greenwave,” “we,” “us,” and “our” refers to Greenwave Technology Solutions, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted.

This Annual Report contains additional trade names, trademarks, and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

ITEM 1. BUSINESS

Overview

We were formed in April 26, 2013 as a technology platform developer under the name MassRoots, Inc. In October 2021, we changed our corporate name from “MassRoots, Inc.” to “Greenwave Technology Solutions, Inc.” We sold all of our social media assets on October 28, 2021 for cash consideration equal to $10,000 and has discontinued all operations related to its social media business. On September 30, 2021, we closed our acquisition of Empire Services, Inc. (“Empire”), which operates 11 metal recycling facilities in Virginia and North Carolina. The acquisition was effective October 1, 2021 upon the effectiveness of the Certificate of Merger in Virginia.

Upon the acquisition of Empire, we transitioned into the scrap metal industry which involves collecting, classifying and processing appliances, construction material, end-of-life vehicles, boats, and industrial machinery. We process these items by crushing, shearing, shredding, separating, and sorting, into smaller pieces and categorize these recycled ferrous, nonferrous, and mixed metal pieces based on density and metal prior to sale. In cases of scrap cars, we remove the catalytic converters, aluminum wheels, and batteries for separate processing and sale prior to shredding the vehicle. We have designed our systems to maximize the value of metals produced from this process.

We operate an industrial shredder at our Kelford, North Carolina location. Our shredder is designed to produce a denser product and, in concert with advanced separation equipment, more refined recycled ferrous metals, which are more valuable as they require less processing to produce recycled steel products. In totality, this process reduces large metal objects like auto bodies into baseball-sized pieces of shredded recycled metal.

The shredded pieces are then placed on a conveyor belt under magnetized drums to separate the ferrous metal from the mixed nonferrous metal and residue, producing consistent and high-quality ferrous scrap metal. The nonferrous metals and other materials then go through a number of additional mechanical systems which separate the nonferrous metal from any residue. The remaining nonferrous metal is further processed to sort the metal by type, grade, and quality prior to being sold as products, such as zorba (mainly aluminum), zurik (mainly stainless steel), and shredded insulated wire (mainly copper and aluminum).

One of our main corporate priorities is to open a facility with rail or deep-water port access to enable us to efficiently transport our products to domestic steel mills and overseas foundries. Because this would greatly expand the number of potential buyers of our processed scrap products, we believe opening a facility with port or rail access could result in an increase in both the revenue and profitability of our existing operations.

Empire is headquartered in Suffolk, Virginia and employs 89 people as of April 4, 2022.

Background

We were incorporated in the state of Delaware on April 26, 2013 as a technology platform. Our principal executive office is located at 277 Suburban Drive, Suffolk, VA 23434, and our telephone number is (757) 966-1432.

On January 25, 2017, we consummated a reverse triangular merger (the “Whaxy Merger”) pursuant to which we acquired all of the outstanding common stock of DDDigtal Inc. d.b.a. Whaxy (“DDDigtal”), a Colorado corporation. Upon closing of the Whaxy Merger, each share of DDDigtal’s common stock was exchanged for such number of shares of our common stock (or a fraction thereof) based on an exchange ratio equal to approximately 5.273-for-1, such that 1 share of our common stock was issued for every 5.273 shares of DDDigtal’s common stock. At the closing of the Whaxy Merger, all shares of common stock of our newly-formed merger subsidiary formed for the sole purpose of effectuating the Whaxy Merger, were converted into and exchanged for one share of common stock of DDDigtal, and all shares of DDDigtal’s common stock that were outstanding immediately prior to the closing of the Whaxy Merger were automatically cancelled and retired. Upon the closing of the Whaxy Merger, DDDigtal continued as our surviving wholly-owned subsidiary, and the merger subsidiary ceased to exist.

On July 13, 2017, we consummated a reverse triangular merger (the “Odava Merger”) pursuant to which we acquired all of the outstanding common stock of Odava Inc. (“Odava”), a Delaware corporation. Upon closing of the Odava Merger, each share of Odava’s common stock was exchanged for such number of shares of our common stock (or a fraction thereof), based on an exchange ratio equal to approximately 4.069-for-1, such that 1 share of our common stock was issued for every 4.069 shares of Odava’s common stock. At the closing of the Odava Merger, all shares of common stock of our newly-formed merger subsidiary formed for the sole purpose of effectuating the Odava Merger, were converted into and exchanged for one share of common stock of Odava, and all shares of Odava’s common stock that were outstanding immediately prior to the closing of the Odava Merger automatically cancelled and retired. Upon the closing of the Odava Merger, Odava continued as our surviving wholly-owned subsidiary, and the merger subsidiary ceased to exist.

On October 1, 2021, we consummated a reverse triangular merger (the “Empire Merger”) pursuant to which we acquired all of the outstanding common stock of Empire Services, Inc. (“Empire”), a Virginia corporation. Upon closing of the Empire Merger, all of the shares of Empire’s common stock was exchanged for 1,650,000 shares of our common stock. At the closing of the Empire Merger, all shares of common stock of our newly-formed merger subsidiary formed for the sole purpose of effectuating the Empire Merger, were converted into and exchanged for one share of common stock of Empire, and all shares of Empire’s common stock that were outstanding immediately prior to the closing of the Empire Merger automatically cancelled and retired. Upon the closing of the Empire Merger, Empire continued as our surviving wholly-owned subsidiary, and the merger subsidiary ceased to exist.

COVID-19

We are continuing to proactively monitor and assess the COVID-19 global pandemic. The full impact of the COVID-19 pandemic is inherently uncertain. The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing physical contact with customers). We continue to monitor developments of the COVID-19 pandemic and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, patients, and business partners. We have implemented appropriate safety measures, following guidance from the Center for Disease Control and the Occupational Safety and Health Administration. The extent of the impact of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments.

Products and Services

Our main product is selling ferrous metal, which is used in the recycling and production of finished steel. It is categorized into heavy melting steel, plate and structural, and shredded scrap, with various grades of each of those categorized based on the content, size and consistency of the metal. All of these attributes affect the metal’s value.

We also process nonferrous metals such as aluminum, copper, stainless steel, nickel, brass, titanium, lead, alloys and mixed metal products. Additionally, we sell the catalytic converters recovered from end-of-life vehicles to processors which extract the nonferrous precious metals such as platinum, palladium and rhodium.

We provide metal recycling services to a wide range of customers, including large corporations, industrial manufacturers, retail customers, and government organizations.

Pricing and Customers

Prices for our ferrous and nonferrous products are based on prevailing market rates and are subject to market cycles, worldwide steel demand, government regulations and policy, and supply of products that can be processed into recycled steel. Our main buyer, Sims Metal Management (“Sims”), adjusts the prices they pay for scrap metal products based on market rates usually on a monthly or bi-weekly basis. We are paid for the scrap metal we deliver to Sims on the same business day that we deliver the metal.

Based on any price changes from Sims or our other buyers, we in turn adjust the price for unprocessed scrap we pay customers in order to manage the impact on our operating income and cashflows.

The spread we are able to realize between the sales prices and the cost of purchasing scrap metal is determined by a number of factors, including transportation and processing costs. Historically, we have experienced sustained periods of stable or rising metal selling prices, which allow us to manage or increase our operating income. When selling prices decline, we adjust the prices we pay customers to minimize the impact to our operating income.

Sources of Unprocessed Metal

Our main sources of unprocessed metal we purchase are end-of-life vehicles, old equipment, appliances and other consumer goods, and scrap metal from construction or manufacturing operations. We acquire this unprocessed metal from a wide base of suppliers including large corporations, industrial manufacturers, retail customers, and government organizations who unload their metal at our facilities or we pick it up and transport it from the supplier’s location. Currently, all of our operations and the suppliers are located in the Hampton Roads and northeastern North Carolina markets.

Our supply of scrap metal is influenced by overall health of economic activity in the United States, changes in prices for recycled metal, and, to a lesser extent, seasonal factors such as severe weather conditions, which may prohibit or inhibit scrap metal collection.

Technology

In May 2021, we launched our new website. For the first time, Empire’s customers can see the current prices for each type of scrap metal. Our website is also integrated with Google’s Business Profiles, listing many of Empire’s locations on Google for the first time. In late May 2021, the Empire launched a junk car buying platform, where people looking to sell their scrap cars can get a quote within minutes, and integrated Google Ads, enabling Empire to micro-target their advertising based on location, age, income, and other factors.

Additionally, during 2021, the Company moved the operations of each of their yards to WeighPay, a cloud-based Enterprise Resource Planning “ERP” system, which enables management to track sales, inventory, and operations at each facility in real time, while also establishing stronger internal controls and systems. Additionally, in 2021, the Company moved Empire’s accounting systems over to a cloud-based QuickBooks to facilitate collaboration and further growth.

The technology systems and improvements Empire implemented have resulted in a significant increase in new customers, hundreds of quotes and dozens of purchases of junk cars, and we believe a material increase in Empire’s revenues as a result of these improvements. These systems have also streamlined Empire’s accounting and internal operations to enable any future acquisitions to be closed quickly and efficiently. Lastly, through the data-driven decision processes that have been introduced, Empire’s strategy on future locations and pricing is being informed by accurate and relevant data.

Now that strong foundational systems are in place, management has begun to repurpose Greenwave’s technology platform that it developed from 2013 to 2020 into a marketing and CRM platform for scrap metal yards. This system will enable each facility to:

●	Send text and email updates and special deals to their customers;
●	Implement a points-based rewards system;
●	Enable consumers to view scrap metal yards in their local area along with prices;
●	Receive quotes for junk cars in real-time;
●	Leave and respond to reviews of scrap yards; and
●	View analytics and conversion data.

Over the past ten years, Greenwave has invested approximately $10 million developing these technologies which we believe we can re-purpose for a fraction of the cost of development, give our metal recycling facilities and those who pay to use our platform a significant competitive advantage, and grow our revenues and profits as a result.

There are very few companies developing technology solutions for the scrap metal industry and we believe that by focusing our experience and assets on this highly-profitable but often overlooked industry, we can create significant value for our shareholders.

Competition

We compete with several large, well-financed recyclers of scrap metal, steel mills which own their own scrap metal processing operations, and with smaller metal recycling companies. Demand for metal products are sensitive to global economic conditions, the relative value of the U.S. dollar, and availability of material alternatives, including recycled metal substitutes. Prices for recycled metal are also influenced by tariffs, quotas, and other import restrictions, and by licensing and government requirements.

We aim to create a competitive advantage through our ability to process significant volumes of metal products, our use of processing and separation equipment, the number and location of our facilities, and the operating synergies we have been able to develop based on our experience.

Recent Developments

Financings and Other Sources of Funding

On February 16, 2021, the Company entered into a securities purchase agreement with an accredited investor for the sale of five (5) shares of the Company’s Series X Convertible Preferred Stock, par value $0.0001 per share, resulting in aggregate proceeds of $100,000. The purchase and issuance of such shares of Series X Preferred Stock closed on February 18, 2021.

On February 22, 2021, the Company entered into a securities purchase agreement with an accredited investor for the sale of 1.25 shares of the Company’s Series X Convertible Preferred Stock, par value $0.0001 per share, resulting in aggregate proceeds of $25,000. The purchase and issuance of such shares of Series X Preferred Stock closed on February 24, 2021.

On March 10, 2021, the Company entered into a securities purchase agreement with an accredited investor for the sale of 3.75 shares of the Company’s Series X Convertible Preferred Stock, par value $0.0001 per share, resulting in aggregate proceeds of $75,000. The purchase and issuance of such shares of Series X Preferred Stock closed on March 12, 2021.

On November 30, 2021, the Company entered into securities purchase agreements with accredited investors for the placement of secured convertible promissory notes in the principal amount of $37,714,966 together with warrants to purchase 2,514,332 shares of common stock (“November 2021 Offering”). The Company paid $2,200,000 and a warrant to purchase 20,000 shares of common stock as commission for the November 2021 Offering. The Company’s Chief Executive Officer rolled $4,762,838 of debt into the offering. Aggregate proceeds from the offering were $27,585,450.

Intellectual Property

None.

Employees and Human Capital Resources

Greenwave has 89 full-time employees as of April 4, 2022.

We view our diverse employee population and our culture as key to our success. Our company culture prioritizes learning, supports growth and empowers us to reach new heights. We recruit employees with the skills and training relevant to succeed and thrive in their functional responsibilities. We assess the likelihood that a particular candidate will contribute to the Company’s overall goals, and beyond their specifically assigned tasks. Depending on the position, our recruitment reach can be local as well as national. We provide competitive compensation and best in class benefits that are tailored specifically to the needs and requests of our employees. During 2021, we worked to manage through the effects of the COVID-19 pandemic and entered 2022 stronger than ever. As appropriate, others were provided the option of working remotely or at our facilities with appropriate safeguards. We uphold our commitment to shareholders by working hard and being thoughtful and deliberate in how we use resources.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission (SEC). Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on our website under the “Investors” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risk Factors Summary

Risks Relating to Our Business and Industry

●	The coronavirus disease (COVID-19) pandemic has had, and may continue to have, an adverse effect on our business, results of operations, financial condition and cash flows. Future epidemics or other public health emergencies could have similar effects.
●	We operate in industries that are cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results, financial condition and cash flows.
●	Changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions may adversely affect our operating results, financial condition and cash flows.
●	Changes in the availability or price of inputs such as raw materials and end-of-life vehicles could reduce our sales.
●	Significant decreases in scrap metal prices may adversely impact our operating results.
●	Imbalances in supply and demand conditions in the global steel industry may reduce demand for our products.
●	Impairment of long-lived assets and equity investments may adversely affect our operating results.
●	We may be unable to renew facility leases, thus restricting our ability to operate.
●	Increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products.
●	Equipment upgrades, equipment failures and facility damage may lead to production curtailments or shutdowns.
●	We are subject to legal proceedings and legal compliance risks that may adversely impact our financial condition, results of operations and liquidity.
●	Climate change may adversely impact our facilities and our ongoing operations.
●	Catastrophic events may disrupt our business and impair our ability to provide our platform to clients and consumers, resulting in costs for remediation, client and consumer dissatisfaction, and other business or financial losses.
●	We depend on a small number of suppliers for the materials necessary to run our business. The loss of these suppliers, or their failure to supply us with these materials, would materially and adversely affect our business.
●	We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2021 and 2020 revenues.
●	We have a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations.
●	We are highly dependent on the services of key executives, the loss of whom could materially harm our business and our strategic direction. If we lose key management or significant personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.
●	We may need to obtain additional financing to fund our operations.
●	Our independent registered accounting firm has expressed concerns about our ability to continue as a going concern.
●	In the past we have experienced material weaknesses in our internal control over financial reporting, which if continued, could impair our financial condition.

Risks Relating to Government Laws and Regulations

●	Tax increases and changes in tax rules may adversely affect our financial results.
●	We may not realize our deferred tax assets in the future.
●	Environmental compliance costs and potential environmental liabilities may have a material adverse effect on our financial condition and results of operations.
●	Governmental agencies may refuse to grant or renew our licenses and permits, thus restricting our ability to operate.
●	Compliance with existing and future climate change and greenhouse gas emission laws and regulations may adversely impact our operating results.

Risks Relating to Intellectual Property

●	We may not be able to protect our intellectual property rights throughout the world.
●	We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and the outcome might have an adverse effect on the success of our business.
●	We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Risks Related to our Common Stock

●	There can be no assurance that our common stock will ever be approved for listing on a national securities exchange.
●	The market price of our common stock may be volatile and adversely affected by several factors.
●	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.
●	We are a “smaller reporting company” within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our common stock could be less attractive to investors.
●	We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.
●	You could lose some or all of your investment.
●	Our management controls a large block of our common stock that will allow them to control us.
●	Because we can issue additional shares of Common Stock, purchasers of our Common Stock may incur immediate dilution and experience further dilution.
●	Provisions in our Second Amended and Restated Certificate of Incorporation and Bylaws and Delaware law might discourage, delay or prevent a change in control of our Company or changes in our management and, therefore, depress the market price of our Common Stock.
●	If securities or industry research analysts do not publish research or reports about our business, or if they issue unfavorable or misleading opinions regarding common stock, the market price and trading volume of our Common Stock could decline.
●	Future sales and issuances of our Common Stock or rights to purchase our Common Stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
●	We have broad discretion in the use of the net proceeds from our public offerings and may not use them effectively.
●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Risks Relating to Our Business and Industry

The coronavirus disease (COVID-19) pandemic has had, and may continue to have, an adverse effect on our business, results of operations, financial condition and cash flows. Future epidemics or other public health emergencies could have similar effects.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic which spread to many other countries including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak resulted in governments around the world implementing stringent measures to help control the spread of the virus, followed by phased regulations and guidelines for reopening communities and economies. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint. Notwithstanding our continued operations, COVID-19 has negatively impacted and may have further negative impacts on our financial performance, operations, supply chain and flows of raw materials, transportation and logistics networks and customers. Due in large part to the impacts of and response to the spread of COVID-19, global economic conditions declined sharply during the second quarter of fiscal 2020, resulting in historic unemployment levels, rapid changes in supply and demand in certain industry sectors, businesses switching to remote work or ceasing operations, and consumers eliminating, restricting or redirecting spending. The economic downturn adversely affected demand for our products and contributed to weaker supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. During fiscal 2020, in particular the second quarter, our operations, margins and results were adversely impacted by lower sales volumes of recycled metals driven by severely constrained supplies of scrap metal including end-of-life vehicles, leading to lower processed volumes at our recycling facilities. We also experienced significant decreases in selling prices for our recycled metal products, softer demand, supply chain disruptions, reduced availability of shipping containers, and other logistics constraints. During 2021, metal prices recovered, contributing to an increase in revenues, although supply chain disruptions persisted.

The COVID-19 pandemic could further negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers, disrupting scrap metal inflows to our recycling facilities, limiting our ability to process scrap metal through our shredder, inhibiting the manufacture of steel products at our steel mill, and delaying or preventing deliveries to our customers, among others. In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of prevention and control measures, which may significantly hamper our production throughout the supply chain and constrict sales channels.

Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, continually changing and difficult to predict, the pandemic’s impacts on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, are also uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transportation and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies and on levels of economic activity; the availability of federal, state or local funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. While we expect the COVID-19 pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

We operate in industries that are cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results, financial condition and cash flows.

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. The timing and magnitude of the cycles in the industries in which our products are used, including global steel manufacturing and nonresidential and infrastructure construction in the U.S., are difficult to predict. The cyclical nature of our operations tends to reflect and be amplified by changes in economic conditions, both domestically and internationally, and foreign currency exchange fluctuations. Economic downturns or a prolonged period of slow growth in the U.S. and foreign markets or any of the industries in which we operate could have a material adverse effect on our results of operations, financial condition and cash flows.

Changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions may adversely affect our operating results, financial condition and cash flows.

A significant portion of the metal we process is sold to end customers located outside the U.S., including countries in Asia, the Mediterranean region and North, Central and South America. Our ability to sell our products profitably, or at all, is subject to a number of risks including adverse impacts of political, economic, military, terrorist or major pandemic events; labor and social issues; legal and regulatory requirements or limitations imposed by foreign governments including quotas, tariffs or other protectionist trade barriers, sanctions, adverse tax law changes, nationalization, currency restrictions, or import restrictions for certain types of products we export; and disruptions or delays in shipments caused by customs compliance or other actions of government agencies. The occurrence of such events and conditions may adversely affect our operating results, financial condition and cash flows.

For example, in fiscal 2017, regulators in China began implementing the National Sword initiative involving inspections of Chinese industrial enterprises, including recyclers, in order to identify rules violations with respect to discharge of pollutants or illegally transferred scrap imports. Restrictions resulting from the National Sword initiative include a ban on certain imported recycled products, lower contamination limits for permitted recycled materials, and more comprehensive pre- and post-shipment inspection requirements. Disruptions in pre-inspection certifications and stringent inspection procedures at certain Chinese destination ports have limited access to these destinations and resulted in the renegotiation or cancellation of certain nonferrous customer contracts in connection with the redirection of such shipments to alternate destinations. Commencing July 1, 2019, China imposed further restrictions in the form of import license requirements and quotas on certain scrap products, including certain nonferrous products we sell. Chinese import licenses and quotas are issued to Chinese scrap consumers on a quarterly basis for the importation of scrap products. Since the implementation of this program, the size of import quotas has been steadily reduced on a quarter-over-quarter basis. We have continued to sell our recycled metal products into China; however, additional or modified license requirements and quotas, as well as additional product quality requirements, may be issued in the future. We believe that the potential impact on our recycling operations of the Chinese regulatory actions described above could include requirements that would necessitate additional processing and packaging of certain nonferrous recycled scrap metal products, increased inspection and certification activities with respect to exports to China, or a change in the use of our sales channels in the event of delays in the issuance of licenses, restrictive quotas or an outright ban on certain or all of our recycled metals products by China. As regulatory developments progress, we may need to make further investments in nonferrous processing equipment beyond existing planned investments where economically justified, incur additional costs in order to comply with new inspection requirements, or seek alternative markets for the impacted products, which may result in lower sales prices or higher costs and may adversely impact our business or results of operations.

In March 2018, the U.S. imposed a 25% tariff on certain imported steel products and a 10% tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962. These new tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, and other foreign governments have initiated or are considering imposing trade measures on other U.S. goods. For example, China has imposed a series of retaliatory tariffs on certain U.S. products, including a 25 percent tariff on all grades of U.S. scrap and an additional 25 percent tariff on U.S. aluminum scrap. These tariffs and other trade actions could result in a decrease in international steel demand beyond that already experienced and further negatively impact demand for our products, which would adversely impact our business. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, the impact of the trade actions on our operations or results remains uncertain, but this impact could be material.

Changes in the availability or price of inputs such as raw materials and end-of-life vehicles could reduce our sales.

Our businesses require certain materials that are sourced from third party suppliers. Industry supply conditions generally involve risks, including the possibility of shortages of raw materials, increases in raw material and other input costs, and reduced control over delivery schedules. We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metal to us. In periods of declining or lower scrap metal prices suppliers may elect to hold scrap metal to wait for higher prices or intentionally slow their metal collection activities, tightening supply. If a substantial number of suppliers cease selling scrap metal to us, we will be unable to recycle metal at desired levels, and our results of operations and financial condition could be materially adversely affected. For instance, in the second quarter of fiscal 2020 a lower price environment for recycled metals in combination with economic and other restrictions on suppliers relating to COVID-19 severely constricted the supply of scrap metal including end-of-life vehicles, which resulted in significantly reduced processed volumes. A slowdown of industrial production in the U.S. may also reduce the supply of industrial grades of metal to the metals recycling industry, resulting in less recyclable metal available to process and market. Increased competition for domestic scrap metal, including as a result of overcapacity in the scrap recycling industry in the U.S. and Canada, may also reduce the supply of scrap metal available to us. Failure to obtain a steady supply of scrap material could both adversely impact our ability to meet sales commitments and reduce our operating margins. Failure to obtain an adequate supply of end-of-life vehicles could adversely impact our ability to attract customers and charge admission fees and reduce our parts sales. Failure to obtain raw materials and other inputs to steel production such as graphite electrodes, alloys and other required consumables, could adversely impact our ability to make steel to the specifications of our customers.

Significant decreases in scrap metal prices may adversely impact our operating results.

The timing and magnitude of the cycles in the industries in which we operate are difficult to predict and are influenced by different economic conditions in the domestic market, where we typically acquire our raw materials, and foreign markets, where we typically sell the majority of our products. Purchase prices for scrap metal including end-of-life vehicles and selling prices for recycled scrap metal are subject to market forces beyond our control. While we attempt to respond to changing recycled scrap metal selling prices through adjustments to our metal purchase prices, our ability to do so is limited by competitive and other market factors. As a result, we may not be able to reduce our metal purchase prices to fully offset a sharp reduction in recycled scrap metal sales prices, which may adversely impact our operating income and cash flows. In addition, a rapid decrease in selling prices may compress our operating margins due to the impact of average inventory cost accounting, which causes cost of goods sold recognized in the Consolidated Statements of Operations to decrease at a slower rate than metal purchase prices.

For instance, in fiscal 2020, weaker market conditions for recycled metals, including as a result of the sharp decline in global economic conditions during the third quarter of fiscal 2020 in large part due to the impacts of the COVID-19 pandemic, and structural changes to the market for certain recycled nonferrous products primarily from Chinese import restrictions and tariffs, resulted in periods of sharply declining commodity prices and lower average net selling prices for our ferrous and nonferrous recycled metal products compared to fiscal 2019. As a result, operating margins in fiscal 2020 compressed as the decline in average net selling prices for our recycled metal products outpaced the reduction in purchase costs for raw materials. In fiscal 2021, prices for our ferrous and non-ferrous metals increased significantly, resulting in an increase in revenue and purchasing costs for raw materials.

Imbalances in supply and demand conditions in the global steel industry may reduce demand for our products.

Economic expansions and contractions in global economies can result in supply and demand imbalances in the global steel industry that can significantly affect the price of commodities used and sold by our business, as well as the price of and demand for finished steel products. In a number of foreign countries, such as China, steel producers are generally government-owned and may therefore make production decisions based on political or other factors that do not reflect free market conditions. In the past, overcapacity and excess steel production in these foreign countries resulted in the export of aggressively priced semi-finished and finished steel products. This led to disruptions in steel-making operations within other countries, negatively impacting demand for our recycled scrap metal. Existing or new trade laws and regulations may cause or be inadequate to prevent disadvantageous trade practices, which could have a material adverse effect on our financial condition and results of operations. Although trade regulations restrict or impose duties on the importation of certain products, if foreign steel production significantly exceeds consumption in those countries, global demand for our recycled scrap metal products could decline and imports of steel products into the U.S. could increase, resulting in lower volumes and selling prices for our recycled metal products and finished steel products.

Impairment of long-lived assets and equity investments may adversely affect our operating results.

Our long-lived asset groups are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows of the operations related to the asset group, an impairment is recorded for the difference between the carrying amount and the fair value of the asset group. The results of these tests for potential impairment may be adversely affected by unfavorable market conditions, our financial performance trends, or an increase in interest rates, among other factors. If, as a result of the impairment test, we determine that the fair value of any of our long-lived asset groups is less than its carrying amount, we may incur an impairment charge that could have a material adverse effect on our financial condition and results of operations.

We may be unable to renew facility leases, thus restricting our ability to operate.

We lease a significant portion of our facilities. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. Failure to renew these leases or find suitable alternative locations for our facilities may impact our ability to continue operations within certain geographic areas, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products.

A significant portion of our recycled scrap metal revenues is generated from sales to foreign customers, which are denominated in U.S. dollars, including customers located in Asia, the Mediterranean region and North, Central and South America. A strengthening U.S. dollar, as experienced during recent years including fiscal 2020, makes our products more expensive for non-U.S. customers, which may negatively impact export sales. A strengthening U.S. dollar also makes imported metal products less expensive, which may result in an increase in imports of steel products into the U.S. As a result, our finished steel products, which are made in the U.S., may become more expensive for our U.S. customers relative to imported steel products thereby reducing demand for our products.

Equipment upgrades, equipment failures and facility damage may lead to production curtailments or shutdowns.

Our business operations and recycling and manufacturing processes depend on critical pieces of equipment, including information technology equipment, shredders, nonferrous sorting technology, furnaces and a rolling mill, which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, accidents or violent weather conditions. Interruptions in our processing and production capabilities and shutdowns resulting from unanticipated events could have a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to legal proceedings and legal compliance risks that may adversely impact our financial condition, results of operations and liquidity.

We spend substantial resources ensuring that we comply with domestic and foreign regulations, contractual obligations and other legal standards. Notwithstanding this, we are subject to a variety of legal proceedings and compliance risks in respect of various matters, including regulatory, safety, environmental, employment, transportation, intellectual property, contractual, import/export, international trade and governmental matters that arise in the course of our business and in our industry. An outcome in an unusual or significant legal proceeding or compliance investigation in excess of insurance recoveries could adversely affect our financial condition and results of operations. For information regarding our current significant legal proceedings and contingencies, see “Legal Proceedings” in Part I, Item 3 and “Contingencies – Other” within Note 8 - Commitments and Contingencies in the notes to the financial statements.

Climate change may adversely impact our facilities and our ongoing operations.

The potential physical impacts of climate change on our operations are highly uncertain and depend upon the unique geographic and environmental factors present, for example rising sea levels at deep water port facilities, changing storm patterns and intensities, and changing temperature levels. As many of our recycling facilities are located near deep water ports, rising sea levels may disrupt our ability to receive scrap metal, process the scrap metal through our shredders and ship products to our customers. Extreme weather events and conditions, such as hurricanes, thunderstorms, tornadoes, wildfires and snow or ice storms, may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. Increased frequency and duration of adverse weather events and conditions may also inhibit construction activity utilizing our products, scrap metal inflows to our recycling facilities, and retail admissions and parts sales at our auto parts stores. Potential adverse impacts from climate change, including rising temperatures and extreme weather events and conditions, may create health and safety issues for employees operating at our facilities and may lead to an inability to maintain standard operating hours.

Catastrophic events may disrupt our business and impair our ability to provide our platform to clients and consumers, resulting in costs for remediation, client and consumer dissatisfaction, and other business or financial losses.

Our operations depend, in part, on our ability to protect our facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Despite precautions taken at our facilities, the occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, spikes in usage volume or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce revenue, subject us to liability and lead to decreased usage of our platform and decrease sales of our advertising placements, any of which could harm our business.

We depend on a small number of suppliers for the materials necessary to run our business. The loss of these suppliers, or their failure to supply us with these materials, would materially and adversely affect our business.

We depend on the availability of key materials for our business from a small number of third-party suppliers. Because there are a limited number of suppliers for these materials, we may need to engage alternate suppliers to prevent a possible disruption. We do not have any control over the availability of materials. If we or our manufacturers are unable to purchase these materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the successful operation of our business would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from our business.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2021 and 2020 revenues.

We currently derive a significant portion of our revenues from one customer, which accounted for 83% of our revenue in fiscal 2021. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by this customer or the future demand for the products and services of this customer in the end-user marketplace. In addition, revenues from larger customers, especially our largest customer may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. Further, some of our contracts with larger customers permit them to terminate our relationship at any time (subject to notice and certain other provisions). If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations and/or trading price of our common stock. If our largest customer terminates our services, such termination would negatively affect our revenues and results of operations and/or trading price of our common stock.

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

We are highly dependent on our management team, specifically our Chief Executive Officer, Danny Meeks. While we have an employment agreement with Danny Meeks, such employment agreement permits Mr. Meeks to terminate such agreement upon notice. If we lose key employees, our business may suffer. Furthermore, our future success will also depend in part on the continued service of our key management personnel and our ability to identify, hire, and retain additional personnel. We carry “key-man” life insurance on the life of our executive officer. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

We may need to obtain additional financing to fund our operations.

We may need additional capital in the future to continue to execute our business plan. Therefore, we may be dependent upon additional capital in the form of either debt or equity to continue our operations. At the present time, we do not have arrangements to raise additional capital, and we may need to identify potential investors and negotiate appropriate arrangements with them. We may not be able to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms. If we cannot obtain the needed capital, we may not be able to become profitable and may have to curtail or cease our operations. Additional equity financing, if available, may be dilutive to the holders of our capital stock. Debt financing may involve significant cash payment obligations, covenants and financial ratios that may restrict our ability to operate and grow our business.

Our independent registered accounting firm has expressed concerns about our ability to continue as a going concern.

The report of our independent registered accounting firm expresses concern about our ability to continue as a going concern based on our historical losses from operations and the potential need for additional financing to fund our operations. It is not possible at this time for us to predict with assurance the potential success of our business. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our securities.

In the past we have experienced material weaknesses in our internal control over financial reporting, which if continued, could impair our financial condition.

As reported in Item 9A of this Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 and 2020 due to material weaknesses regarding our controls and procedures. The Company did not have sufficient segregation of duties to support its internal control over financial reporting. Due to our small size and limited resources, segregation of all conflicting duties has not always been possible and may not be economically feasible in the near term; however, we do expect to hire additional accounting personnel in the near future. We have and do endeavor to take appropriate and reasonable steps to make improvements to remediate these deficiencies. If we have continued material weaknesses in our internal financial reporting, our financial condition could be impaired or we may have to restate our financials, which could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the success of our business.

Risks Relating to Government Laws and Regulations

Tax increases and changes in tax rules may adversely affect our financial results.

As a company conducting business on a global basis with physical operations throughout North America, we are exposed, both directly and indirectly, to the effects of changes in U.S., state, local and foreign tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. In many cases, such changes put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.

We may not realize our deferred tax assets in the future.

The assessment of recoverability of our deferred tax assets is based on an evaluation of existing positive and negative evidence as to whether it is more-likely-than-not that they will be realized. If negative evidence outweighs positive evidence, a valuation allowance is required. Impairment of deferred tax assets may result from significant negative industry or economic trends, a decrease in earnings performance and projections of future taxable income, adverse changes in laws or regulations, and a variety of other factors. Impairment of deferred tax assets could have a material adverse impact on our results of operations and financial condition and could result in not realizing the deferred tax assets. Deferred tax assets may require further valuation allowances if it is not more-likely-than-not that the deferred tax assets will be realized.

Environmental compliance costs and potential environmental liabilities may have a material adverse effect on our financial condition and results of operations.

Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state and federal environmental laws and regulations in the U.S. and other countries relating to, among other matters:

●	Waste disposal;

●	Air emissions;

●	Waste water and storm water management, treatment and discharge;

●	The use and treatment of groundwater;

●	Soil and groundwater contamination and remediation;

●	Climate change;

●	Generation, discharge, storage, handling and disposal of hazardous materials and secondary materials; and

●	Employee health and safety.

We are also required to obtain environmental permits from governmental authorities for certain operations. Violation of or failure to obtain permits or comply with these laws or regulations could result in our business being fined or otherwise sanctioned by regulators or becoming subject to litigation by private parties. Future environmental compliance costs, including capital expenditures for environmental projects, may increase because of new laws and regulations, changing interpretations and stricter enforcement of current laws and regulations by regulatory authorities, expanding emissions, groundwater and other testing requirements and new information on emission or contaminant levels, uncertainty regarding adequate pollution control levels, the future costs of pollution control technology and issues related to climate change. We have seen an increased focus by federal, state and local regulators on metals recycling and auto dismantling facilities and new or expanding regulatory requirements.

Our operations use, handle and generate hazardous substances. In addition, previous operations by others at facilities that we currently or formerly owned, operated or otherwise used may have caused contamination from hazardous substances. As a result, we are exposed to possible claims, including government fines and penalties, costs for investigation and clean-up activities, claims for natural resources damages and claims by third parties for personal injury and property damage, under environmental laws and regulations, especially for the remediation of waterways and soil or groundwater contamination. These laws can impose liability for the cleanup of hazardous substances even if the owner or operator was neither aware of nor responsible for the release of the hazardous substances. We have, in the past, been found not to be in compliance with certain of these laws and regulations, and have incurred liabilities, expenditures, fines and penalties associated with such violations. Environmental compliance costs and potential environmental liabilities could have a material adverse effect on our financial condition, results of operations and cash flows. See “Contingencies – Environmental” in Note 9 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

Governmental agencies may refuse to grant or renew our licenses and permits, thus restricting our ability to operate.

We conduct certain of our operations subject to licenses, permits and approvals from state and local governments. Governmental agencies often resist the establishment of certain types of facilities in their communities, including auto parts facilities. Changes in zoning and increased residential and mixed-use development near our facilities are reducing the buffer zones and creating land use conflicts with heavy industrial uses such as ours. This could result in increased complaints, increased inspections and enforcement including fines and penalties, operating restrictions, the need for additional capital expenditures and increased opposition to maintaining or renewing required approvals, licenses and permits. In addition, from time to time, both the U.S. and foreign governments impose regulations and restrictions on trade in the markets in which we operate. In some countries, governments require us to apply for certificates or registration before allowing shipment of recycled metal to customers in those countries. There can be no assurance that future approvals, licenses and permits will be granted or that we will be able to maintain and renew the approvals, licenses and permits we currently hold. Failure to obtain these approvals could cause us to limit or discontinue operations in these locations or prevent us from developing or acquiring new facilities, which could have a material adverse effect on our financial condition and results of operations.

Compliance with existing and future climate change and greenhouse gas emission laws and regulations may adversely impact our operating results.

Future legislation or increased regulation regarding climate change and greenhouse gas “GHG” emissions could impose significant costs on our business and our customers and suppliers, including increased energy, capital equipment, emissions controls, environmental monitoring and reporting and other costs in order to comply with laws and regulations concerning and limitations imposed on climate change and GHG emissions. The potential costs of allowances, taxes, fees, offsets or credits that may be part of “cap and trade” programs or similar future legislative or regulatory measures are still uncertain and the future of these programs or measures is unknown. Future climate change and GHG laws or regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such requirements. Until the timing, scope and extent of any future laws or regulations becomes known, we cannot predict the effect on our financial condition, operating performance or ability to compete. Furthermore, even without such laws or regulations, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metals recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products. See “Business - Environmental Matters” in Part I, Item 1 of this Annual Report for further detail.

Risks Relating to Intellectual Property

We may not be able to protect our intellectual property rights throughout the world.

The success of our business depends on our continued ability to use our existing tradename in order to increase our brand awareness. The unauthorized use or other misappropriation of any our brand names could diminish the value of our business which would have a material adverse effect on our financial condition and results of operation.

We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and the outcome might have an adverse effect on the success of our business.

Competitors may infringe our trademarks or other intellectual property. Moreover, it may be difficult or impossible to obtain evidence of infringement by a competitor. To counter infringement or unauthorized use, we may be required to file infringement claims on an individual basis, which can be expensive and time-consuming and divert the time and attention of our management. There can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Some of our employees may have executed non-disclosure and non-competition agreements in connection with their previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

Risks Relating to Ownership of our Common Stock

There can be no assurance that our Common Stock will ever be approved for listing on a national securities exchange.

Currently, shares of our Common Stock are quoted on the over the counter “OTC” Pink Market and are not traded or listed on any securities exchange. While we remain determined to work towards getting our securities listed on a national exchange, there can be no assurance that this will occur. As a result we may never develop an active trading market for our securities which may limit our investors’ ability to liquidate their investments.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain a listing on a national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We are a “smaller reporting company” within the meaning of Rule 12b-2 of the Exchange Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our Common Stock could be less attractive to investors.

We qualify as a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have either: (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and (A) no public float or (B) a public float of less than $700 million. As a “smaller reporting company,” we are entitled to rely on certain reduced disclosure requirements, such as an exemption from providing executive compensation information in our periodic reports and proxy statements. We are also exempt from the auditor attestation requirements provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock or warrants less attractive as a result, there may be a less active trading market for our Common Stock and our stock prices may be more volatile.

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

You could lose some or all of your investment.

An investment in our securities is speculative and involves a high degree of risk. Potential investors should be aware that the value of an investment in the Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in the Company will fully reflect its underlying value. You could lose some or all of your investment.

Our management controls a large block of our Common Stock that will allow them to control us.

As of March 30, 2022 members of our management team beneficially own approximately 50.67% of our outstanding common stock.

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

We are authorized to issue up to 1,200,000,000 shares of Common Stock, of which 3,338,416 shares of Common Stock are issued and outstanding as of March 30, 2022. Our Board of Directors has the authority to cause us to issue additional shares of Common Stock without consent of any of stockholders. Consequently, our stockholders may experience further dilution in their ownership of our stock in the future, which could have an adverse effect on the trading market for our Common Stock.

Provisions in our Second Amended and Restated Certificate of Incorporation and Bylaws and Delaware law might discourage, delay or prevent a change in control of our Company or changes in our management and, therefore, depress the market price of our Common Stock.

Our Second Amended and Restated Certificate of Incorporation provides that all Internal Corporate Claims must be brought solely and exclusively in the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction, the Superior Court of the State of Delaware, or, if such other court does not have jurisdiction, the United States District Court for the District of Delaware). The exclusive forum provision may limit a stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes based upon Internal Corporate Claims, which may discourage lawsuits against us or our current or former directors or officers and/or stockholders in such capacity. In addition, if a court were to find this exclusive forum provision to be inapplicable or unenforceable in an action, we may incur costs associated with resolving the dispute in other jurisdictions, which could have a material adverse effect on our business and operations.

If securities or industry research analysts do not publish research or reports about our business, or if they issue an unfavorable or misleading opinion regarding our common stock, the market price and trading volume of our Common Stock could decline.

The trading market for our Common Stock will rely in part on the research and reports that securities or industry research analysts, over whom we have no control, publish about us and our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Future sales and issuances of our Common Stock or rights to purchase our Common Stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

We have broad discretion in the use of the net proceeds from our public offerings and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our public offerings, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the net proceeds from our public offerings in ways that ultimately increase the value of your investment. If we do not invest or apply the net proceeds from our public offerings in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

We lease our scrap yard located at 22097 Brewers Neck Blvd., Carrollton, VA 23314, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer for $14,959 per month. The lease expires on January 1, 2024, with two one-year options to extend at the Company’s election.

We lease our scrap yard located at 1576 Millpond Rd., Elizabeth City, NC 27909, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer for $10,874 per month. The lease expires on January 1, 2024, with two one-year options to extend at the Company’s election.

We lease our scrap yard located at 130 Courtland Rd., Emporia, VA 23847, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer for $10,874 per month. The lease expires on January 1, 2024, with two one year options to extend at the Company’s election.

We lease our scrap yard located at 623 Highway 903 N., Greenville, NC 27834, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer for $10,874 per month. The lease expires on January 1, 2024, with two one year options to extend at the Company’s election.

We lease our scrap yard located at 8952 Richmond Rd., Toano, VA 23168, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer for $10,874 per month. The lease expires on January 1, 2024, with two one-year options to extend at the Company’s election.

We lease our scrap yard located at 945 NC Highway 11N, Kelford, NC 27805, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer for $37,132 per month. The lease expires on January 1, 2024, with two one-year options to extend at the Company’s election.

We lease our scrap yard located at 1100 E Princess Anne Rd, Norfolk, VA 23504, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer for $15,914 per month. The lease expires on January 1, 2024, with two one-year options to extend at the Company’s election.

We lease our scrap yard located at 4091 Portsmouth Blvd., Portsmouth, VA 23701, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer for $10,874 per month. The lease expires on January 1, 2024, with two one-year options to extend at the Company’s election.

We lease our scrap yard located at 277 Suburban Drive, Suffolk, VA 23434, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer for $14,959 per month. The lease expires on January 1, 2024, with two one-year options to extend at the Company’s election.

We lease our scrap yard located at 9922 Hwy 17 S., Vanceboro, NC 28586, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer for $8,487 per month. The lease expires on January 1, 2024, with two one-year options to extend at the Company’s election.

We lease our scrap yard located at 1040 Oceana Blvd, Virginia Beach, VA 23454, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer for $15,000 per month. The lease expires on January 1, 2024, with two one-year options to extend at the Company’s election.

We lease office space at 505 Crawford Street, Portsmouth, VA 23704 for $1,150 per month. The lease expires on March 31, 2024.

We lease our scrap yard located at 406 Sandy Street, Fairmont, NC 28340, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer for $8,000 per month. The lease expires on January 1, 2024, with the option to extend the lease by one year at the Company’s election for the next five years.

On January 24, 2022, the Company entered into leasing agreements for 3,521 square feet of office space commencing upon the completion of tenant improvements which is expected to be on April 1, 2022 but shall be no later than May 1, 2022 (“Commencement Date”). Under the terms of the lease, the Company is required to pay $3,668 for the first twelve months of the lease and increasing by approximately 3% every 12 months thereafter until the expiration of the lease. The lease is for a period of five years from the Commencement Date and the Company was required to make a security deposit of $3,668. The Company does not have an option to extend the lease.

We do not own any properties or land.

We believe that our facilities are adequate for our current needs and that, if required, we will be able to expand our current space or locate suitable new office space and obtain a suitable replacement for our executive and administrative headquarters.

ITEM 3. LEGAL PROCEEDINGS

On December 1, 2020, Sheppard, Mullin, Richter & Hampton LLP (“Sheppard Mullin”), the Company’s former securities counsel, filed a demand for arbitration at JAMS in New York, New York against the Company, alleging the Company’s breach of an engagement agreement dated January 4, 2018, and a failure of the Company to pay $487,390.73 of outstanding legal fees to Sheppard Mullin. Sheppard Mullin was awarded $459,250.88 in unpaid legal fees, disbursements and interest on June 25, 2021. A judgement confirming the arbitration award was entered on September 8, 2021 in the Federal District Court located in Denver, Colorado.

On September 23, 2021, the Company entered into a Resolution Agreement and Release (the “Resolution Agreement”) with Sheppard Mullin concerning the $459,250.88 judgement entered against the Company. Under the terms of the Resolution Agreement, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. The Company has made the monthly payments due for September 2021 to March 2022.

We are unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Symbol

From April 9, 2015 to October 16, 2019, our common stock was quoted on the OTCQB under the symbol “MSRT.” From October 17, 2019 to February 25, 2022, our common stock was quoted on the OTC Pink Tier of the OTC Markets under the symbol “MSRT.” From February 28 to March 24, 2022, our common stock was quoted on the OTC Pink Tier of the OTC Markets under the symbol “MSRTD.” Since March 25, 2022, our common stock was quoted on the OTC Pink Tier of the OTC Markets under the symbol “GWAV.”

The following table presents, for the periods indicated, the high and low sales prices of Common Stock, and is based upon information provided by the OTC Marketplace. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	2022
	High	Low
First Quarter	$14.10	$3.35

	2021
	High	Low
First Quarter	$17.10	$1.83
Second Quarter	$26.37	$5.25
Third Quarter	$17.49	$8.40
Fourth Quarter	$19.20	$11.40

	2020
	High	Low
First Quarter	$2.55	$0.45
Second Quarter	$2.07	$0.30
Third Quarter	$1.56	$0.45
Fourth Quarter	$2.52	$0.48

The last reported sale price of Common Stock as of April 6, 2022 on OTC Pink was $7.70 per share.

Holders

As of April 7, 2022, there were 131 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our Common Stock is Equity Stock Transfer, located at 237 W. 37th St. #602, New York, NY 10018.

Dividend Policy

We have never declared or paid cash or stock dividends on our common stock and do not anticipate paying any dividends on the shares of our common stock in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Any future determination to declare dividends on common stock will be made at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company issued 1,650,000 shares of common stock, having a fair value of $18,414,000 for the acquisition of Empire Services, Inc.

The issuance of the above securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	92,166	$148.11	167,300
Equity compensation plans not approved by security holders	—	—	—
Total	92,166	$148.11	167,300

(1)	Includes the 2014 Stock Incentive Plan, 2015 Stock Incentive Plan, 2016 Stock Incentive Plan, 2017 Equity Incentive Plan, 2018 Equity Incentive Plan, and 2021 Equity Incentive Plan.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion and other sections of this Annual Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors.” You should also carefully read “Special Note Regarding Forward-Looking Statements”.

Overview

We were formed on April 26, 2013 as a technology platform developer under the name MassRoots, Inc. In October 2021, we changed our corporate name from “MassRoots, Inc.” to “Greenwave Technology Solutions, Inc.” We sold all of our social media assets on October 28, 2021 for cash consideration equal to $10,000 and discontinued all operations related to our social media business. On September 30, 2021, we closed our acquisition of Empire Services, Inc. (“Empire”), which operates 11 metal recycling facilities in Virginia and North Carolina. The acquisition was deemed effective October 1, 2021 on the effective date of the Certificate of Merger in Virginia.

Upon the acquisition of Empire, we transitioned into the scrap metal industry which involves collecting, classifying and processing appliances, construction material, end-of-life vehicles, boats, and industrial machinery. We process these items by crushing, shearing, shredding, separating, and sorting, into smaller pieces and categorize these recycled ferrous, nonferrous, and mixed metal pieces based on density and metal prior to sale. In cases of scrap cars, we remove the catalytic converters, aluminum wheels, and batteries for separate processing and sale prior to shredding the vehicle. We have designed our systems to maximize the value of metals produced from this process.

We operate an industrial shredder at our Kelford, North Carolina location. Our shredder is designed to produce a denser product and, in concert with advanced separation equipment, more refined recycled ferrous metals, which are more valuable as they require less processing to produce recycled steel products. In totality, this process reduces large metal objects like auto bodies into baseball-sizes pieces of shredded recycled metal.

The shredded pieces are then placed on a conveyor belt under magnetized drums to separate the ferrous metal from the mixed nonferrous metal and residue, producing consistent and high-quality ferrous scrap metal. The nonferrous metals and other materials then go through a number of additional mechanical systems which separate the nonferrous metal from any residue. The remaining nonferrous metal is further processed to sort the metal by type, grade, and quality prior to being sold as products, such as zorba (mainly aluminum), zurik (mainly stainless steel), and shredded insulated wire (mainly copper and aluminum).

One of our main corporate priorities is to open a facility with rail or deep-water port access to enable us to efficiently transport our products to domestic steel mills and overseas foundries. Because this would greatly expand the number of potential buyers of our processed scrap products, we believe opening a facility with port or rail access could result in an increase in both the revenue and profitability of our existing operations.

Empire is headquartered in Suffolk, Virginia and employs 89 people as of April 4, 2022.

Competitors

We compete with other metal recycling facility operators, such as Schnitzer Steel Industries, and are focused on utilizing technology to create operating efficiencies and competitive advantages over our peers.

Recent Developments and Other Sources of Funding

Financings

On February 16, 2021, we entered into a securities purchase agreement with an accredited investor for the sale of five (5) shares of our Series X Convertible Preferred Stock, par value $0.0001 per share, resulting in aggregate proceeds of $100,000. The purchase and issuance of such shares of Series X Preferred Stock closed on February 18, 2021.

On February 22, 2021, we entered into a securities purchase agreement with an accredited investor for the sale of 1.25 shares of our Series X Convertible Preferred Stock, par value $0.0001 per share, resulting in aggregate proceeds of $25,000. The purchase and issuance of such shares of Series X Preferred Stock closed on February 24, 2021.

On March 10, 2021, we entered into a securities purchase agreement with an accredited investor for the sale of 3.75 shares of our Series X Convertible Preferred Stock, par value $0.0001 per share, resulting in aggregate proceeds of $75,000. The purchase and issuance of such shares of Series X Preferred Stock closed on March 12, 2021.

On November 30, 2021, we entered into securities purchase agreements with accredited investors for the placement of secured convertible promissory notes in the principal amount of $37,714,966 together with warrants to purchase 2,514,332 shares of common stock. We paid $2,200,000 and a warrant to purchase 20,000 shares of common stock as commission for the offering. Our Chief Executive Officer rolled $4,762,838 of debt into the offering. Aggregate proceeds from the offering were $27,585,450.

COVID-19

We continue to proactively monitor and assess the COVID-19 global pandemic. The full impact of the COVID-19 pandemic is inherently uncertain. The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing physical contact with customers). We further continue to monitor developments of the COVID-19 pandemic and we may take additional actions as may be required by government authorities or that we determine are in the best interests of our employees, patients, and business partners. We have implemented appropriate safety measures, following guidance from the Center for Disease Control and the Occupational Safety and Health Administration. The extent of the impact of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments.

Results of Operations For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	For the Fiscal Year ended
	31-Dec-21	31-Dec-20	$ Change	%Change
Revenues	$8,098,036	$6,964	$8,091,072	116,184%

Gross Profit	2,859,554	5,681	2,853,873	50,235%

Operating Expenses	5,787,118	1,165,892	4,621,226	396.37%

Loss from Operations	(2,927,564)	(1,160,211)	(1,767,353)	152.33%

Other Income (Expense)	1,295,143	(13,550,249)	14,845,392	(110.00)%

Net Income (Loss) Applicable to Common Stockholders	$2,776,027	$(111,623,487)	$114,399,514	(102.49)%

Revenues

For the year ended December 31, 2021, we generated $8,098,036 in revenues, as compared to $6,964 for the year ended December 31, 2020, an increase of $8,091,072. This increase was due to the consummation of our acquisition of Empire, a robust market for recycled metals, the repurposing and implementation of Greenwave’s technology into Empire’s existing operations, and the opening of Empire’s Virginia Beach scrap yard.

Our cost of revenues increased to $5,238,482 for the year ended December 31, 2021 from $1,283 during the same period in 2020, an increase of $5,237,199, as a result of the Empire acquisition.

Our gross profit was $2,859,554 during the year ended December 31, 2021, an increase of $2,853,873 from the same period in 2020 due to the consummation of the Empire acquisition.

Operating Expenses

For the years ended December 31, 2021 and 2020, our operating expenses were $5,787,118 and $1,165,892, respectively, an increase of $4,621,226. This increase was mainly attributed to the closing of our acquisition of Empire, which significantly expanded our operations, number of employees, and internal systems. There was an increase in payroll and related expenses of $1,237,923 as payroll and related expenses were $1,541,773 for 2021 as compared to $303,850 for the same period in 2020, which was the result of an increase in our labor force primarily due to the closing of the Empire acquisition. Advertising expense decreased by $25,366 to $33,595 for 2021 as compared to $58,961 for 2020 as the Company focused its resources on its scrap metal operations. Depreciation and amortization of intangible assets increased by $888,781 to $888,781 for 2021 from $0 in 2020 as a result of the Company acquiring fixed assets and intangible assets in the Empire acquisition. There were hauling and equipment maintenance costs of $513,928 in 2021, as compared to $0 in 2020, an increase of $513,928, due to the Company’s transportation and logistics costs increasing due to the Empire acquisition. Consulting, accounting, and legal expenses decreased to $395,901 during the year ended December 31, 2021 from $684,422 during the same period in 2020 a decrease of $288,521. There was an increase in rent expenses as a result of the Empire acquisition, increasing $594,678 from $10,802 during the year ended December 31, 2020 to $605,480 during the same period in 2021.

Our other general and administrative expenses increased to $1,789,698 for the year ended December 31, 2021 from $107,857 for the year ended December 31, 2020, an increase of $1,681,841, as a result of the Company’s operations expanding from the Empire acquisition.

The increase of these expenditures resulted in our total operating expenses increasing to $5,787,118 during the year ended December 31, 2021 compared to $1,165,892 during the year ended December 31, 2020, an increase of $4,621,226.

Loss from Operations

Our loss from operations increased $1,767,353 to $2,927,564 during the year ended December 31, 2021, from $1,160,211 during the year ended December 31, 2020.

Other (Expense)

During the year ended December 31, 2021, we incurred other income of $1,295,143, as compared to $(13,550,249) for the year ended December 31, 2020, an increase of $14,845,392. This increase is primarily due to a gain of the forgiveness of debt of $739,710 and $250,000 for the years ended December 31, 2021 and 2020, respectively. There was a gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable of $182,160,381 and $162,109,131 for the years ended December 31, 2021 and 2020, respectively. Our derivative liability for authorized share deficiency increased to $(171,343,164) in fiscal year 2021 from ($170,319,590) during fiscal year 2020. We realized a $880 loss on the conversion of convertible debentures during fiscal year 2021 as compared to a $882 gain in fiscal year 2020. In addition, interest expense increased to $(10,561,789) during fiscal year 2021 as compared to $(5,139,321) during fiscal year 2020. Lastly, the there was a gain in the fair value of derivative liabilities of $300,885 during fiscal year 2021, as compared to a loss of $(451,351) during the prior year.

Net Loss

Our net income available to shareholders increased by $114,399,514 to $2,776,027 during the year ended December 31, 2021, from a $111,623,487 loss during the year ended December 31, 2020.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 2021 and 2020 was $2,487,213 and $1,037,843, respectively. The increase in cash flows used in operations in 2021 was driven by a loss on derivative liabilities for the authorized share shortfall of $171,343,164, amortization of right of use assets (related-party) of $373,640, amortization of right of use assets of $22,436, impairments of equipment of $388,877, depreciation and amortization of $888,781, loss on conversions of convertible notes payable of $880, expenses of $158,371 paid by a non-convertible noteholder of the Company, decrease of prepaid expenses of $97,132, increases of accounts payable and accrued expenses of $609,683, an increase in contract liability of $25,000, a decrease in operating lease liabilities of $30,544, a decrease in operating lease liabilities (related-party) of $382,815, largely offset by a gain on the settlement of convertible notes and accrued interest of $182,160,381, a gain on forgiveness of debt of $739,710, share-based compensation of $166,855, interest and amortization of debt discount of $10,198,924, change in the value of derivative liabilities of $300,855, increases in inventories of $381,002, increase of security deposits of $2,437, decreases of accrued payroll of $137,415, decrease in environmental remediation liabilities of $48,810, and a net loss of $1,632,421. Cash flows used in operations in 2020 was impacted primarily from the net loss of $14,710,460, partially offset by non-cash items including derivative liability for authorized share deficiency of $170,319,590, gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable of $162,109,131, interest and amortization of debt discount of $5,139,321, change in fair value of derivative liabilities of $451,351, gain on forgiveness of debt of $250,000 and gain on conversion of convertible notes payable of $882, as well as an increase in accrued payroll and related expenses of $140,005 and an increase in accounts payable and accrued expenses of $77,520.

Net cash used by investing activities was $77,666 and $0 for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, there was cash used in the purchase of equipment of $218,693 and cash acquired in the acquisition of the business of $141,027.

Net cash provided by financing activities for the year ended December 31, 2021 and 2020 was $5,521,687 and $1,038,208, respectively. During the year ended December 31, 2021, there were cash proceeds of $200,000 from the sale of Series X Preferred Stock, proceeds of $27,585,450 from the sale of convertible notes payable, proceeds of $1,465,053 from the sale of non-convertible notes payable, proceeds of $70,452 from advances, proceeds of $122,865 from related-parties, offset by repayments of $2,503,300 of convertible notes payable, repayments of $5,629,455 to non-convertible notes payable, repayments of advances of $4,165,973, payments of $26,000 to settle warrants and stock, redemptions of Series X Preferred Shares of $501,463, and redemptions of Series Y Preferred Shares of $11,095,942. Comparatively, for the year ended December 31, 2020, these funds came mainly from the sale of Series X Preferred Stock amounting to $321,000, proceeds from issuance of convertible debt of $637,000, proceeds from issuance of non-convertible notes payable of $82,911, proceeds from the issuance of a $50,000 PPP loan, offset by repayment of advances in the amount of $3,009, repayment of non-convertible notes in the amount of $39,641, and the repayment of $13,749 in bank overdrafts.

Capital Resources

As of December 31, 2021, we had cash on hand of $2,958,293. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Fundraising

During the year ended December 31, 2021, the Company received proceeds of $27,585,450, $1,465,053, $70,452, $122,865, and $200,000 from the issuance of convertible notes, non-convertible notes, advances, advances from related parties, and Series X preferred shares, respectively.

Required Capital over the Next Fiscal Year

The Company is party to senior secured convertible debt in the principal amount of $37,714,966 which matures on May 30, 2022 with an automatic extension until November 30, 2022 for an additional 6% original issuance discount. This senior secured debt is currently convertible into common shares at $15.00 per share and will automatically convert into shares of common stock should Greenwave’s shares of common stock be listed on a national exchange. Greenwave expects this debt will be converted into shares of common stock during fiscal year 2022; however, if the debt is not converted, the Company may have to raise additional capital to fulfill its obligations under these notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU No. 2019-12 effective January 1, 2021, and the adoption did not have a material impact on its financial statements and related disclosures.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). We are still assessing this standard’s impact on our consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and property and equipment valuation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Goodwill: Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested annually at December 31 for impairment. The annual qualitative or quantitative assessments involve determining an estimate of the fair value of reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized. The amount of impairment loss is determined by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount. If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess. The Company has adopted the provisions of ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. Thus, ASU 2017-04 permits an entity to record a goodwill impairment that is entirely or partly due to a decline in the fair value of other assets that, under existing GAAP, would not be impaired or have a reduced carrying amount. Furthermore, the ASU removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Accordingly, the goodwill of reporting unit or entity with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit/entity may indicate that goodwill is impaired.

We test our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is December 31.

None of the goodwill is deductible for income tax purposes.

Intangible: Intangible assets with finite useful lives consist of tradenames, licenses and customer relationships and are amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During the fiscal year ended December 31, 2021, the Company recorded $0 in impairment expense related to intangibles and $739,625 in amortization of intangible assets.

Beneficial Conversion Feature: The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options, Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature (“BCF”) of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The BCF of a convertible note is measured by allocating a portion of the note’s proceeds to the warrants, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants on an allocated fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense using interest method.

Income Taxes: The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Greenwave has also experienced impacts of inflation to its operations, mainly the significant increases in the prices of recycled metal, which in turn, has resulted in increases to the Company’s revenue and profit margin. The Company has also experienced increases to its wages and salaries, hauling, and towing expenses caused by inflation, but is taking steps to minimize impacts to the Company’s financial position. Greenwave does not experience material changes to its business due to seasonality.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be included in this Annual Report appear as indexed in the appendix to this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2021 were not effective (at a reasonable assurance level) due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the U.S. Accordingly, management believes that the financial statements included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (issued in 2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon the assessments, management has concluded that as of December 31, 2021, there was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

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

Inherent Limitations on Effectiveness of Controls and Procedures

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent or detect all errors and all fraud. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The Company’s CEO and CFO has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act, that occurred during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections titled “Information about our Executive Officers,” “Election of Directors,” “Corporate Governance Standards and Director Independence” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2022 Annual Meeting of Shareholders, and such disclosure, if any, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section titled “Executive Compensation,” “Election of Directors,” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is RBSM LLP, Las Vegas, NV Auditor Firm ID 587.

The information required by this item is incorporated herein by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report:

(1) Financial Statements

The following documents are included on pages F-1 through F-6 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

(3) List of Exhibits.

			Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Plan of Reorganization, dated March 18, 2014.	S-1	333-196735	2.1	June 13, 2014
2.2	Agreement and Plan of Merger between MassRoots, Inc. and Whaxy Inc. and DDDigtal Inc. and Zachary Marburger and the Stockholders of DDDigtal Inc., dated December 15, 2016.	8-K	000-55431	10.1	December 16, 2016
2.3	Agreement and Plan of Merger between MassRoots, Inc. and MassRoots Compliance Technology, Inc. and Odava, Inc. and Scott Kveton and the Stockholders of Odava, Inc.	8-K	000-55431	10.1	July 5, 2017
2.4	Agreement and Plan of Merger between MassRoots, Inc., MassRoots Supply Chain, Inc., COWA Science Corporation and Christopher Alameddin, as the representative of the Stockholders of COWA Science Corporation, dated February 11, 2019.	8-K	000-55431	2.1	February 12, 2019
2.5	Agreement and Plan of Merger between MassRoots, Inc., Empire Merger Corp., Empire Services, Inc. and Danny Meeks, as the sole shareholder, dated September 30, 2021	8-K	000-55431	10.1	October 6, 2021
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 25, 2022).	8-K	000-55431	3.1	February 25, 2022
3.2	Bylaws of the Registrant.	S-1	333-196735	3.3	June 13, 2014
3.3	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017.	8-K	000-55431	3.1	July 14, 2017
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock.	8-K	000-55431	3.1	July 12, 2019
3.5	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.	8-K	000-55431	3.2	July 12, 2019
3.6	Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock.	8-K	000-55431	3.1	July 22, 2019
3.7	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock.	10-K	000-55431	3.7	July 16, 2020
3.8	Certificate of Designations, Preferences and Rights of the Series X Convertible Preferred Stock.	10-Q	000-55431	3.1	December 18, 2020
3.9	Certificate of Designations, Preferences and Rights of the Series Y Convertible Preferred Stock.	10-K	000-55431	3.9	April 16, 2021
3.10	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series X Convertible Preferred Stock filed with the Secretary of State on May 24, 2021	8-K	000-55431	3.1	May 25, 2021
3.11	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series Y Convertible Preferred Stock filed with the Secretary of State on December 30, 2020	8-K	000-55431	3.2	May 25, 2021
3.12	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. effective September 30, 2021, field with the Secretary of State on September 30, 2021	8-K	000-55431	3.1	October 6, 2021
3.13	Certificate of Designations, Preferences and Rights of the Series Z Convertible Preferred Stock	8-K	000-55431	3.1	October 20, 2021
3.14	Certificate of Elimination of Series C Convertible Preferred Stock of Greenwave Technology Solutions, Inc.	8-K	000-55431	3.1	December 17, 2021
3.15	Certificate of Amendment to Certificate of Incorporation of MassRoots, Inc.	8-K	000-55431	3.1	February 25, 2022
3.16	Certificate of Amendment to Certificate of Incorporation of Greenwave Technology Solutions, Inc.	8-K	000-55431	3.2	February 25, 2022
4.1	Form of Common Stock Certificate.	S-1	333-196735	4.1	June 13, 2014
4.2*	Description of Registrant’s Securities (included herewith)
4.3	Form of Warrant dated March 2016.	8-K	000-55431	4.2	March 18, 2016

4.4	Form of Warrant utilized by Service Providers.	S-1	333-210672	10.25	April 11, 2016
4.5	Form of Warrant dated July 2017.	8-K	000-55431	10.2	July 24, 2017
4.6	Form of Common Stock Purchase Warrant dated August 2017.	8-K	000-55431	4.2	August 18, 2017
4.7	Form of Warrant dated December 2017.	8-K	000-55431	10.2	December 14, 2017
4.8	Form of Warrant dated December 2017.	8-K	000-55431	4.1	December 29, 2017
4.9	Form of Warrant dated January 2018.	8-K	000-55431	10.2	January 31, 2018
4.10	Form of Warrant dated July 2019.	8-K	000-55431	10.2	July 12, 2019
10.1+	2014 Stock Incentive Plan and form of agreements thereunder.	S-1	333-196735	10.12	June 13, 2014
10.2+	2015 Stock Incentive Plan and form of agreements thereunder.	10-K	333-196735	10.12	March 30, 2016
10.3+	2016 Stock Incentive Plan and form of agreements thereunder.	8-K	000-55431	4.1	September 23, 2016
10.4+	2017 Equity Incentive Plan and form of agreements thereunder.	DEF 14C	000-55431	Appendix A	December 9, 2016
10.5+	2018 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix B	May 11, 2018
10.6	2021 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix C	July 12, 2021
10.7	Form of Securities Purchase Agreement dated March 2016.	8-K	000-55431	10.1	March 18, 2016
10.8	Form of Securities Purchase Agreement dated August 2017.	8-K	000-55431	10.1	August 18, 2017
10.9	Securities Purchase Agreement dated May 16, 2019.	8-K	000-55431	2.1	May 24, 2019
10.10	Form of Securities Purchase Agreement dated January 2018.	8-K	000-55431	10.1	January 31, 2018
10.11	Form of Series X Securities Purchase Agreement.	10-Q	000-55431	10.1	December 18, 2020
10.12	Form of Securities Purchase Agreement dated December 17, 2018.	8-K	000-55431	99.1	December 20, 2018
10.13	Form of Joinder Agreement to Agreement and Plan of Merger made by each stockholder of Odava, Inc. and agreed to and acknowledged by MassRoots, Inc. and MassRoots Compliance Technology, Inc.	8-K	000-55431	10.2	July 5, 2017
10.14	Form of Subscription Agreement dated July 2017.	8-K	000-55431	10.1	July 24, 2017
10.15	Form of Subscription Agreement dated December 2017.	8-K	000-55431	10.1	December 29, 2017
10.16	Form of Subscription Agreement.	8-K	000-55431	10.1	July 12, 2019
10.17	Form of Security Agreement dated August 2017.	8-K	000-55431	10.2	August 18, 2017
10.18	Form of Security Agreement dated December 17, 2018.	8-K	000-55431	99.3	December 20, 2018
10.19	Form of Amended and Restated Simple Agreement for Future Tokens.	S-1	333-223038	10.27	February 14, 2018
10.20	Form of Director Separation Agreement.	8-K	000-55431	10.1	December 14, 2017
10.21	Form of Separation Agreement.	8-K	000-55431	10.4	December 14, 2017
10.22	Form of Separation Agreement.	8-K	000-55431	10.1	July 22, 2019
10.23	Form of Mutual Release and Non-Disparagement Agreement.	8-K	000-55431	10.3	December 14, 2017

10.24+	Employment Agreement by and between the Company and Isaac Dietrich.	8-K	000-55431	10.5	December 14, 2017
10.25+	CFO Services Agreement by and between the Company and Jesus Quintero.	10-K	000-55431	10.35	April 16, 2019
10.26	Membership Agreement between the Company and WeWork dated May 1, 2020.	8-K	000-55431	10.1	May 5, 2020
10.27	Form of Secured Convertible Promissory Note.	8-K	000-55431	99.2	December 20, 2018
10.28	Convertible Promissory Note dated May 16, 2019.	8-K	000-55431	99.1	May 24, 2019
10.29	Form of Exchange Agreement.	8-K	000-55431	10.3	July 12, 2019
10.30	Form of Convertible Note.	8-K	000-55431	10.1	November 26, 2019
10.31	Form of Series A Exchange Agreement.	8-K	000-55431	10.1	April 21, 2020
10.32	Form of Series A Convertible Note.	8-K	000-55431	10.2	April 21, 2020
10.33	Form of Series B Exchange Agreement.	8-K	000-55431	10.3	April 21, 2020
10.34	Form of Series B Convertible Note.	8-K	000-55431	10.4	April 21, 2020
10.35	Form of December Note.	8-K	000-55431	10.5	April 21, 2020
10.36	Form of January Note.	8-K	000-55431	10.6	April 21, 2020
10.37	Form of First March Note.	8-K	000-55431	10.7	April 21, 2020
10.38	Form of Second March Note.	8-K	000-55431	10.8	April 21, 2020
10.39	Form of April Note.	8-K	000-55431	10.9	April 21, 2020
10.40	Form of Notes.	8-K	000-55431	10.1	September 4, 2020
10.41	Form of September Note.	8-K	000-55431	10.2	September 4, 2020
10.42	Form of Securities Exchange Agreement.	10-K	000-55431	10.49	April 15, 2021
10.43+	2021 Equity Incentive Plan	14A	000-55431	Appendix C	July 12, 2021
10.44+	Employment Agreement by and between the Company and Danny Meeks	8-K	000-55431	10.2	October 6, 2021
10.45	Form of Warrant	8-K	000-55431	4.1	December 6, 2021
10.46	Form of Senior Note	8-K	000-55431	4.2	December 6, 2021
10.47	Securities Purchase Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.1	December 6, 2021
10.48	Pledge and Security Agreement, dated November 30, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.2	December 6, 2021
10.49	Registration Rights Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.3	December 6, 2021
14.1	Code of Ethics of the Company.	10-K	333-196735	14.1	April 1, 2015
21.1*	List of Subsidiaries
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	filed herewith.0

+	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2022.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

By:	/s/ Danny Meeks
Danny Meeks Chief Executive Officer (Principal Executive Officer)

By:	/s/ Danny Meeks
Danny Meeks Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Danny Meeks	Chief Executive Officer (Principal Executive Officer) and	April 14, 2022
Danny Meeks	Chairman of the Board of Directors

/s/ Danny Meeks	Interim Chief Financial Officer	April 14, 2022
Danny Meeks	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greenwave Technology Solutions, Inc.

(FKA MassRoots, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenwave Technology Solutions, Inc. (FKA MassRoots, Inc.) (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, and expects future losses that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Business Combinations

Description of the Matter:

As described in Note 3 and 4 to the consolidated financial statements, the Company completed an acquisition of Empire Services, Inc. for net consideration of $23.1 million in the year ended December 31, 2021. The Company accounted for this acquisition as a business combination. A significant component of each acquisition included identifiable intangible assets. The preliminary valuation of identifiable intangible assets was conducted using the relief from royalty method, excess earnings method discount approach and other valuation methods.

Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets, which consisted of Licenses of $21.27 million, Intellectual property of $3.04 million, Customer base of $2.24 million and Goodwill of $2.5 million. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about future performance of the acquired business and due to the limited historical data on which to base these assumptions. The significant assumptions used to form the basis of the forecasted results included revenue growth rates, economic life, royalty rate, contributory asset charge rate and discount rate. These significant assumptions were forward-looking and could be affected by future economic and market conditions

We identified the business combinations as a critical audit matter since the assumptions as described above involve high levels of management judgment and in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence related to management’s valuation methods and significant assumptions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

How we addressed the Matter in our Audit:

To test the estimated fair values of the identified intangible assets, our audit procedures included, among others, reading the underlying agreements, testing management’s application of the relevant accounting guidance, and involving a specialist to assist us in the evaluation and appropriateness of the Company’s valuation methodology and testing of the significant assumptions. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

PCAOB ID 587

RBSM LLP

We have served as the Company’s auditor since 2017.

Las Vegas, Nevada

April 14, 2022

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$2,958,293	$1,485
Inventories	381,002	-
Prepaid expenses	-	97,132
Total current assets	3,339,295	98,617

Property and equipment, net	2,905,037	-
Operating lease right of use assets, net - related-party	3,479,895	-
Operating lease right of use assets, net	140,628	-
Licenses, net	20,742,150	-
Customer list, net	2,183,025	-
Intellectual property, net	2,884,200	-
Goodwill	2,499,753	-
Security deposit	3,587	-

Total assets	$38,177,570	$98,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,773,894	$4,948,890
Accrued payroll and related expenses	4,001,470	3,864,055
Contract liabilities	25,000	-
Advances	97,000	88,187
Non-convertible notes payable, current portion, net of unamortized debt discount of $11,724 and $0, respectively	228,276	159,520
Derivative liabilities	44,024,242	25,475,514
Convertible notes payable, net of unamortized debt discount of $31,255,497 and $0, respectively	6,459,469	3,186,303
Due to related parties	122,865	-
Operating lease obligations, current portion - related-party	1,427,618	-
Operating lease obligations, current portion	288,108	-
Environmental remediation	22,207	-
Total current liabilities	$59,470,149	$37,722,469

Operating lease obligations, less current portion - related-party	1,987,752	-
Operating lease obligations, less current portion	43,020	-
Non-convertible notes payable, net of unamortized debt discount of $289 and $0, respectively	24,711	60,000
PPP note payable	-	50,000
Total liabilities	$61,525,632	$37,832,469

Commitments and contingencies (See Note 9)

Stockholders’ deficit:
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series X, $0.0001 par value, $20,000 stated value, 100 shares authorized; 0 and 16.05 shares issued and outstanding, respectively	-	-
Preferred stock - Series Y, $0.001 par value, $20,000 stated value, 1,000 shares authorized; 0 and 654.781794 shares issued, respectively	-	1
Preferred stock - Series Z, $0.001 par value, $20,000 stated value, 500 shares authorized; 500 and 0 shares issued and outstanding, respectively	1	-
Preferred stock - Series C, $0.001 par value, 1,000 shares authorized; 0 and 1,000 shares issued and outstanding, respectively	-	1
Preferred stock - Series A, $0.001 par value, 6,000 shares authorized; 0 shares issued and outstanding	-	-
Preferred stock - Series B, $0.001 par value, 2,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,200,000,000 and 500,000,000 shares authorized; 3,331,916 and 1,661,431 shares issued and outstanding, respectively	3,332	1,661
Common stock to be issued, 8,500 and 3,024,604 shares, respectively	8	3,025
Additional paid in capital	275,058,282	284,420,948
Discount on preferred stock	-	(20,973,776)
Accumulated deficit	(298,409,685)	(301,185,712)
Total stockholders’ deficit	(23,348,062)	(37,733,852)

Total liabilities and stockholders’ deficit	$38,177,570	$98,617

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020

Revenues	$8,098,036	$6,964

Cost of Revenues	5,238,482	1,283

Gross Profit	2,859,554	5,681

Operating Expenses:
Advertising	33,595	58,961
Payroll and related expense	1,541,773	303,850
Rent, utilities and property maintenance ($477,140 and $0, respectively, to related party)	605,480	10,802
Environmental remediation expense	17,962	-
Hauling and equipment maintenance	513,928	-
Depreciation and amortization expense	888,781	-
Consulting, accounting and legal	395,901	684,422
Other general and administrative expenses	1,789,698	107,857
Total Operating Expenses	5,787,118	1,165,892

Loss From Operations	(2,927,564)	(1,160,211)

Other Income (Expense):
Interest expense	(10,561,789)	(5,139,321)
Change in derivative liability for authorized shares shortfall	(171,343,164)	(170,319,590)
Change in fair value of derivative liabilities	300,885	(451,351)
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	182,160,381	162,109,131
Gain on forgiveness of debt	739,710	250,000
Gain (loss) on conversion of convertible notes	(880)	882
Total Other Income (Expense)	1,295,143	(13,550,249)

Net Loss Before Income Taxes	(1,632,421)	(14,710,460)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(1,632,421)	(14,710,460)

Deemed dividend resulting from amortization of preferred stock discount	(34,798,923)	(1,074,539)
Deemed dividend resulting from redemption of Series X shares	3,326,237	-
Deemed dividend resulting from redemption of Series Y shares	35,881,134	-
Deemed dividend from warrant price protection	-	(95,838,488)

Net Income (Loss) Available to Common Stockholders	$2,776,027	$(111,623,487)

Net Income (Loss) Per Common Share:
Basic	$0.57	$(23.99)
Diluted	$0.36	$(23.99)

Weighted Average Common Shares Outstanding:
Basic	4,848,574	4,652,129
Diluted	8,199,137	4,652,129

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock										Common Stock to		Additional	Discount on
	Series X		Series Y		Series Z		Series C		Common Stock		be Issued		Paid	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Total

Balance at December 31, 2019	-	-	-	-	-	-	1,000	$1	1,296,566	$1,296	3,148,871	$3,149	152,688,853	-	(189,562,225)	(36,868,926)
Issuance of common shares previously to be issued	-	-	-	-	-	-	-	-	123,867	$124	(123,867)	$(124)	-	-	-	-
Common shares issued upon conversion of convertible notes and accrued interest	-	-	-	-	-	-	-	-	241,228	$241	-	-	370,514	-	-	370,755
Common shares contributed back to the Company and promptly retired	-	-	-	-	-	-	-	-	(230)	-	-	-	-	-	-	-
Recission of warrants exercised in prior year	-	-	-	-	-	-	-	-	-	-	(400)	-	(6,000)	-	-	(6,000)
Deemed dividend related to warrant price protection	-	-	-	-	-	-	-	-	-	-	-	-	95,838,488	-	(95,838,488)	-
Convertible note issued to CFO with BCF	-	-	-	-	-	-	-	-	-	-	-	-	64,143	-	-	64,143
Sale of Series X preferred shares	16.05	-	-	-	-	-	-	-	-	-	-	-	321,000	-	-	321,000
BCF recognized upon issuance of Series X preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	454,200	(454,200)	-	-
Series Y preferred shares issued in exchange for convertible notes, accrued interest and warrants	-	-	654.781794	$1	-	-	-	-	-	-	-	-	13,095,635	-	-	13,095,636
BCF recognized upon issuance of Series Y preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	21,594,115	(21,594,115)	-	-
Deemed dividend resulting from amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	-	-	-	1,074,539	(1,074,539)	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-		(14,710,460)	(14,710,460)

Balance at December 31, 2020	16.05	-	654.781794	$1	-	-	1,000	$1	1,661,431	$1,661	3,024,604	$3,025	284,420,948	(20,973,776)	(301,185,712)	(37,733,852)
Issuance of common shares previously to be issued	-	-	-	-	-	-	-	-	3,355	$4	(3,355)	$(4)	-	-	-	-
Issuance of common shares for services rendered	-	-	-	-	-	-	-	-	7,252	$7	-	-	166,848	-	-	166,855
Common shares issued upon conversion of convertible notes	-	-	-	-	-	-	-	-	14,828	$15	-	-	132,987	-	-	133,002
Cancelation of common shares and warrants in exchange for cash paid per cancelation agreement	-	-	-	-	-	-	-	-	(4,950)	$(5)	-	-	(10,995)	-	-	(11,000)
Sale of Series X preferred shares	10.00	-	-	-	-	-	-	-	-	-	-	-	200,000	-	-	200,000
BCF recognized upon issuance of Series X preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	2,852,500	(2,852,500)	-	-
Series Y preferred shares issued in exchange for convertible notes, accrued interest and warrants	-	-	65.733880	-	-	-	-	-	-	-	-	-	1,314,678	-	-	1,314,678
BCF recognized upon issuance of Series Y preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	10,972,647	(10,972,647)	-	-
Deemed dividend resulting from amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	-	-	-	34,798,923	(34,798,923)	-
Series Z preferred shares issued as equity kicker for note payable	-	-	-	-	250	-	-	-	-	-	-	-	867,213	-	-	867,213
Series Z preferred shares issued as part of settlement agreement	-	-	-	-	250	$1	-	-	-	-	-	-	6,530,867	-	-	6,530,868
Common shares issued in business combination	-	-	-	-	-	-	-	-	1,650,000	$1,650	-	-	18,412,350	-	-	18,414,000
Common shares to be issued canceled for no consideration	-	-	-	-	-	-	-	-	-	-	(3,012,749)	$(3,013)	3,013	-	-	-
Redemption of Series X preferred shares	(26.05)	-	-	-	-	-	-	-	-	-	-	-	(501,463)	-	-	(501,463)
Deemed dividend resulting from redemption of Series X preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(3,326,237)	-	3,326,237	-
Redemption of Series Y preferred shares	-	-	(720.515674)	$(1)	-	-	-	-	-	-	-	-	(11,095,941)	-	-	(11,095,942)
Deemed dividend resulting from redemption of Series Y preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(35,881,134)	-	35,881,134	-
Series C preferred shares contributed back to the Company and promptly retired	-	-	-	-	-	-	(1,000)	$(1)	-	-	-	-	1	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,632,421)	(1,632,421)
Balance at December 31, 2021	-	$-	-	$-	500	$1	-	$-	3,331,916	$3,332	8,500	$8	$275,058,282	$-	$(298,409,685)	$(23,348,062)

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the Year Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,632,421)	$(14,710,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	888,781	-
Impairments recognized on property and equipment	388,877	-
Amortization of right of use assets	22,436	-
Amortization of right of use assets, related-party	373,640	-
Change in fair value of derivative liabilities	(300,885)	451,351
Change in derivative liability for authorized shares shortfall	171,343,164	170,319,590
Interest and amortization of debt discount	10,198,924	5,139,321
(Gain) loss on conversion of convertible notes payable	880	(882)
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	(182,160,381)	(162,109,131)
Gain on forgiveness of debt	(739,710)	(250,000)
Share-based compensation	166,855	-
Expenses paid directly by non-convertible noteholder on behalf of company	158,371	-
Changes in operating assets and liabilities:
Inventories	(381,002)	-
Prepaid expenses	97,132	(95,157)
Security deposits	(2,437)	-
Accounts payable and accrued expenses	(609,683)	77,520
Accrued payroll and related expenses	137,415	140,005
Contract liabilities	25,000	-
Principal payments made on operating lease liabilities	(30,544)	-
Principal payments made on operating lease liabilities, related-party	(382,815)	-
Environmental remediation	(48,810)	-
Net cash used in operating activities	(2,487,213)	(1,037,843)

Cash flows from investing activities:
Purchases of property and equipment	(218,693)	-
Cash acquired in acquisition	141,027	-
Net cash used in investing activities	(77,666)	-

Cash flows from financing activities:
Bank overdrafts	-	(13,749)
Proceeds from sale of Series X preferred shares	200,000	321,000
Proceeds from issuance of convertible notes payable	27,585,450	637,000
Repayments of convertible notes payable as part of settlements	(2,503,300)	-
Proceeds from issuance of non-convertible notes payable	1,465,053	82,911
Repayments of non-convertible notes payable	(5,629,455)	(39,641)
Proceeds from advances	70,452	3,696
Repayments of advances	(4,165,973)	(3,009)
Cash paid in cancelation of common shares and warrants	(26,000)	-
Redemption of Series X preferred shares for cash	(501,463)	-
Redemption of Series Y preferred shares for cash	(11,095,942)	-
Proceeds from advances from related parties	122,865	-
Proceeds from PPP note payable	-	50,000
Net cash provided by financing activities	5,521,687	1,038,208

Net increase in cash	2,956,808	365

Cash, beginning of year	1,485	1,120

Cash, end of year	$2,958,293	$1,485

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$362,865	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Reduction of derivative liabilities stemming from settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	$153,155,575	$-
Deemed dividend resulting from redemption of Series Y shares	$35,881,134	$-
Amortization of discount on preferred stock	$34,798,923	$-
Common shares issued in business combination	$18,414,000
Series Z preferred shares issued as part of settlement agreement	$6,530,868	$-
Nonconvertible notes rolled into convertible notes	$5,800,000	$-
Deemed dividend resulting from redemption of Series X shares	$3,326,237	$-
Series Y preferred shares issued as settlement for convertible notes payable, accrued interest and warrants	$1,314,678	$13,095,636
Settlement paid directly by CEO on behalf of company	$1,000,000	$-
Series Z preferred shares issued as equity kicker for note payable	$867,213	$-
Increase in right of use assets and operating lease liabilities	$430,638	$-
Expenses paid directly by non-convertible noteholder on behalf of company	$158,371	$-
Common shares issued upon conversion of convertible notes and accrued interest	$133,002	$370,755
Reclassify accrued interest to convertible notes payable	$93,685	$-
Common shares to be issued canceled for no consideration	$3,013	$-
Issuance of common shares previously to be issued	$4	$124
Preferred Series C shares contributed back to the Company for no consideration	$1	$-
Deemed dividend related to warrant price protection	$-	$95,838,488
Amortization of discount on preferred stock	$-	$1,074,539
Reclassify accrued interest to convertible notes payable	$-	$1,049,329
Derivative liability recognized as debt discount on newly issued convertible notes	$-	$573,230
Derivative liability recognized as debt discount on newly issued convertible notes	$-	$528,076
Convertible note payable issued to CFO with BCF	$-	$64,143
Recission of warrants exercised in prior year	$-	$6,000

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(Formerly MassRoots, Inc.)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Greenwave Technology Solutions, Inc. (“Greenwave” or the “Company”) was incorporated in the State of Delaware on April 26, 2013 as a technology platform developer under the name MassRoots, Inc. The Company sold its social media assets in October 2021 and has discontinued all operations related to this business. On September 30, 2021, we closed our acquisition of Empire Services, Inc. (“Empire”), which operates 11 metal recycling facilities in Virginia and North Carolina.  The acquisition was effective October 1, 2021 upon the effectiveness of the Certificate of Merger in Virginia.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements include the accounts of Empire Services, Inc. and Liverman Metal Recycling, Inc., our wholly owned subsidiaries, and our former wholly-owned subsidiaries DDDigtal, Inc., Odava, Inc., MassRoots Supply Chain, Inc., and MassRoots Blockchain Technologies, Inc., which were each dissolved December 17, 2021. All intercompany transactions were eliminated during consolidation.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2021, the Company had cash of $2,958,293 and a working capital deficit (current liabilities in excess of current assets) of $(56,130,854). During the year ended December 31, 2021, the net cash used in operating activities was $(2,487,213). The accumulated deficit as of December 31, 2021 was $(298,409,685). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

During the year ended December 31, 2021, the Company received proceeds of $27,585,450, $1,465,053, $70,452, $122,865, and $200,000 from the issuance of convertible notes, non-convertible notes, advances, advances from related parties, and Series X preferred shares, respectively.

Until the Company’s consummation of the Empire acquisition, the Company had experienced net losses and negative cash flows from operations. The Company believes it could generate positive cashflows from operations going forward but in the event its outstanding debt notes are not converted to common stock, the market for recycled metals experiences a sharp downturn, or if it experiences delays in its growth plans, the Company may need to raise additional capital. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy.

Accordingly, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for one year from the date the consolidated financial statements are issued. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak of COVID-19 and its effects on our business including our financial condition, liquidity, or results of operations at this time. Management is actively monitoring the global situation and its impact on the Company’s financial condition, liquidity, operations, customers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects that the COVID-19 outbreak will have on its results of operations, financial condition, or liquidity for fiscal year 2022.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which the Company relies in fiscal year 2022.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Greenwave Technology Solutions, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used in the calculation of stock-based compensation, fair values relating to derivative liabilities, payroll tax liabilities with interest and penalties, deemed dividends, assumptions used in right-of-use and lease liability calculations, valuations and impairments of goodwill and intangible assets acquired in business combination, estimated useful life of long-lived assets and finite life tangible assets, determination of environmental remediation liabilities, and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Cash

For purposes of the consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and 2020, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2021 and 2020, the uninsured balances amounted to $2,727,928 and $0, respectively.

Property and Equipment, net

We state property and equipment at cost or, if acquired through a business combination, fair value at the date of acquisition. We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets, except for our leasehold improvements, which are depreciated over the shorter of their estimated useful lives or their related lease term. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from our accounts and the resulting gain or loss is credited or charged to income. We expense costs for repairs and maintenance when incurred. Property and equipment includes assets recorded under operating leases, see “Note 16 —Leases.” Our property and equipment is pledged as collateral for our Senior Secured Debt, see “Note 11 – Convertible Debt.”

Cost of Revenue

The Company’s cost of revenue consists primarily of the costs of purchasing metal from its customers.

Related Party Transactions

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. See Note 18 – Related Party Transactions.

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.

In calculating the right of use asset and lease liability, the Company elected to combine lease and non-lease components. The Company excluded short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. See Note 15 – Leases.

Paycheck Protection Program Notes

We classified the loan we received under the Paycheck Protection Program (“PPP”) and the PPP note we assumed upon consummation of the Empire acquisition as non-convertible notes. We accrued interest on the PPP notes through the date of forgiveness of the respective notes by the Small Business Administration (“SBA”). On the date of forgiveness of the respective PPP notes by the SBA, the principal and interest due under the PPP notes were recorded as gains on forgiveness of debt.

Commitments and Contingencies

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. See Note 9 – Commitments and Contingencies.

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

The Company primarily generates revenue by purchasing scrap metal from businesses and retail customers, processing it, and selling the ferrous and non-ferrous metals to clients.

The Company realizes revenue upon the fulfillment of its performance obligations to customers. As of December 31, 2021 and 2020, the Company had a contract liability of $25,000 and $0, respectively, for contracts under which the customer had paid for and the Company had not yet delivered.

Inventories

Although we ship the ferrous and non-ferrous metals we purchase to customers multiple times per day, we do maintain inventories. We calculate the value of the inventories we do carry, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the value of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $381,002 and $0, respectively, as of December 31, 2021 and 2020.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $33,595 and $58,961 for the year ended December 31, 2021 and 2020, respectively.

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

Business Combinations

Our business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). Under the acquisition method, we recognize 100% of the assets we acquire and liabilities we assume, regardless of the percentage we own, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of the net assets and other identifiable intangible assets we acquire is recorded as goodwill. To the extent the fair value of the net assets we acquire, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. The assets we acquire, and liabilities we assume from contingencies, are recognized at fair value if we can readily determine the fair value during the measurement period. The operating results of businesses we acquire are included in our consolidated statement of operations from the date of acquisition. Acquisition-related costs are expensed as incurred. See “Note 4— Empire Acquisition.”

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2021 and 2020 using the applicable classification criteria enumerated under ASC 815, “Derivatives and Hedging.” The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands. As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period. The Company also records derivative liabilities for instruments, including convertible notes, preferred stock, and warrants, in which the Company does not have sufficient authorized shares to cover the conversion of these instruments into shares of common stock.

Environmental Remediation Liability

The operations of the Company, like those of other companies in its industry, are subject to various domestic and foreign environmental laws and regulations. These laws and regulations not only govern current operations and products, but also impose potential liability on the Company for past operations. Management expects environmental laws and regulations to impose increasingly stringent requirements upon the Company and the industry in the future. Management believes that the Company conducts its operations in compliance with applicable environmental laws and regulations and has implemented various programs designed to protect the environment and promote continued compliance.

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At December 31, 2021 and 2020, the Company had accruals reported on the balance sheet as current liabilities of $22,207 and $0, respectively.

Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. Additionally, costs for environmental-related activities may not be reasonably estimable and therefore would not be included in our current liabilities.

Management expects these contingent environmental-related liabilities to be resolved over the next fiscal year.

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Intangible assets are stated at cost and reviewed annually to examine any impairments, usually assuming an estimated useful life of five to ten years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. The estimated useful lives of the Intellectual Property, Customer List, and Licenses assumed in the Empire acquisition is 5 years, 10 years, and 10 years, respectively. See Note 19 – Amortization of Intangible Assets.

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

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested annually at December 31 for impairment. The annual qualitative or quantitative assessments involve determining an estimate of the fair value of reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized. The amount of impairment loss is determined by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount. If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess. The Company has adopted the provisions of ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. Thus, ASU 2017-04 permits an entity to record a goodwill impairment that is entirely or partly due to a decline in the fair value of other assets that, under existing GAAP, would not be impaired or have a reduced carrying amount. Furthermore, the ASU removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Accordingly, the goodwill of reporting unit or entity with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit/entity may indicate that goodwill is impaired.

We test our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is December 31.

None of the goodwill is deductible for income tax purposes.

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

The computation of basic and diluted income (loss) per share, for the year ended December 31, 2021 and 2020 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31,	December 31,
	2021	2020
Common shares issuable upon conversion of convertible notes	2,527,144	8,541,605
Options to purchase common shares	92,116	92,116
Warrants to purchase common shares	2,752,941	8,403,603
Common shares issuable upon conversion of preferred stock	822,593	22,364,393
Total potentially dilutive shares	6,194,794	39,401,717

On February 28, 2022 the Company completed 1-for-300 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted and restated the weighted-average shares included within its consolidated statements of operations for the years ended December 31, 2021 and 2020. The basic and diluted weighted-average common shares are retroactively converted to shares of the Company’s common stock to conform to the recasted consolidated statements of stockholders’ equity.

Reclassifications

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU No. 2019-12 effective January 1, 2021, and the adoption did not have a material impact on its financial statements and related disclosures.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). We are still assessing this standard’s impact on our consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – ACQUSITION OF EMPIRE

On September 30, 2021, the Company entered into an agreement and plan of merger to acquire Empire Services, Inc., a Virginia Corporation (the “Empire Acquisition”). The Empire Acquisition became effective upon the filing of the articles of merger with the State Corporation Commission of Virginia on October 1, 2021.

Empire, a company headquartered in Virginia, operates 11 metal recycling facilities in Virginia and North Carolina, where it collects, classifies and processes raw scrap metals (ferrous and nonferrous) for recycling, such as iron, steel, aluminum, copper, lead, stainless steel and zinc. Empire’s business consists of purchasing scrap metals from retail customers, municipal governments and large corporations, and selling both processed and unprocessed scrap metals to steel mills and others purchasers across the country. Empire utilizes technology to create operating efficiencies and competitive advantages over other scrap metal recyclers.

At the effective time of the Empire Acquisition, each share of Empire’s common stock was converted into the right to receive consideration consisting of: (i) 1,650,000 shares of newly-issued restricted shares of the Company’s common stock, par value $0.001 per share, (ii) within 3 business days of the closing of the Company’s next capital raise, repayment of a $1 million advance made to purchase Empire’s Virginia Beach location to Empire’s sole shareholder and Greenwave’s CEO and (iii) a promissory note in the principal amount of $3.7 million with a maturity date of September 30, 2023 to Empire’s sole shareholder and Greenwave’s CEO.

The merger agreement contains representations, warranties and covenants customary for transactions of this type. Investors in, and security holders of, the Company should not rely on the representations and warranties as characterizations of the actual state of facts since they were made only as of the date of the Empire Acquisition. Moreover, information concerning the subject matter of such representation and warranties may change after the date of the Empire Acquisition, which subsequent information may or may not be fully reflected in public disclosures.

On September 30, 2021, the Company entered into an employment agreement with the sole owner of Empire which did not represent additional purchase consideration.

The fair value of the assets acquired and liabilities assumed are based on management’s initial estimates of the fair values on October 1, 2021 and on subsequent measurement adjustments as of December 31, 2021. Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash	$141,027
Deposits	1,150
Notes receivable – related party	1,515,778
Property and equipment, net	3,224,337
Right of use and other assets	3,585,961
Licenses	21,274,000
Intellectual Property	3,036,000
Customer Base	2,239,000
Goodwill	2,499,753
Total assets acquired at fair value	37,517,046

Liabilities assumed:
Accounts payable	845,349
Advances and environmental remediation liabilities	4,143,816
Note payable	5,684,662
Other liabilities	3,729,219
Total liabilities assumed	14,403,046
Net assets acquired	23,114,000

Purchase consideration paid:
Common stock	18,414,000
Promissory Note	3,700,000
Promissory Note	1,000,000
Total purchase consideration paid	$23,114,000

The assets acquired and liabilities assumed are recorded at their estimated fair values on the acquisition date as adjusted during the measurement period with subsequent changes recognized in earnings or loss. The Company utilized an independent specialist for the valuation of the intangible assets.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Empire had occurred as of the beginning of the following periods:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net Revenues	$27,755,762	$12,963,692
Net Income (Loss) Available to Common Shareholders	$5,233,967	$(115,372,857)
Net Basic Earnings (Loss) per Share	$1.08	$(24.80)
Net Diluted Earnings (Loss) per Share	$0.64	$(24.80)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 5 – PROPERTY AND EQUIPMENT

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company acquired equipment with a purchase price of $5,511,568 with accumulated depreciation of $2,287,231. Property and equipment as of December 31, 2021 and December 31, 2020 is summarized as follows:

	December 31, 2021	December 31, 2020
Equipment	$$4,816,756	$23,987
Subtotal	4,816,756	23,987
Less accumulated depreciation	(1,911,719)	(23,987)
Property and equipment, net	$2,905,037	$-

Depreciation expense for the years ended December 31, 2021 and 2020 was $149,156 and $0, respectively. Impairment of equipment expense for the years ended December 31, 2021 and 2020 was $388,877 and $0, respectively.

NOTE 6 – ADVANCES, NON-CONVERTIBLE NOTES PAYABLE AND PPP NOTE PAYABLE

Advances

During the year ended December 31, 2021 and 2020, the Company received aggregate proceeds from non-interest bearing advances of $70,452 and $3,696, received forgiveness of advances for $0 and $250,000, and repaid an aggregate of $61,639 and $3,009, respectively, of advances. Included in the year ended December 31, 2021 were $2,957 of advances from and $6,144 of repayments to the Company’s Chief Information Officer and a $25,000 settlement payment made by Empire Services, Inc. on behalf of the Company (See Note 18). The remaining advances are primarily for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of December 31, 2021 and December 31, 2020, the Company owed $97,000 and $88,187 in principal and $4,000 and $0 in accrued interest, respectively, on advances.

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company became liable for merchant cash advances Empire had obtained in the amount of $4,975,940 with a carrying value of $4,072,799 as of the acquisition date. The advances had final payment dates ranging from November 19, 2020 to March 11, 2022. The advances were secured against the assets of Empire. The Company made payments of $4,104,334 towards these advances during the year ended December 31, 2021.  There was amortization of debt discount of $903,141 from October 1 to December 8, 2021. The Company realized an aggregate gain on the settlement of these advances of $871,606 from November 30 to December 8, 2021. These advances were fully satisfied and retired as of December 31, 2021.

Non-Convertible Notes Payable

During the year ended December 31, 2021 and 2020, the Company received proceeds from the issuance of non-convertible notes of $1,465,053 and $82,911, had $1,515,778 in intercompany loans eliminated, and repaid an aggregate of $5,629,455 and $39,641, respectively, of non-convertible notes. Included in the years ended December 31, 2021 and 2020 were $24,647 and $20,520, respectively, of advances from and $59,103 and $0 of repayments to the Company’s Chief Executive Officer. The $5,629,455 in repayments in 2021 was comprised of $5,479,288 in payments made towards non-convertible notes assumed in the Empire acquisition, $150,167 was towards non-convertible notes Greenwave had outstanding and $60,000 was towards the resolution agreement with Sheppard Mullin.

On April 17, 2020, the outstanding principal balance of $23,500 and accrued interest of $17,281 on non-convertible notes held by one holder was consolidated into a new non-convertible note with a face value of $79,000, resulting in a loss on debt settlement of $38,219 as of December 31, 2020. On June 2, 2021, holders of this non-convertible notes entered into an agreement to cancel the entire amount owed to him (including principal of $79,000 and accrued interest of $63,055), resulting in gain on forgiveness of debt of $142,055.

On May 4, 2020, the Company received proceeds of $50,000 from a PPP note. The note had a maturity date of May 4, 2022 and bore 1% interest per annum. On April 6, 2021, the Small Business Administration forgave the Company’s Paycheck Protection Program loan in the principal amount of $50,000 and accrued interest of $466, resulting in gain on forgiveness of debt of $50,466. As of December 31, 2021 and December 31, 2020, the Company owed $0 and $50,000 in principal and $0 and $330 in accrued interest, respectively, on this note.

On June 4, 2021, one of the holders of a non-convertible note payable for $60,000 extended the due date of the note from June 26, 2022 to June 24, 2023. On November 30, 2021, the Company settled this note for payment of $100,000.

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred a liability for a secured promissory note with an interest rate of 10.495% and a maturity date of August 5, 2022. As of October 1, 2021, the note’s principal balance was $764,464, had a carrying value of $707,644, and had accrued interest and penalties of $30,330. The note was secured by assets of Empire. The Company made payments towards the principal and interest of the note of $37,800 from October 1 to November 30, 2021. There was amortization of debt discount on the note of $56,820 from October 1 to November 30, 2021. The Company paid $730,347 to settle the note on November 30, 2021. The Company realized a gain on the settlement of this note of $34,117 on November 30, 2021. This note was fully satisfied and retired as of December 31, 2021.

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred a liability for a secured promissory note with an interest rate of 10.495% and a maturity date of November 15, 2025. As of October 1, 2021, the note’s principal balance was $524,381, carrying value was $450,268, and had accrued interest and penalties of $7,896. The note was secured by assets of Empire. The Company made payments towards the principal and interest of the note of $9,070 from October 1 to November 30, 2021. There was amortization of debt discount on the note of $74,113 from October 1 to November 30, 2021. The Company paid $507,880 to settle the note on November 30, 2021. The Company realized a gain on the settlement of this note of $16,501 on November 30, 2021. This note was fully satisfied and retired as of December 31, 2021.

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred a liability for a secured promissory note with an interest rate of 4.75% and a maturity date of December 30, 2023. As of October 1, 2021, the note’s remaining principal balance was $1,223,530. The note was secured by all assets of Empire and property owned by the Company’s Chief Executive Officer. The Company made payments towards the principal and interest of the note of $48,000 from October 1 to November 30, 2021. There was an interest expense of $11,907 from October 1 to November 30, 2021. The Company paid $1,292,024 to settle the note on November 30, 2021. The Company realized a loss on the settlement of this note of $69,968 on November 30, 2021. This note was fully satisfied and retired as of December 31, 2021.

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred a liability for a secured, demand promissory note with an interest rate of 4.75% and a maturity date of January 30, 2024. As of October 1, 2021, the note’s remaining principal balance was $888,555. Under the terms of the note, any principal amount that was paid off could be reborrowed. The note was secured by all assets Empire and property owned by the Company’s Chief Executive Officer. On October 26, 2021, the Company received additional proceeds of $108,000 under the note. The Company made payments towards the principal and interest of the note of $23,000 from October 1 to November 30, 2021. There was an interest expense of $2,146 from October 1 to November 30, 2021. The Company paid $996,554 to settle the note on November 30, 2021. This note was fully satisfied and retired as of December 31, 2021.

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred a liability for an Economic Injury Disaster Loan (“EIDL”) note with a 3.75% interest rate and a maturity date of April 19, 2040. As of October 1, 2021, the note’s principal balance was $500,000 and had $12,501 in accrued interest. The Company made payments towards interest of the note of $4,874 from October 1 to November 30, 2021. There was an interest expense of $5,211 on this note from October 1 to November 30, 2021. The Company paid $512,838 to settle the note on November 30, 2021. This note was fully satisfied and retired as of December 31, 2021.

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred a liability for a secured promissory note with an interest rate of 10.495% and a maturity date of September 12, 2024. As of October 1, 2021, the note’s principal balance was $258,815, had a carrying value of $220,657, and had accrued interest and late fees of $4,897. The note was secured by assets of Empire. The Company made payments towards the principal and interest of the note of $6,995 from October 1 to November 30, 2021. There was amortization of debt discount on the note of $38,158 from October 1 to November 30, 2021. The Company paid $234,914 to settle the note on November 30, 2021. The Company realized a gain on the settlement of this note of $23,901 on November 30, 2021. This note was fully satisfied and retired as of December 31, 2021.

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred a liability for a secured promissory note with an interest rate of 10.015% and a maturity date of November 5, 2023. As of October 1, 2021, the note’s principal balance was $213,080, had a carrying value of $188,812, and had accrued interest and penalties of $4,186. The note was secured by assets of Empire. The Company made payments towards the principal and interest of the note of $7,610 from October 1 to November 30, 2021. There was amortization of debt discount on the note of $24,898 from October 1 to November 30, 2021. The Company paid $195,896 to settle the note on November 30, 2021. The Company realized a gain on the settlement of this note of $17,184 on November 30, 2021. This note was fully satisfied and retired as of December 31, 2021.

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred a liability for a Paycheck Protection Program (“PPP”) note with a 1% interest rate and a maturity date of March 16, 2023. As of October 1, 2021, the note’s principal balance was $543,000 in principal and had $2,902 in accrued interest. The note was secured by assets of Empire. The note accrued interest of $1,012 from October 1 to December 7, 2021. On December 7, 2021, the Small Business Administration forgave the Company’s Paycheck Protection Program loan in the principal amount of $543,275 and accrued interest of $3,915, resulting in gain on forgiveness of debt of $547,190. This note was fully satisfied and retired as of December 31, 2021.

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred a liability for a secured promissory note with an interest rate of 10.015% and a maturity date of June 21, 2024. As of October 1, 2021, the note’s principal balance was $493,000, had a carrying value of $431,201, and had accrued interest and penalties of $7,896. The note was secured by assets of Empire. The Company made payments towards the principal and interest of the note of $14,500 from October 1 to November 30, 2021. There was amortization of debt discount on the note of $61,799 from October 1 to November 30, 2021. The Company paid $460,453 to settle the note on November 30, 2021. The Company realized a gain on the settlement of this note of $32,547 on November 30, 2021. This note was fully satisfied and retired as of December 31, 2021.

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred a liability for a secured promissory note with an interest rate of 10.015% with a maturity date of June 21, 2024. As of October 1, 2021, the note’s principal balance was $196,875, had carrying value of $172,893, and had accrued interest and penalties of $844. The note was secured by assets of Empire. The Company made payments towards the principal and interest of the note of $5,625 from October 1 to November 30, 2021. There was amortization of debt discount on the note of $23,982 from October 1 to November 30, 2021. The Company paid $186,087 to settle the note on November 30, 2021. The Company realized a gain on the settlement of this note of $10,788 on November 30, 2021. This note was fully satisfied and retired as of December 31, 2021.

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred a liability for a secured promissory note with an interest rate of 10.015% and a maturity date of August 23, 2024. As of October 1, 2021, the note’s principal balance was $257,400, had a carrying value of $223,036, and had accrued interest and penalties of $358. The note was secured by assets of Empire. The Company made payments towards the principal and interest of the note of $7,150 from October 1 to November 30, 2021. There was amortization of debt discount on the note of $34,364 from October 1 to November 30, 2021. The Company paid $239,608 to settle the note on November 30, 2021. The Company realized a gain on the settlement of this note of $17,792 on November 30, 2021. This note was fully satisfied and retired as of December 31, 2021.

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred a liability for a secured promissory note with an interest rate of 10.015% and a maturity date of September 7, 2024. As of October 1, 2021, the note had a principal balance of $154,980, carrying value of $135,420, and accrued interest and penalties of $215. The note was secured by assets of Empire. There was amortization of debt discount on the note of $19,560 from October 1 to November 30, 2021. The Company paid $135,523 to settle the note on November 30, 2021. The Company realized a gain on the settlement of this note of $19,457 on November 30, 2021. This note was fully satisfied and retired as of December 31, 2021.

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company (See Note 9). Under the terms of the Resolution Agreement, which the Company has classified as a non-convertible note, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. The Company has made the October 2021 to March 2022 monthly payments. During the year ended December 31, 2021, the Company made $70,000 in payments towards the Resolution Agreement. As of December 31, 2021, the Resolution Agreement had a balance of $192,187, net an unamortized debt discount of $12,013.

The following table details the current and long-term principal due under non-convertible notes as of December 31, 2021.

	Principal (Current)	Principal (Long Term)
Non-Convertible Note (subsequently settled)	$55,000	$-
Non-Convertible Note	5,000	-
Sheppard Mullin Resolution Agreement	180,000	25,000
Total Principal of Non-Convertible Notes	$240,000	$25,000

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2021 and 2020, the Company owed accounts payable and accrued expenses of $2,773,894 and $4,948,890, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	December 31, 2021	December 31, 2020
Accounts Payable	$623,557	$1,112,994
Credit Cards	126,063	-
Accrued Interest	1,880,066	3,691,688
Accrued Expenses	144,208	144,208
Total Accounts Payable and Accrued Expenses	$2,773,894	$4,948,890

NOTE 8 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. As of December 31, 2021 and 2020, the Company owed payroll tax liabilities, including penalties, of $4,001,470 and $3,864,055, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

NOTE 9 – COMMITMENTS AND CONTINGENCES

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

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company. Under the terms of the Resolution Agreement, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. The Company has made the October 2021 to March 2022 monthly payments.

Virginia DEQ Consent Order

On June 30, 2021, the Company entered into a Consent Order with the Virginia State Water Control Board. Under the Consent Order, the Company is required to pay a civil penalty of $90,000, improve its internal control plans regarding recycled and waste materials, remediate certain environmental concerns on the properties it leases, among other requirements. The Company believes it is appropriate to recognize an environmental remediation liability as a regulatory claim that was asserted in the Notices of Violations issued to the Company in November 2019, for which the June 2021 Consent Order rectifies.

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred $71,017 in environmental remediation liabilities, of which $15,017 was a fair estimate of the cost to remediate the properties it leases and a balance of $56,000 for the civil penalty as of the acquisition date. The Company paid $34,983 towards the remediation of the properties and $42,000 towards the civil penalty from October 1, 2021 to December 31, 2021. The Company had $22,207 in environmental remediation liabilities as of December 31, 2021, of which $14,000 is the remaining civil penalty and $8,207 is the estimated cost to remediate the properties in accordance with the Consent Order. The Company is committed to improving its processes and controls to ensure its operations have minimal environmental impact with the goal of minimizing the number of comments and citations received by the Department of Environmental Quality going forward.

Rother Investments’ Petition

On October 28, 2020, Rother Investments, LLC (“Rother Investments”) filed a complaint in the District Court of 419th Judicial District, Travis County, Texas against the Company, alleging the Company’s default under a certain promissory note (the “Rother Investments Note”) in payment of the outstanding principal amount and interest under the Note, as described in the complaint. Rother Investments seeks to collect the amount of $124,750 as of the date of the complaint with late fees continuing to accrue on a daily basis, monetary relief of over $100,000 but not more than $200,000 pursuant to Tex. R. Civ. P. 47(c)(3), court’s costs and attorney’s fees, pre-judgment and post-judgment interest, and such other relief as the court deems appropriate. On May 19, 2021, Rother Investments, LLC received a default judgment against the Company in the amount of $144,950. On June 17, 2021, Greenwave filed a motion to set aside default and motion for new trial asserting it was improperly served. On July 20, 2021, the court granted the Company’s motion finding and ordered a new trial of the matter. On December 1, 2021, the Rother Investment Note and the complaint were settled for payment of $100,000. The complaint was dismissed on December 3, 2021.

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

On April 30, 2021, the Company entered into a settlement agreement (the “Settlement”) with PowerUp by accepting an offer communicated to the Company via electronic mail. In accordance with the terms of the Settlement, PowerUp, the judgment creditor of a judgment against the Company and Isaac Dietrich, the Company’s former Chief Executive Officer and director, in the total amount of $350,551.10 entered in the Office of the Clerk of the County of Nassau on February 23, 2021 (the “Judgement”), agreed to a settlement and filing of a satisfaction of judgment in consideration of receipt of the sum of $150,000.00 (the “Settlement Amount”) on April 30, 2021. The Company accepted the aforementioned offer by remitting the Settlement Amount timely and in full. Accordingly, a satisfaction of Judgment was filed by PowerUp with the Office of the Clerk of the County of Nassau on May 3, 2020.

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

NOTE 10 – CONVERTIBLE NOTES PAYABLE

On December 17, 2018, the Company issued a secured convertible promissory note in the principal amount of $2,225,000 (including an original issuance discount of $225,000) that matured on December 17, 2019 and bears interest at a rate of 8% per annum (which increased to 22% on July 16, 2019 upon the occurrence of an event of default). The note is secured by the Security Agreement (as defined below). The investor has the right to convert the Outstanding Balance (as defined in the note) of the note at any time into shares of common stock of the Company at a conversion price of $105.00 per share, subject to adjustment. Commencing on June 17, 2019, the investor has the right to redeem all or any portion of the note; provided, however, the investor may not request redemption in an amount that exceeds $350,000 during any single calendar month; provided, further however, upon the occurrence of an event of default, the redemption amount in any calendar month may exceed $350,000. Payments on redemption amounts may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $105.00 per share, subject to adjustment; and (b) the Market Price (as defined in the note), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the note). The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%.

In connection with the December 2018 note, the Company also entered into a security agreement (the “Security Agreement”) on the closing date pursuant to which the Company granted the investor a security interest in the Collateral (as defined in the Security Agreement). On July 16, 2019, the Company received a notice from the noteholder indicating that events of default had occurred and asserting default penalties of $761,330. During the year ended December 31, 2019, the noteholder converted $345,000 of principal into an aggregate of 178,408 shares of common stock. During the year ended December 31, 2020, (i) the noteholder converted $37,000 of principal into an aggregate of 103,699 shares of common stock; and (ii) $1,049,329 of accrued interest was reclassified to the principal balance of this note. During the year ended December 31, 2021, the noteholder converted $13,345 of principal into an aggregate of 14,828 shares of common stock, having a fair value of $133,002, resulting in a reduction of the derivative liability by $118,778 and a loss on conversion of $880. On November 30, 2021, the Company paid $2,367,000 to settle the note, including (i) $2,878,985 in principal, (ii) $1,686,953 in accrued interest, and (iii) derivative liabilities of $5,087,057, resulting in a gain on settlement of $7,285,995. As of December 31, 2021 and 2020, the remaining carrying value of the note was $0 and $2,892,330, respectively, net of unamortized debt discount of $0 and $0, respectively. As of December 31, 2021 and 2020, accrued interest payable of $0 and $1,073,809, respectively, was outstanding on the note.

On January 25, 2019, the Company issued a convertible promissory note in the principal amount of $55,000 (including original issuance discount of $5,000) that matured July 25, 2019 and bearing a one-time interest fee of 10%. The investor has the right to convert the Outstanding Balance (as defined in the note) of the note at any time into shares of common stock of the Company at a conversion price of $22.50 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $22.50 per share, subject to adjustment; and (b) the Market Price (as defined in the notes), or a combination thereof. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the notes). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. On May 19, 2021, the investor received a default judgment against the Company in the amount of $144,950. In accordance with the judgment, commencing May 19, 2021, the Company began accruing interest at the rate of 18% per annum. On June 17, 2021, the Company filed a motion to set aside default and motion for new trial asserting it was improperly served. On July 20, 2021, the court granted the Company’s motion finding and ordered a new trial of the matter.

On December 1, 2021, the Company paid $100,000 to settle the note and litigation, including (i) principal in the amount of $148,685, (ii) accrued interest of $32,415, and (iii) derivative liabilities of $190,132, resulting in a gain on settlement of $271,232. As of December 31, 2021 and 2020, the remaining carrying value of the notes was $0 and $55,000, net of unamortized debt discount of $0 and $0, respectively. As of December 31, 2021 and 2020, accrued interest payable of $0 and $92,600, respectively, was outstanding on the note. During the quarter ended December 31, 2020, this note was included in convertible notes payable on the consolidated balance sheet whereas it had been previously included in non-convertible notes payable.

From January to June 2019, the Company issued convertible promissory notes in the aggregate principal amount of $389,000 (including aggregate original issuance discount of $39,000) that matured at dates ranging from July 15, 2019 to June 6, 2020 and accruing interest at rates ranging from 5% to 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $22.50 per share, subject to adjustment. Upon maturity, payment may be made in cash, by converting the redemption amount into shares of the Company’s common stock at a conversion price of the lesser of: (a) $22.50 per share, subject to adjustment; and (b) the Market Price (as defined in the notes), or a combination thereof. Upon the occurrence of an event of default, the investors may accelerate the note pursuant to which the Outstanding Balance will become immediately due and payable in cash at the Mandatory Default Amount (as defined in the notes). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%. In January 2020, one of the promissory notes was amended whereby the conversion price for $9,202 which is a portion of the principal amount of the note was amended to $0.12 per share.   The amendment was deemed a debt modification and accounted for accordingly. During the year ended December 31, 2019, the noteholders converted $31,180 of principal and $8,000 of accrued interest into an aggregate of 33,334 shares of common stock. During the year ended December 31, 2020, one of the holders converted $24,826 of principal into an aggregate of 116,687 shares of common stock; and one of the holders converted $168,820 of principal and $362,027 of accrued interest into 26.54237 shares of Series Y preferred shares having a stated value of $530,847, resulting in a reduction of the derivative liability by $719,416 and a gain on settlement of $719,416. During the year ended December 31, 2021, one of the holders converted $33,000 of principal and $1,185,200 of accrued interest into 60.91 shares of Series Y preferred shares having a stated value of $1,218,200, resulting in a reduction of the derivative liability by $936,405 and a gain on settlement of $936,405. As of December 31, 2021 and 2020, the remaining carrying value of the notes was $0 and $164,174, net of unamortized debt discount of $0 and $0, respectively. As of December 31, 2021 and 2020, accrued interest payable of $0 and $1,191,998, respectively, was outstanding on the notes.

On November 13, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $108,900, having an aggregate original issuance discount of $9,900, resulting in cash proceeds of $99,000. The notes matured on May 13, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $3.00 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. During the year ended December 31, 2020, two of the holders converted $72,600 of principal and $112,671 of accrued interest into 9.26353 shares of Series Y preferred shares having a stated value of $185,271, resulting in a reduction of the derivative liability by $301,257 and a gain on settlement of $301,257. On November 30, 2021, the Company paid $133,000 to redeem 4 shares of Series X preferred stock for $133,000 and settle the remaining note in the principal amount of $36,300, with accrued interest of $94,617, and a derivative liability of $145,859, resulting in a gain on debt settlement of $240,025 and a reduction in additional paid in capital of $96,250. As of December 31, 2021 and 2020, the remaining carrying value of the notes was $0 and $36,300, net of unamortized debt discount of $0 and $0, respectively. As of December 31, 2021 and 2020, accrued interest payable of $0 and $57,231, respectively, was outstanding on the notes.

On December 6, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $110,000, having an aggregate original issuance discount of $10,000, resulting in cash proceeds of $100,000. The notes matured on June 6, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $3.00 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. During the year ended December 31, 2020, the holders converted $110,000 of principal and $123,451 of accrued interest into 11.67255 shares of Series Y preferred shares having a stated value of $233,451, resulting in a reduction of the derivative liability by $379,600 and a gain on settlement of $379,600. As of December 31, 2021 and 2020, the remaining carrying value of the notes was $0 and $0, net of unamortized debt discount of $0 and $0, respectively. As of December 31, 2021 and 2020, accrued interest payable of $0 and $0, respectively, was outstanding on the notes.

In December 2019, the Company and the holders of all of the outstanding Series A and Series B Preferred Shares (the “Preferred Shares”) entered into Exchange Agreements whereby 2,800 Series A Preferred Shares and 1,126 Series B Preferred Shares were canceled in exchange for the issuance of an aggregate of $3,500,000 and $1,548,250 of convertible promissory notes, respectively. The notes matured at dates ranging from December 24, 2019 to May 18, 2020 and accrue interest at a rate of 12% per annum. The investors have the right to convert the Outstanding Balance (as defined in the notes) of the notes at any time into shares of common stock of the Company at a conversion price of $1.50 per share, subject to adjustment. In the event of default, the Outstanding Balance shall immediately increase to 130% of the Outstanding Balance and a penalty of $100 per day shall accrue until the default is remedied. For a period of two years from the issuance date, in the event the Company issues or sells any additional common shares or common stock equivalents at a price less than the Conversion Price (as defined in the notes) then in effect (a “Dilutive Issuance”), the Conversion Price of the notes shall be reduced to the Dilutive Issuance Price and the number of shares issuable upon conversion shall be increased on a full ratchet basis. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note.  During the year ended December 31, 2019, the noteholders converted $185,500 of principal and $300 of accrued interest into an aggregate of 102,234 shares of common stock and 123,867 shares of common stock to be issued. During the year ended December 31, 2020, the noteholders converted $31,137 of principal and $128 of accrued interest into an aggregate of 20,844 shares of common stock; and the noteholders converted $4,793,113 of principal and $2,564,325 of accrued interest into 367.8719 shares of Series Y preferred shares having a stated value of $7,357,438, resulting in a reduction of the derivative liability by $89,648,951 and a gain on settlement of $89,648,951.  During the year ended December 31, 2021, a noteholder converted $38,500 of principal and $55,261 of accrued interest into 3.72667 shares of Series Y preferred shares having a stated value of $74,533, resulting in a reduction of the derivative liability by $3,880,958 and a gain on settlement of $3,900,186. As of December 31, 2021 and 2020, the remaining carrying value of the notes was $0 and $38,500, net of unamortized debt discount of $0 and $0, respectively. As of December 31, 2021 and 2020, accrued interest payable of $0 and $54,473, respectively, was outstanding on the notes.

From January to September 2020, the Company issued convertible promissory notes in the aggregate principal amount of $700,700, having an aggregate original issuance discount of $63,700, resulting in cash proceeds of $637,000. The notes mature from July 2020 to March 2021 and accrue interest at a rate of 12% per annum. During the first 180 days the notes are outstanding, the Company shall have the right to prepay the notes for an amount equal to 120% (during the first 90 days) or 135% (during the subsequent 90 days) of the Outstanding Balance (as defined in the notes) being prepaid. The investors have the right to convert the Outstanding Balance of the notes at any time into shares of common stock of the Company at a conversion price of $3.00 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. Notwithstanding the foregoing, upon the occurrence of an event of default, the conversion price for the April 2020 notes, having an aggregate original principal amount of $330,000, shall not be less than $0.30. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note, which beneficial ownership limitation may be increased if the Market Capitalization (as defined in the notes) falls below $2,500,000, but not exceeding, 9.99%. During the year ended December 31, 2020, the noteholders converted $700,700 of principal and $462,763 of accrued interest into 58.17315 shares of Series Y preferred shares having a stated value of $1,163,463, resulting in a reduction of the derivative liability by $1,885,194, a reduction in unamortized debt discount by $72,637 and a gain on settlement of $1,812,557. As of December 31, 2021 and 2020, the remaining carrying value of the notes was $0 and $0, net of unamortized debt discount of $0 and $0, respectively. As of December 31, 2021 and 2020, accrued interest payable of $0 and $13,844 was outstanding on the notes, respectively.

On December 15, 2020, $79,143 of accrued compensation owed to the Company’s Chief Financial Officer was settled by the issuance of a convertible note in the amount of $64,143, having a maturity date of June 15, 2021 and bearing interest of 12% per annum, resulting in a gain on settlement of accounts payable of $15,000. The holder has the right to convert the Outstanding Balance (as defined in the note) of the note at any time into shares of common stock of the Company at a conversion price of $27.00 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. As a result of the beneficial conversion feature of the note, unamortized debt discount of $64,143 was recognized with a corresponding increase in additional paid-in capital. On December 24, 2020, the holder converted $64,143 of principal into 3.20716 shares of Series Y preferred shares having a stated value of $64,143, resulting in a reduction in unamortized debt discount by $60,971 and a loss on settlement of $60,971. As of December 31, 2021 and 2020, the remaining carrying value of the note was $0 and $0, net of unamortized debt discount of $0 and $0, respectively. As of December 31, 2021 and 2020, accrued interest payable of $0 and $0 was outstanding on the note, respectively (See Note 18).

On November 29, 2021, the Company entered into a securities purchase agreement with certain institutional investors as purchasers. Pursuant to the securities purchase agreement, the Company sold, and the Investors purchased, approximately $37,714,966, which consisted of approximately $27,585,450 in cash and $4,762,838 of existing debt of the Company which was exchanged for the notes and warrants issued in this offering principal amount of senior secured convertible notes and 2,514,331 warrants valued at $36,516,852. The senior notes were issued with an original issue discount of 6%, bear interest at the rate of 6% per annum, and mature after 6 months, on May 30, 2022. The senior notes are convertible into shares of the Company’s common stock, par value $0.001 per shares at a conversion price per share of $15.00, subject to adjustment under certain circumstances described in the senior notes. To secure its obligations thereunder and under the securities purchase agreement, the Company has granted a security interest over substantially all of its assets to the collateral agent for the benefit of the Investors, pursuant to a pledge and security agreement. Upon the listing of the common stock on a national exchange and certain other conditions being met, the senior notes issued in this offering will automatically convert into Common Stock at the conversion price set forth in the senior notes. The Company paid $2,200,000 and a warrant to purchase 200,000 shares of common stock valued at $2,904,697 as commission for the offering.

The maturity date of the senior notes may be extended by the Company prior to the initial maturity date to November 30, 2022 if no equity conditions failure is occurring. The maturity date of the senior notes also may be extended by the holders under other circumstances specified therein. If the Company is unable to extend the senior notes or elects not to do so, the Company will be required to repay the Senior Notes through equity issuances, additional borrowings, cash flows from operations and/or other sources of liquidity. The warrants are exercisable for five (5) years to purchase an aggregate of 2,514,331 shares of Common Stock at an exercise price of $19.50, subject to adjustment under certain circumstances described in the warrants.

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

The maturity dates of the convertible notes outstanding at December 31, 2021 are:

Maturity Date	Principal Balance Due
May 30, 2022 (may be extended by the Company to November 30, 2022)	$37,714,966
Total Principal Outstanding	$37,714,966

As of December 31, 2021 and 2020, the remaining carrying value of the convertible notes was $6,459,469 and $3,186,303, net of unamortized debt discount of $31,225,497 and $0, respectively. As of December 31, 2021 and 2020, accrued interest payable of $192,191 and $2,483,955, respectively, was outstanding on the notes.

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

During the year ended December 31, 2021, upon issuance of convertible debt and warrants, the Company estimated the fair value of the embedded derivatives using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 110.59% to 138.73%, (3) risk-free interest rate of 0.07% to 1.14%, and (4) expected life of 0.50 to 5.0 years.

On December 31, 2021, the Company estimated the fair value of the embedded derivatives of $44,024,242 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 136.12%, (3) risk-free interest rate of 0.19% to 1.15%, and (4) expected life of 0.41 to 5.0 years.

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

As of December 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2021 and 2020:

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$44,024,242	$-	$-	$44,024,242

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$25,475,514	$-	$-	$25,475,514

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended December 31, 2021:

Balance, December 31, 2019	$20,236,870
Transfers in due to issuance of convertible notes and warrants with embedded conversion and reset provisions	573,230
Transfers out due to conversions of convertible notes and accrued interest into common shares	(278,545)
Transfers out due to exchanges of convertible notes, accrued interest and warrants into Series Y Preferred Shares	(165,826,982)
Derivative liability due to authorized shares shortfall	170,319,590
Mark to market to December 31, 2020	451,351
Balance, December 31, 2020	$25,475,514
Transfers in due to issuance of convertible notes and warrants with embedded conversion and reset provisions	33,448,287
Transfers out due to conversions of convertible notes and accrued interest into common shares	(118,778)
Transfers out due to exchanges of convertible notes, accrued interest and warrants into Series Y preferred shares	(4,834,911)
Transfers out due to cash payments made pursuant to settlement agreements	(180,988,150)
Derivative liability due to authorized shares shortfall	171,343,164
Mark to market to December 31, 2021	(300,885)
Balance, December 31, 2021	$44,024,242

Gain on change in derivative liabilities for the year ended December 31, 2021	$300,885

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of blank check preferred stock, par value $0.001 per share.

Series A

On July 2, 2019, the Company authorized the issuance of 6,000 Series A preferred stock, par value $0.001 per share. The Series A preferred stock have a $1,250 stated value and are convertible into shares of common stock at $15.00 per share, subject to certain adjustments. The Certificate of Designation for the Series A preferred stock was filed on July 9, 2019.

As of December 31, 2021 and 2020, there were 0 shares of Series A Preferred Stock outstanding.

A Certificate of Elimination of the Series A convertible preferred stock was filed on December 6, 2021.

Series B

On June 24, 2019, the Company authorized the issuance of 2,000 shares of Series B Preferred Stock, par value $0.001 per share. The Series B Preferred Stock have a $1,250 stated value and are convertible into shares of common stock at $15.00 per share, subjected to certain adjustments. The Certificate of Designation for the Series B Preferred Stock was filed on July 9, 2019.

As of December 31, 2021 and 2020, there were 0 shares of Series B Preferred Stock outstanding.

A Certificate of Elimination of the Series B convertible preferred stock was filed on December 6, 2021.

Series C

On July 16, 2019, the Company authorized the issuance of 1,000 Series C Preferred Stock, par value $0.001 per share. The 1,000 Series C preferred shares are convertible into 3,334 shares of common stock upon the Company listing on a national exchange and other conditions. The Certificate of Designation for the Series C Preferred Stock was filed on July 19, 2019.

As of December 31, 2021 and 2020, there were 0 and 1,000 shares of Series C Preferred Stock outstanding, respectively.

On December 16, 2021, the Company’s former Chief Executive Officer forfeited his 1,000 shares of Series C Preferred Stock for no consideration.

A Certificate of Elimination of the Series C convertible preferred stock was filed on December 16, 2021.

Series X

On November 23, 2020, the Company authorized the issuance of 100 shares of Series X Preferred Stock, par value $0.0001 per share. The Series X Preferred Stock has a $20,000 stated value and is convertible into shares of common stock at $0.60 per share, subjected to certain adjustments. In the event the Company issues or sells any securities with an effective price or exercise or conversion price less than the Conversion Price, the Conversion Price shall be reduced to the sale price or exercise or conversion price of the securities issued or sold. The Certificate of Designation for the Series X Preferred Stock was filed on November 23, 2020.

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

From February 16 to March 10, 2021, the Company issued an aggregate of 10.00 shares of Series X Preferred Stock for aggregate proceeds of $200,000. Upon each issuance of Series X shares, the conversion price was less than the Company’s stock price. Accordingly, during the year ended December 31, 2021, the Company recognized an aggregate beneficial conversion feature of $2,852,500 upon issuance of the Series X preferred shares with a $2,852,500 increase in Discount on preferred stock and a corresponding increase in additional paid-in capital. The preferred stock discount was amortized over 120 days commencing November 25, 2020 (the date of the initial issuance of the Series X preferred shares), which is the maximum amount of time the Company had to conduct a stockholder vote to increase the Company’s authorized shares. Amortization of the preferred stock discount of $3,260,252 was recognized as a deemed dividend for the year ended December 31, 2021. As of December 31, 2021, unamortized debt discount on Series X Preferred Stock was $0.

On November 30, 2021 26.05 shares of the Series X Preferred Stock were redeemed for $501,463, resulting in a negative deemed dividend of $3,326,237.

A Certificate of Elimination of the Series X convertible preferred stock was filed on December 10, 2021.

As of December 31, 2021 and 2020, there were 0 and 16.05 shares, respectively, of Series X Preferred Stock outstanding.

Series Y

On December 30, 2020, the Company authorized the issuance of 1,000 shares of Series Y Preferred Stock, par value $0.001 per share. The Series Y Preferred Stock has a $20,000 stated value and is convertible into shares of common stock at $0.60 per share, subjected to certain adjustments. In the event the Company issues or sells any securities with an effective price or exercise or conversion price less than the Conversion Price, the Conversion Price shall be reduced to the sale price or exercise or conversion price of the securities issued or sold. The Certificate of Designation for the Series Y Preferred Stock was filed on December 30, 2020.

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

From January 7 to March 23, 2021, the Company issued 4.82388 shares of Series Y Preferred Stock, having a stated value of $96,478, in exchange for convertible notes payable of $38,500, accrued interest of $77,205, and 437,500 warrants. The exchanges resulted in a reduction of derivative liabilities related to the convertible notes and accrued interest of $2,502,223, a reduction of derivative liabilities related to the warrants of $1,396,283, and a net gain on settlement of $3,917,734. On May 1, the Company issued 60.91 shares of Series Y Preferred Stock, having a stated value of $1,218,200, in exchange for a convertible note payable of $33,000 and accrued interest of $1,185,200. The exchange resulted in a reduction of derivative liabilities related to the convertible notes and accrued interest of $936,405, and a net gain on settlement of $936,405. Upon each issuance of Series Y shares, the conversion price was less than the Company’s stock price. Accordingly, during the year ended December 31, 2021, the Company recognized an aggregate beneficial conversion feature of $10,972,647 upon issuance of the Series Y preferred shares with a $10,972,647 increase in Discount on preferred stock and a corresponding increase in additional paid-in capital. The preferred stock discount was amortized over 120 days commencing December 23, 2020 (the date of the initial issuance of the Series Y preferred shares), which is the maximum amount of time the Company had to conduct a stockholder vote to increase the Company’s authorized shares. Amortization of the preferred stock discount of $31,538,671 was recognized as a deemed dividend for the year ended December 31, 2021. As of December 31, 2021, unamortized debt discount on Series Y Preferred Stock was $0.

On November 30, 2021, the Series Y Preferred Stock were redeemed for $11,095,941, resulting in a negative deemed dividend of $35,881,134.

A Certificate of Elimination of the Series Y convertible preferred stock was filed on December 10, 2021.

As of December 31, 2021 and 2020, there were 0 and 654.781794 shares of Series Y Preferred Stock outstanding, respectively.

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

On September 30, 2021, the Company entered into a Series Z Preferred Stock Issuance Agreement with the Company’s Chief Executive Officer whereby the Company entered into a non–convertible note payable agreement for $1,000,000 in exchange for: (i) a $1,000,000 cash payment directly paid to the warrant holder; and (ii) the issuance of 250 Series Z Preferred Shares having a fair value of $6,530,867. The note bears interest of 8% per annum and is due within three days of the Company’s next closing of equity financing of $3,000,000 or more. The proceeds received were allocated to the debt and equity on a relative fair value basis. Accordingly, debt discount of $867,213 was recognized with a corresponding increase in additional paid-in capital. Since the due date is contingent upon a future event, the entire debt discount was amortized to interest expense immediately.

On September 30, 2021, an investor owning warrants to purchase 520,834 common shares at $0.12 per share entered into an agreement to cancel the aforementioned warrants in exchange for: (i) a cash payment of $1,000,000 received directly from the Chief Executive Officer; and (ii) 250 Series Z Preferred Shares having a fair value of $6,530,867. The settlement resulted in a reduction in the derivative liability of $5,750,067, an increase in non-convertible notes payable of $1,000,000, an increase in additional paid-in capital of $6,530,867 and a loss on settlement of debt of $1,780,800.

The Series Z Preferred Shares are not convertible into shares of common stock until there is sufficient authorized but unissued shares of common stock to satisfy the conversions, thus a derivative liability was not recorded for the shares of common stock underlying the Series Z Preferred Shares.

Common Stock

The Company is authorized to issue 1,200,000,000 shares of common stock, par value $0.001 per share.

On January 8, 2020, the Company issued 123,867 shares of the Company’s common stock previously recorded as to be issued as of December 31, 2019.

On March 7, 2020, a stockholder returned 230 shares of the Company’s common stock back to the Company. The shares were immediately retired. Accordingly, common stock was decreased by the par value of the common shares contributed of $1 with a corresponding increase in additional paid in capital.

During the year ended December 31, 2020, a warrant exercise in 2019, to purchase 400 common shares, was rescinded. The rescission was recorded as a decrease in common stock to be issued of $120 and a decrease in additional paid-in capital of $5,880 with a corresponding increase in accounts payable and accrued expenses of $6,000.

During the year ended December 31, 2020, the Company issued an aggregate of 241,228 shares of its common stock, having an aggregate fair value of $370,755, upon the conversion of convertible notes with a principal amount of $92,964 and accrued interest of $128, which resulted in the elimination of $278,545 of derivative liabilities and an aggregate net gain on conversion of convertible notes of $882.  Accordingly, common stock was increased by the par value of the common shares issued of $241 and additional paid in capital was increased by $370,514.

During the year ended December 31, 2021, the Company issued 14,828 shares of its common stock, having a fair value of $133,002, upon the conversion of convertible notes with a principal amount of $13,345, which resulted in the reduction of $118,778 of derivative liabilities and a loss on conversion of $880.

During the year ended December 31, 2021, the Company issued 3,355 shares of the Company’s common stock previously recorded as to be issued as of December 31, 2020.

During the year ended December 31, 2021, an investor owning 4,950 shares of the Company’s common stock and warrants to purchase 3,238,542 common shares at $0.12 per share entered into an agreement to cancel the aforementioned common shares and warrants in exchange for a cash payment of $11,000 by the Company. Accordingly, the cancelation agreement resulted in a reduction in common stock of $5 for the par value of the common shares, a reduction in additional paid-in capital of $10,995, and a reduction in the derivative liability of $74,134,327 and a gain on settlement of $74,134,327.

During the year ended December 31, 2021, the Company awarded an aggregate of 7,252 fully-vested shares of common stock, having a fair value of $166,855, to the Chief Executive Officer for services rendered.

During the year ended December 31, 2021, the Company issued 1,650,000 shares of common stock, having a fair value of $18,414,000 for the acquisition of Empire Services, Inc.

During the year ended December 31, 2021, the Company retired 3,012,746 shares to be issued for no consideration, returning the $3,013 for the par value of the common shares to additional paid in capital.

As of December 31, 2021 and 2020, there were 3,331,916 and 1,661,431 shares, respectively, of common stock issued and outstanding.

NOTE 13 – WARRANTS

From December 23 to December 30, 2020, the Company issued 654.78 shares of Series Y Preferred Stock, having a stated value of $13,095,636, in exchange for convertible notes payable of $5,775,767 (net of debt discount of $133,608), accrued interest of $3,625,237, and 49,215,416 warrants. The exchanges resulted in a reduction of derivative liabilities related to the convertible notes and accrued interest of $92,934,419, a reduction of derivative liabilities related to the warrants of $72,892,563, and a net gain on settlement of $162,132,350.

During the year ended December 31, 2020, the Company recorded $95,838,488 in deemed dividends as a result of the triggering of price protection provisions in certain outstanding warrants. Accordingly, additional paid in capital was increased by $95,838,488 with a corresponding decrease in the accumulated deficit.

During the year ended December 31, 2021, the Company issued 4.82388 shares of Series Y preferred stock, having a stated value of $96,478, in exchange for convertible notes payable of $38,500, accrued interest of $77,205, and 437,500 warrants. The exchanges resulted in a reduction of derivative liabilities related to the convertible notes and accrued interest of $2,502,223, a reduction of derivative liabilities related to the warrants of $1,396,283, and a net gain on settlement of $3,917,734 (See Note 11).

During the year ended December 31, 2021, an investor owning 4,950 shares of the Company’s common stock and warrants to purchase 3,238,542 common shares at $0.12 per share entered into an agreement to cancel the aforementioned common shares and warrants in exchange for a cash payment of $11,000 by the Company. The cancelation agreement resulted in a reduction in common stock of $1,485 for the par value of the common shares, a reduction in additional paid-in capital of $9,515, and a reduction in the derivative liability of $74,134,327 and a gain on settlement of debt of $74,134,327 (See Note 11).

During the year ended December 31, 2021, an investor owning warrants to purchase 4,166,667 common shares at $0.12 per share entered into an agreement to cancel the aforementioned common shares and warrants in exchange for a cash payment of $15,000 by the Company. Accordingly, the cancelation agreement resulted in a reduction in the derivative liability of $95,380,286 and a gain on settlement of $95,365,286.

During the year ended December 31, 2021, an investor owning warrants to purchase 520,834 common shares at $0.12 per share entered into an agreement to cancel the aforementioned in exchange for: (i) a cash payment of $1,000,000 received directly from the Chief Executive Officer; and (ii) 250 Series Z Preferred Shares having a fair value of $6,530,868. The settlement resulted in a reduction in the derivative liability of $5,750,067, offset by a reduction in cash of $1,000,000, an increase in additional paid-in capital of $6,530,867 and a loss on settlement of debt of $1,780,800.

During the year ended December 31, 2021, the Company issued warrants to purchase 2,514,351 shares of common stock in a placement of senior secured debt and warrants.

During the year ended December 31, 2021, the Company issued warrants to purchase 200,000 shares of common stock as commission for an offering.

A summary of the warrant activity for the years ended December 31, 2021 and 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	11,141,255	$0.795	2.96	$8,791,956
Granted	46,478,847	$0.12
Exercised	-
Canceled/Exchanged	(49,216,499)	$0.12
Outstanding at December 31, 2020	8,403,603	$0.327	2.04	$14,804,944
Granted	2,714,351	$19.50
Exercised	-
Canceled/Exchanged	(8,365,013)	$0.15
Outstanding at December 31, 2021	2,752,941	$19.77	4.86	$11,650
Exercisable at December 31, 2021	2,752,941	$19.77	4.86	$11,650

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.12	834	1.08	834
19.50	2,714,351	4.92	2,714,351
22.50 – 60.00	37,339	0.91	37,339
120.00	417	0.99	417
	2,752,941	4.86	2,752,941

The aggregate intrinsic value of outstanding stock warrants was $11,650, based on warrants with an exercise price less than the Company’s stock price of $14.10 as of December 31, 2021 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 14 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, the “Prior Plans”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), and our 2021 Equity Incentive Plan in September 2021 (“2021 Plan” , and together with the Prior Plans, the “Plans”). The Prior Plans are identical, except for the number of shares reserved for issuance under each. As of December 31, 2021, the Company had granted an aggregate of 214,367 securities under the Plans since inception, with 167,300 shares available for future issuances. The Company made no grants under the plans during the years ended December 31, 2021 and 2020.

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

There were no options issued during the years ended December 31, 2021 and 2020.

A summary of the stock option activity for the years ended December 31, 2021 and 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	92,116	$148.11	7.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	-
Outstanding at December 31, 2020	92,116	$148.11	6.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	-
Outstanding at December 31, 2021	92,116	$148.11	5.49	$-
Exercisable at December 31, 2021	92,116	$148.11	5.49	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$30.00-75.00	44,368	6.26	44,368
75.01-150.00	6,479	5.26	6,479
150.01-225.00	6,079	4.68	6,079
225.01-300.00	33,133	4.70	33,133
300.01-600.00	2,110	4.60	2,110
	92,116		92,116

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $14.10 as of December 31, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that were vested as of the year ended December 31, 2021 and 2020 was $0 and $0, respectively. Unrecognized compensation expense of $0 as of December 31, 2021 will be expensed in future periods.

NOTE 15 – LEASES

Property Leases (Operating Leases)

The Company leases its facilities and certain automobiles under operating leases which expire on various dates through 2025. The Company determines if an arrangement is a lease at inception and whether they are finance or operating leases. Right of Use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any fixed lease payments, including in-substance fixed lease payments and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease term is determined at lease commencement and includes any non-cancellable period for which the Company has the right to use the underlying asset, together with any options to extend that the Company is reasonably certain to exercise.

Upon effectiveness of the acquisition of Empire on October 1, 2021, the Company assumed $3,492,531 in ROU assets and $3,650,358 in lease liabilities for the leasing of scrap metal yards from an entity controlled by the Company’s Chief Executive Officer. Under the terms of the leases, Empire is required to pay an aggregate of $145,821 per month and increasing by 3% on the first of every year. The leases expire on January 1, 2024 and the Company has two options to extend the leases by 5 years per option. In the event the Company does not exercise the options, the leases will continue on a month-to-month basis. The Company cannot sublease any of the properties under the lease agreements.

Upon effectiveness of the acquisition of Empire on October 1, 2021, the Company assumed $30,699 in ROU assets and $31,061 in lease liabilities for an office lease. Under the terms of the lease, Empire is required to pay $1,150 per month and increasing by 3% on April 1st of every year beginning on April 1, 2022. The lease expires on March 31, 2024 and Empire was required to make a security deposit of $1,150. The Company does not have an option to extend the lease. The Company cannot sublease any of the properties under the lease agreements.

On October 11, 2021, Empire entered into leasing agreements with a company owned by the Chief Executive Officer of Empire for the leasing of the Company’s Virginia Beach metal recycling location. Under the terms of the leases, Empire is required to pay $9,677 for the prorated first month and $15,000 per month for the facilities beginning November 1, 2021 and increasing by 3% on the first of every year thereafter. The leases expire on January 1, 2024 and the Company has two options to extend the leases by 5 years per option. In the event the Company does not exercise the options, the leases will continue on a month-to-month basis. The Company cannot sublease any of the properties under the lease agreements.

Automobile Leases (Operating Leases)

Upon effectiveness of the acquisition of Empire on October 1, 2021, the Company assumed $1,666 in ROU assets and $1,383 in lease liabilities for an automobile lease to which Empire was a party. Under the terms of the lease, Empire was required to pay $700 per month until the lease expired on December 29, 2021.

Upon effectiveness of the acquisition of Empire on October 1, 2021, the Company assumed $26,804 in ROU assets and $18,661 in lease liabilities for an automobile lease. Under the terms of the lease, Empire is required to pay $750 per month until the lease expires on February 18, 2025 and the Company does not have an option to renew or extend. The Company is responsible to any damage to the automobile under the terms of the lease.

Upon effectiveness of the acquisition of Empire on October 1, 2021, the Company assumed $34,261 in ROU assets and $27,757 in lease liabilities for an automobile lease. Under the terms of the lease, Empire is required to pay $650 per month until the lease expires on February 15, 2026 and the Company does not have an option to renew or extend. The Company is responsible to any damage to the automobile under the terms of the lease.

On December 23, 2021, Empire entered into a lease agreement for the leasing of an automobile. Under the terms of the lease, Empire was required to pay $18,000 for the first month and $1,000 per month thereafter for 60 months. The lease expires on December 23, 2025 and the Company does not have an option to renew or extend. The Company is responsible to any damage to the automobile under the terms of the lease.

ROU assets and liabilities consist of the following:

	December 31, 2021	December 31, 2020
ROU assets	$3,620,523	$-

Current portion of lease liabilities	$1,715,726	$-
Long term lease liabilities, net of current portion	2,030,722	-
Total lease liabilities	$3,746,498	$-

Aggregate minimum future commitments under non-cancelable operating leases and other obligations at December 31, 2021 were as follows:

Year ended December 31,
2022	$2,030,772
2023	2,090,820
2024	31,850
2025	20,550
2026	1,300
Total Minimum Lease Payments	$4,175,292
Less: Imputed Interest	$(428,794)
Present Value of Lease Payments	$3,746,498
Less: Current Portion	$(1,715,726)
Long Term Portion	$2,030,722

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2024. Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the years ended December 31, 2021 and 2020 was $497,177 and $10,802, respectively. At December 31, 2021, the leases had a weighted average remaining lease term of 2 years and a weighted average discount rate of 10.14%.

NOTE 16 – CONCENTRATIONS OF REVENUE

The Company has a concentration of customers. For the fiscal year ended December 31, 2021, one customer accounted for $6,682,019, or approximately 83%, of our revenue.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

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

At December 31, 2021, the Company has available for income tax purposes of approximately $82,507,844 in federal and $69,144,542 in Colorado state net operating loss carry forward. which begin expiring in the year 2033, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the year ended December 31, 2021, the Company has increased the valuation allowance from $18,379,120 to $21,515,047.

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

The Company’s deferred taxes as of December 31, 2021 and 2020 consist of the following:

	2021	2020
Deferred Tax Assets/(Liability) Detail
Stock Compensation	$52,313	$52,313
Amortization	156,072	156,072
Depreciation	1,180	1,180
Interest	1,213,854	1,213,854
Change in Fair Market Value of Derivative Liabilities	279,582	279,582
NOL DTA	19,812,046	16,676,120
Valuation allowance	(21,515,047)	(18,379,120)
Total gross deferred tax assets	-	-

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

	2021	2020
Expected tax at statutory rates	21.00%	21.00%
Nondeductible Expenses	(11.72)%	(11.72)%
State Income Tax, Net of Federal benefit	1.51%	1.59%
Current Year Change in Valuation Allowance	(5.83)%	(5.83)%
Prior Deferred True-Ups	(5.03)%	(5.03)%

NOTE 18 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2021 and 2020, the Company received aggregate advances of $2,957 and $3,696 and repaid an aggregate of $6,144 and $509, respectively, to the Company’s former Chief Executive Officer.

The advances were non-interest bearing and due on demand. As of December 31, 2021, the Company owed $0 in advances to the Company’s former Chief Executive Officer (See Note 6).

On December 16, 2021, the Company’s former Chief Executive Officer forfeited his 1,000 shares of Series C Preferred Stock for no consideration.

As of December 31, 2021, the Company leases 11 scrap yard facilities by an entity controlled by the Company’s Chief Executive Officer. During the year ended December 31, 2021, the Company paid rents of $477,140 to an entity controlled by the Company’s Chief Executive Officer, of which $122,866 was owed at December 31, 2021. See Note 15 – Leases.

During the year ended December 31, 2021, the Company’s Chief Executive Officer was reimbursed $224,660 for expenses made on behalf the Company. Further, during the year ended December 31, 2021 and 2020, the Company’s Chief Executive Officer advanced $24,647 and $20,520 to the Company and was repaid $59,103 and $0, respectively (See Note 6).

On September 30, 2021, the Company authorized the issuance of 500 shares of Series Z Preferred Stock, par value $0.001 per share. The Series Z Preferred Stock has a $20,000 stated value per share and all 500 Series Z preferred shares, in aggregate, are convertible into 19.98% of the issued and outstanding common shares of the Company (post conversion). The conversion rate is applicable on a pro rata basis to each share of Series Z Preferred Stock upon conversion. This anti-dilutive conversion feature is in effect until such time an S-1 Registration Statement is declared effective by the SEC in conjunction with a NASDAQ listing. On September 30, 2021, the Company entered into a Series Z Preferred Stock Issuance Agreement with the Company’s Chief Executive Officer whereby the Company entered into a non–convertible note payable agreement for $1,000,000 in exchange for: (i) a $1,000,000 cash payment directly paid to the warrant holder; and (ii) the issuance of 250 Series Z Preferred Shares having a fair value of $6,530,867. The note bears interest of 8% per annum and is due within three days of the Company’s next closing of equity financing of $3,000,000 or more. The proceeds received were allocated to the debt and equity on a relative fair value basis. Accordingly, debt discount of $867,213 was recognized with a corresponding increase in additional paid-in capital. Since the due date is contingent upon a future event, the entire debt discount was amortized to interest expense immediately.

On December 15, 2020, the Company entered into a settlement agreement (the “Settlement Agreement”) with JDE Development, LLC (“JDE”), a Florida limited liability company wholly-owned and managed by Jesus Quintero, the Company’s former Chief Financial Officer, in connection with the outstanding sum of $89,143 due to JDE for the services of Jesus Quintero as the Chief Financial Officer of the Company pursuant to that certain CFO Services Agreement entered into as of April 1, 2018, by and between the Company and Jesus Quintero. Pursuant to the Settlement Agreement, the Company agreed to pay JDE $25,000 (the “Cash Settlement”) and to enter into a convertible note with JDE in the principal amount of $64,143 (the “Note”). In addition, both parties agreed, on behalf of themselves, their past and present shareholders, members, directors, employees, managers, parents, affiliates, subsidiaries, principals, officers, related entities, assigns and successors, to irrevocably and fully release each other, and their respective past and present shareholders, members, directors, employees, managers, parents, affiliates, subsidiaries, principals, officers, related entities, assigns and successors, from any and all claims and causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, claims and demands whatsoever at law or in equity, upon or by reason of any matter, cause or thing of any nature whatsoever, including but not limited to claims related to sums payable by the Company to JDE. In accordance with the Settlement Agreement, (i) on December 23, 2020, the Company paid JDE the Cash Settlement, and (ii) on December 15, 2020, the Company entered into the Note with JDE for a principal amount of $64,143. The Note had a maturity date of June 15, 2021 and accrued interest at a rate of 12% per annum. The holder has the right to convert the Outstanding Balance of the Note at any time into shares of common stock of the Company at a conversion price of $0.90 per share, subject to adjustment. In the event of default, the conversion price shall be 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 days prior to the conversion date. The shares of Series Y Preferred Stock are not convertible to the extent that (i) the Company’s Certificate of Incorporation has not been amended to increase the number of authorized shares of Common Stock of the Company, or (ii) the holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the shares of Common Stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.99% by the holder by written notice from such holder to the Company, which notice shall be effective 61 calendar days after the date of such notice). As a result of the beneficial conversion feature of the Note, debt discount of $64,143 was recognized with a corresponding increase in additional paid-in capital. On December 24, 2020, the holder converted $64,143 of principal into 3.20716 shares of Series Y preferred shares having a stated value of $64,143, resulting in a reduction in debt discount by $60,971 and a loss on settlement of $60,971. As of December 31, 2020, the remaining carrying value of the Note was $0, net of debt discount of $0. As of December 31, 2021 and 2020, accrued interest payable of $0 and $0, respectively, was outstanding on the Note (See Note 10).

NOTE 19 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Intellectual Property	$3,036,000	$(151,800)	$2,884,200	5 years
Customer List	2,239,000	(55,975)	2,183,025	10 years
Licenses	21,274,000	(531,850)	20,742,150	10 years
Total finite-lived intangibles	26,549,000	(739,625)	25,809,375
Total intangible assets, net	$26,549,000	$(739,625)	$25,809,375

The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2021 was approximately 9.43 years. There were no intangible assets acquired during the year ended December 31, 2020.

Amortization expense for intangible assets was $739,625 and $0 for the years ended December 31, 2021 and 2020, respectively. Total estimated amortization expense for our intangible assets for the years 2021 through 2026 is as follows:

Year ended December 31,
2022	$2,958,500
2023	2,958,500
2024	2,958,000
2025	2,958,000
2026	2,806,700
Thereafter	11,168,675

NOTE 20 – SUBSEQUENT EVENTS

On January 24, 2022, the Company entered into leasing agreements for 3,521 square feet of office space commencing upon the completion of tenant improvements which is expected to be on April 1, 2022 but shall be no later than May 1, 2022 (“Commencement Date”). Under the terms of the leases, the Company is required to pay $3,668 for the first twelve months of the lease and increasing by approximately 3% every 12 months thereafter until the expiration of the lease. The lease is for a period of five years from the Commencement Date and the Company was required to make a security deposit of $3,668. The Company does not have an option to extend the lease. The Company cannot sublease any of the properties under the lease agreement.

Effective February 1, 2022, the Company entered into an office space/land lease agreement with an entity owned by the Chief Executive Officer of Greenwave for the leasing of the Company’s Fairmont metal scrap yard located at 406 Sandy Street, Fairmont, NC 28340. Under the terms of the lease, the Company is required to pay $8,000 per month for the facility beginning February 1, 2022 and increasing by 3% on January 1, 2023. The lease expires on January 1, 2024 and the Company has two options to extend the lease by 5 years per option. The Company also has the option to extend the term of the lease for an additional year for the next 5 years upon the same terms and conditions. In the event the Company does not exercise the options, the lease will continue on a month-to-month basis. The Company cannot sublease the property under the lease agreement.

On February 28, 2022, the Company effectuated a 1-for-300 reverse stock split, such that (1) post consolidation Common Share was issued for each three hundred (300) pre-consolidation Common Shares (the “Consolidation”). No fractional shares were issued in the Consolidation and any fractional interest in Common Shares was rounded up to the nearest whole Common Share. The 994,871,337 Common Shares issued and outstanding prior to the Consolidation was reduced to 3,331,916 Common Shares issued and outstanding following the Consolidation. Pursuant to GAAP, the Company retrospectively recasted and restated the weighted-average shares included within its consolidated statements of operations for the years ended December 31, 2021 and 2020. The basic and diluted weighted-average common shares are retroactively converted to shares of the Company’s common stock to conform to the recasted consolidated statements of stockholders’ equity.

From January 1 to April 13, 2022, the Company issued 6,500 shares recorded as to be issued for services rendered on December 31, 2021.

