Form 10-K/A
period 2021-12-31
Greenwave Technology Solutions, Inc.
filed 2022-05-02
CIK 1589149

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $26,769,323 as of June 30, 2021.

The number of shares of Registrant’s common stock outstanding was 3,340,416 as of April 28, 2022.

Audit Firm ID	Auditor Name	Auditor Location
587	RBSM LLP	Las Vegas, Nevada

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Greenwave Technology Solutions, Inc. (the “Company,” “Greenwave,” “we,” “us,” or “our”) for the year ended December 31, 2021, filed with the Securities and Exchange Commission on April 14, 2022 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. At that time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2022 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company has not filed the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

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

GREENWAVE TECHNOLOGY SOLUTIONS, INC.
FORM 10-K/A ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2021
TABLE OF CONTENTS

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Governance of Our Company

We seek to maintain high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our Stockholders well and maintaining our integrity in the marketplace. Our corporate governance guidelines and Code of Conduct and Ethics, together with our Second Amended and Restated Certificate of Incorporation, Bylaws and the charters for each of our Board committees, form the basis for our corporate governance framework. We also are subject to certain provisions of the Sarbanes-Oxley Act and the rules and regulations of the SEC. The full text of the Code of Conduct and Ethics is available on our website at https://www.greenwavetechnologysolutions.com/code-of-conduct and is also filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on April 1, 2015.

As described below, our Board has established three standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: The Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Our Board of Directors

As of April 19, 2022, our Board consists of four members. The number of directors on our Board can be evaluated and amended by action of our Board.

Our Board has decided that it would judge the independence of its directors by the heightened standards established by the Nasdaq Stock Market, despite the Company not being subject to these standards at this time. Accordingly, the Board has determined that our three non-employee directors, Cheryl Lanthorn, J. Bryan Plumlee and John Wood each meet the independence standards established by the Nasdaq Stock Market and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our Audit Committee and Compensation Committee. Our Board considers a director to be independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC.

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

Stockholder Communications. Although we do not have a formal policy regarding communications with the Board, Stockholders may communicate with the Board by writing to us at 277 Suburban Drive, Suffolk, VA 23434, Attention: Chairman. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate. Please note that the foregoing communication procedure does not apply to (i) stockholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.

Board and Committee Meetings

During the fiscal year ended December 31, 2021 and 2020, our Board held no meetings and operated solely by unanimous written consent. For the fiscal year ended December 31, 2021, our Board was composed of one member from January to June 2021, two members from June to November 2021, and one member in December 2021, all of whom attended every meeting of our Board. For the fiscal year ended December 31, 2020, our Board was composed of a sole member who attended every meeting of our Board. Our Audit Committee, Compensation Committee, Nominating and Corporate Governance committee did not have any members and did not meet during the fiscal years ended December 31, 2021 and 2020. The Company held its 2021 Shareholder’s Meeting on September 3, 2021.

Board Committees

On December 9, 2015, our Board designated the following three committees of the Board: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. For the year ended December 31, 2021, the Company’s designated committees did not have any members and the Board acted in place of such committees.

Audit Committee. Effective as of April 18, 2022 the Board appointed each of Cheryl Lanthorn and John Wood as a member of the Audit Committee. Effective as of April 19, 2022 the Board appointed J. Bryan Plumlee as a member of the Audit Committee. J. Bryan Plumlee is the Chairman of the Audit Committee. The Audit Committee is responsible for, among other things, overseeing the financial reporting and audit process and evaluating our internal controls over financial reporting. The Board has determined that J. Bryan Plumlee is an “audit committee financial expert” serving on its Audit Committee. The Board has determined that each member of the Audit Committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the Audit Committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market. A copy of the Audit Committee Charter is available on our website at https://www.greenwavetechnologysolutions.com/audit-committee-charter.

Compensation Committee. Effective as of April 18, 2022 the Board appointed each of Cheryl Lanthorn and John Wood as a member of the Compensation Committee. Effective as of April 19, 2022 the Board appointed J. Bryan Plumlee as a member of the Compensation Committee. J. Bryan Plumlee is the Chairman of the Compensation Committee. The Compensation Committee is responsible for, among other things, establishing and overseeing the Company’s executive and equity compensation programs, establishing performance goals and objectives, and evaluating performance against such goals and objectives. The Board has determined that each member of the Compensation Committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the Compensation Committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market. A copy of the Compensation Committee Charter is available on our website at https://www.greenwavetechnologysolutions.com/compensation-committee-charter.

Nominating and Corporate Governance Committee. Effective as of April 18, 2022 the Board appointed each of Cheryl Lanthorn and John Wood as a member of the Nomination and Corporate Governance Committee. Effective as of April 19, 2022 the Board appointed J. Bryan Plumlee as a member of the Nomination and Corporate Governance Committee. J. Bryan Plumlee is the Chairman of the Nomination and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, identifying and recommending candidates to fill vacancies occurring between annual stockholder meetings and reviewing the Company’s policies and programs relating to matters of corporate citizenship, including public issues of significance to the Company and its stockholders. The Board has determined that each member of the Nominating and Corporate Governance Committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the Nominating and Corporate Governance Committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market. A copy of the Nominating and Corporate Governance Committee Charter is available on our website at https://www.greenwavetechnologysolutions.com/ncg-charter.

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

Board Leadership Structure

Danny Meeks is the Chairman of our Board of Directors and Chief Executive Officer of the Company. The Chairman of the Board presides at all meetings of the Board, unless such position is vacant, in which case, the Chief Executive Officer of the Company would preside.

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

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Directors and Executive Officers

The name and age of our Directors and Executive Officers are set forth below. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

Name	Age	Executive Position
Danny Meeks	47	Chief Executive Officer, Chairman and Director
Howard Jordan	66	Chief Financial Officer
Cheryl Lanthorn	51	Director
J. Bryan Plumlee	55	Director
John Wood	48	Director

Mr. Danny Meeks, Chief Executive Officer and Chairman – Mr. Meeks is the Chief Executive Officer of the Company, a position he has held since September 30, 2021. He has served as a director and Chairman of the Board of Directors since June 2021. He has served as interim Chief Financial Officer since November 30, 2021. He was the sole owner and President of Empire Services, Inc., a metal recycling company he founded in 2002, until its acquisition by the Company in September 2021. Additionally, Mr. Meeks has been serving as the President of DWM Properties, LLC, his real estate holding company, since 2002 and as the President of Select Recycling and Waste Services, Inc., a waste disposal and recycling company, from October 2016 to present. Mr. Meeks graduated from Manor High School in 1993. Mr. Meeks is well-suited to serve on our Board due to his significant business and management experience and deep knowledge of growth and commercialization strategies. Mr. Meeks joined the Company’s Board to foster revenue-generating capabilities of the Company.

Mr. Howard Jordan, Chief Financial Officer – Mr. Jordan is the Chief Financial Officer of the Company, a position he has held since April 2022. Since May 2016, Mr. Jordan has owned CFO Partners, Inc., a financial consulting company. From July 2016 to October 2020, Mr. Jordan served as controller for Roof Services, a commercial roofing contractor which was acquired by Tecta America in December 2018, where he was responsible for all accounting activities at a subsidiary with sales of approximately $35 million and 150 employees. From March 2013 to May 2016, Mr. Jordan served as Chief Financial Officer for NSC Technologies, Inc., a staffing company where he was responsible for all accounting and finance activities which he helped grow its annual revenues from approximately $20 million to approximately $100 million. NSC conducted business in 23 states, principally along the East and West Coasts and Gulf states and provided painters, welders, pipefitters, etc., to public and private shipyards in those regions. Mr. Jordan graduated from the University of Richmond, where he holds a Bachelor of Science in Business Administration with a major in Accounting from Robins School of Business.

Mr. J. Bryan Plumlee, Director – Mr. Plumlee has served as a Director of the Company since April 2022 and is a Co-Managing Shareholder of Poole Brooke Plumlee PC, where he serves as Chairman of the firm’s Litigation Department and manages its Court Collection Department. His practice focuses on civil litigation with an emphasis on business, land use, environmental law and product liability, including aviation litigation. As part of a vibrant land use practice, Mr. Plumlee heads a team within the firm specializing in environmental remediation projects. Mr. Plumlee has been an attorney with Poole Brooke Plumlee PC (formerly Huff Poole Mahoney, PC) since August 1999.

Mr. Plumlee’s clients include multiple regional businesses, professionals, insurance companies as well as municipalities. Mr. Plumlee has been repeatedly elected by his peers to be included in Virginia Business magazine’s Legal Elite and Virginia Super Lawyers in the categories of Civil Litigation Defense and Environmental Litigation. Mr. Plumlee has an AV Preeminent® rating from Martindale-Hubbell.

Mrs. Cheryl Lanthorn, Director – Mrs. Lanthorn has served as a Director of the Company since April 2022. Mrs. Lanthorn began her career as a Personal Administrator at Welton, Duke & Hawks before rising to an Accounting Administrator due to her work-ethic, extensive accounting knowledge, and attention to detail. For the next 14 years, Mrs. Lanthorn was a Software Trainer and Content Developer for Applied Systems, Inc., where she created webinars and instructional documentation to teach employees how to best utilize TAM, Vision, Epic, and other scalable software programs. Since December 2015, Mrs. Lanthorn has served as an Account Executive at Brown & Brown Insurance, where she manages one of the company’s largest books of business, manages employees and their books, trains new employees, and performs various other administrative duties.

Mr. John Wood, Director – Mr. Wood has served as Director of the Company since April 2022. Since 1998, Mr. Wood has served as a licensed real estate agent in Virginia. Since 2010, He has served as the Principal Broker of John E. Wood Realty, Inc., based in Chesapeake, Virginia, where through his extensive relationships with business and community leaders, he has become one of the region’s most active real Residential, Commercial and Property Management Brokers. He is also the Virginia Principal Broker for two other companies, which rank in the top 10 in the nation. In July 2018, he launched American Contracting Services, LLC, which has successfully completed hundreds of Commercial and Residential construction projects.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers for the year ended December 31, 2021 were Danny Meeks, our Chief Executive Officer, and Isaac Dietrich, our former Chief Executive Officer.

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($) (1)	Option awards ($) (1)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (1)	Total ($)
Danny Meeks	2021	125,000	250,000	166,855	—	—	—	—	541,855
Chief Executive Officer	2020	—	—	—	—	—	—	—	—
Isaac Dietrich	2021	132,917	—	—	—	—	—	—	132,917
Former Chief Executive Officer	2020	145,000	38,330	—	—	—	—	—	183,330

(1)	These amounts are the aggregate fair value of the equity compensation incurred by the Company for payments to executives during the fiscal year. The aggregate fair value is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The fair market value was calculated using the Black-Scholes options pricing model.

Outstanding Equity Awards at December 31, 2021

There were no outstanding equity awards held by our named executive officer as of December 31, 2021.

Narrative Disclosure to the Summary Compensation Table

Danny Meeks

On September 30, 2021, the Company entered into an employment agreement with Danny Meeks pursuant to which Mr. Meeks serves as the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Meeks shall receive an annual base salary of $500,000. In addition, Mr. Meeks shall be eligible to receive an annual bonus and shall be eligible to receive such awards under the Company’s incentive plans as determined by the Company’s Compensation Committee. Mr. Meeks may be terminated by the Company or may voluntarily resign, at any time, with or without cause. Either the Company or Mr. Meeks may terminate Mr. Meeks’ employment upon two weeks prior written notice.

Until October 1, 2026, for every $1 million in annual revenue Empire Services, Inc., a Virginia corporation and wholly-owned subsidiary of the Company, generates over $20 million, Mr. Meeks shall be entitled to receive either 83,334 shares of the Company’s common stock or $50,000 in cash, at the discretion of Mr. Meeks.

Upon termination except by death (the “Termination Date”), the Company shall pay Mr. Meeks (i) any accrued but unpaid compensation, (ii) a pro-rata portion of his annual bonus calculated as of the Termination Date and (iii) reimbursement of expenses incurred on or prior to the Termination Date. In addition, Mr. Meeks may elect to receive Consolidated Omnibus Budget Reconciliation Act of 1985 benefits for up to twelve months from the Termination Date. Upon termination of Mr. Meeks’ employment for death, the Company shall pay Mr. Meeks (i) any accrued but unpaid compensation and (ii) reimbursement of expenses incurred on or prior to such date. Mr. Meeks is also entitled to participate in any and all benefit plans such as health, dental and life insurance, from time to time, in effect for senior executives, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. In the fiscal years ended December 31, 2021 and December 31, 2020, Mr. Meeks received $250,000 and $0 in bonuses, respectively. In the fiscal years ended December 31, 2021 and December 31, 2020, Mr. Meeks received stock grants with a fair market value of $166,855 and $0, respectively. Mr. Meeks did not receive any compensation related to his position as a director.

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

Upon termination except by death (the “Termination Date”), the Company shall pay Mr. Dietrich (i) any accrued but unpaid compensation, (ii) a pro-rata portion of his annual bonus calculated as of the Termination Date and (iii) reimbursement of expenses incurred on or prior to the Termination Date. In addition, Mr. Dietrich may elect to receive Consolidated Omnibus Budget Reconciliation Act of 1985 benefits for up to twelve months from the Termination Date. Upon termination of Mr. Dietrich’s employment for death, the Company shall pay Mr. Dietrich (i) any accrued but unpaid compensation and (ii) reimbursement of expenses incurred on or prior to such date. Mr. Dietrich is also entitled to participate in any and all benefit plans such as health, dental and life insurance, from time to time, in effect for senior executives, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. In the fiscal years ended December 31, 2021 and December 31, 2020, Mr. Dietrich received $0 and $38,330 in bonuses, respectively. Mr. Dietrich resigned as an officer and director of the Company on November 30, 2021.

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

Director Compensation

Our directors do not receive any additional compensation for their service as directors. Commencing upon the Company’s stock being listed on a national stock exchange, Mr. Plumlee will be compensated $7,500 quarterly, and Mr. Wood and Mrs. Lanthorn, $6,250 each, quarterly.

Indemnification of Officers and Directors

Our Second Amended and Restated Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by applicable law against all liability and loss suffered and expenses (including attorneys’ fees) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities. We shall be required to indemnify a director or officer in connection with an action or proceeding commenced by such director or officer only if the commencement of such action or proceeding by the director or officer was authorized in advance by the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Our Equity Incentive Plans

Our Stockholders approved our 2014 Equity Incentive Plan (“2014 Plan”) in June 2014, our 2015 Equity Incentive Plan (the “2015 Plan”) in December 2015, our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016, our 2017 Equity Incentive Plan (“2017 Plan”) in December 2016, our 2018 Equity Incentive Plan (“2018 Plan”) in June 2018, and our 2021 Equity Incentive Plan (“2021 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2017 Plan, and 2018 Plan the “Prior Plans”) in September 2021. The Prior Plans are identical, except for the number of shares of Common Stock reserved for issuance under each.

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

Plan Details

The following table and information below sets forth information as of December 31, 2021 with respect to our Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	92,166	$148.11	167,300
Equity compensation plans not approved by security holders	—	—	—
Total	92,166	$148.11	167,300

Summary of the Prior Plans

Authorized Shares

No shares of our Common Stock are reserved for issuance pursuant to the 2014 Plan, 2015 Plan, the 2016 Plan, the 2017 Plan, the 2018 Plan, or the 2021 Plan. There are currently 633 shares of our Common Stock available for issuance pursuant to the 2018 Plan and 166,667 shares of our Common Stock available for issuance pursuant to the 2021 Plan. Shares of Common Stock issued under our Prior Plans may be authorized but unissued or reacquired shares of our Common Stock. Shares of Common Stock subject to stock awards granted under our Prior Plans that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares of Common Stock, will not reduce the number of shares of Common Stock available for issuance under our Prior Plans. Additionally, shares of Common Stock issued pursuant to stock awards under our Prior Plans that we repurchase or that are forfeited, as well as shares of Common Stock reacquired by us as consideration for the exercise or purchase price of a stock award, will become available for future grant under our Prior Plans.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock, and Series Z Preferred Stock by (i) each person who, to our knowledge, owns more than 5% of our Common Stock or Series Z Preferred Stock, (ii) our current directors and the named executive officers identified under the heading “Executive Compensation” and (iii) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days after April 28, 2022 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 3,340,416 shares of our Common Stock and 500 shares of Series Z Preferred Stock issued and outstanding on April 29, 2022. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after April 29, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the Stockholders below is in care of Greenwave Technology Solutions, Inc., 277 Suburban Drive, Suffolk, VA 23434.

	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned	Number of Shares of Series Z Preferred Stock Beneficially Owned	Percentage of Series Z Preferred Stock Beneficially Owned	% of Total Voting Power
Directors and Named Executive Officers
Danny Meeks	2,629,352	(1)	78.71%	250	50%	78.71%
John Wood	25,866		0.77%	-	-	0.77%
Cheryl Lanthorn	880	(2)	0.03%	-	-	0.03%
J. Bryan Plumlee	-		-	-	-	-
Howard Jordan	-		-	-	-	-
All directors and named executive officers as a group (3 people)	2,656,098		79.51%	250	50%	79.51%
Other 5% Stockholder
None.

(1)	Consists of (i) 1,657,202 shares of Common Stock, (ii) 323,926 shares of Common Stock underlying convertible debt, (iii) 317,523 of Common Stock underlying warrants, and (iv) 330,701 shares of Common Stock underlying the shares of Series Z Preferred Stock.
(2)	Consists of 880 shares owned by the reporting person’s spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the below, from January 1, 2020 through the date of this annual report, we have not been a party to any transaction or proposed transaction in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation which are described elsewhere in this Annual Report.

During the years ended December 31, 2021 and 2020, the Company received aggregate advances of $2,957 and $3,696 and repaid an aggregate of $6,144 and $509, respectively, to the Company’s former Chief Executive Officer.

The advances were non-interest bearing and due on demand. As of December 31, 2021, the Company owed $0 in advances to the Company’s former Chief Executive Officer.

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

During the year ended December 31, 2021, the Company’s Chief Executive Officer was reimbursed $224,660 for expenses made on behalf the Company. Further, during the year ended December 31, 2021 and 2020, the Company’s Chief Executive Officer advanced $24,647 and $20,520 to the Company and was repaid $59,103 and $0, respectively.

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

Leases with Danny Meeks

We lease our scrap yard located at 22097 Brewers Neck Blvd., Carrollton, VA 23314, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer for $55,850 per month. The lease expires on January 1, 2024, with two one year options to extend at the Company’s election.

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

We lease our scrap yard located at 945 NC 11N, Kelford, NC 27805, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer for $49,293 per month. The lease expires on January 1, 2024, with two one year options to extend at the Company’s election.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below are approximate fees for services rendered by RBSM, our independent registered public accounting firm, for the fiscal years ended December 31, 2021 and December 31, 2020.

	RBSM
	2021	2020
Audit Fees	$129,000	$111,000
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	135,208	-
Totals	$264,208	$111,000

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by RBSM for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s annual report on Form 10-K and in the Company’s quarterly reports on Form 10-Q, or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2021 and 2020 were $129,000 and $111,000, respectively.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by RBSM that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under “Audit Fees” for the fiscal years ending December 31, 2021 and 2020 were $0 and $0, respectively.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2021 and 2020 was $0 and $0, respectively, for RBSM.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2021 and 2020 were $135,208 and $0, respectively, for RBSM. These fees were related to the audit of Empire Services, Inc.’s financial statements for the years ended December 31, 2020 and 2019, along with the review of Empire’s financial statements for the nine months ended September 30, 2021.

The Company’s Audit Committee approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to the Company by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for the Company if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

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

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of May, 2022.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

By:	/s/ Danny Meeks
Danny Meeks Chief Executive Officer (Principal Executive Officer)

By:	/s/ Howard Jordan
Howard Jordan Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Danny Meeks	Chairman of the Board of Directors	May 2, 2022
Danny Meeks

/s/ J. Bryan Plumlee	Director	May 2, 2022
J. Bryan Plumlee

/s/ Cheryl Lanthorn	Director	May 2, 2022
Cheryl Lanthorn

/s/ John Wood	Director	May 2, 2022
John Wood

