Form 10-Q
period 2022-03-31
Greenwave Technology Solutions, Inc.
filed 2022-05-16
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-55431

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(f/k/a MassRoots, Inc.)

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

As of May 12, 2022, there were 3,340,416 shares of the registrant’s common stock issued and outstanding.

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

-ii-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)

ASSETS
Current assets:
Cash	$1,790,264	$2,958,293
Inventories	729,075	381,002
Prepaid expenses	90,522	-
Total current assets	2,609,861	3,339,295

Property and equipment, net	3,892,698	2,905,037
Operating lease right of use assets, net - related party	3,266,108	3,479,895
Operating lease right of use assets, net	130,138	140,628
Licenses, net	20,210,300	20,742,150
Customer list, net	2,127,050	2,183,025
Intellectual property, net	2,732,400	2,884,200
Goodwill	2,499,753	2,499,753
Security deposit	3,587	3,587

Total assets	$37,471,895	$38,177,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,170,753	$2,773,894
Accrued payroll and related expenses	4,057,000	4,001,470
Contract liabilities	25,000	25,000
Advances	97,000	97,000
Non-convertible notes payable, current portion, net of unamortized debt discount of $9,611 and $11,724, respectively	155,389	228,276
Derivative liabilities	-	44,024,242
Convertible notes payable, net of unamortized debt discount of $12,502,199 and $31,255,497, respectively	25,212,767	6,459,469
Due to related parties	-	122,865
Operating lease obligations, current portion - related party	2,099,379	1,427,618
Operating lease obligations, current portion	43,125	288,108
Environmental remediation	-	22,207
Total current liabilities	34,860,413	59,470,149

Operating lease obligations, less current portion - related party	1,071,570	1,987,752
Operating lease obligations, less current portion	303,683	43,020
Non-convertible notes payable, net of unamortized debt discount of $0 and $289, respectively	-	24,711
Total liabilities	36,235,666	61,525,632

Commitments and contingencies (See Note 9)

Stockholders’ equity (deficit):
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series Z, $0.001 par value, $20,000 stated value, 500 shares authorized; 500 and 500 shares issued and outstanding, respectively	1	1
Common stock, $0.001 par value, 1,200,000,000 and 500,000,000 shares authorized; 3,338,416 and 3,331,916 shares issued and outstanding, respectively	3,338	3,332
Common stock to be issued, 2,000 and 8,000 shares, respectively	2	8
Additional paid in capital	304,818,048	275,058,282
Discount on preferred stock	-	-
Accumulated deficit	(303,585,160)	(298,409,685)
Total stockholders’ equity (deficit)	1,236,229	(23,348,062)

Total liabilities and stockholders’ equity (deficit)	$37,471,895	$38,177,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Revenues	$9,921,238	$1,527

Cost of Revenues	5,656,980	297

Gross Profit	4,264,258	1,230

Operating Expenses:
Advertising	16,230	18,553
Payroll and related expense	1,289,800	79,533
Rent, utilities and property maintenance ($502,761 and $0, respectively, to related party)	875,403	3,510
Hauling and equipment maintenance	800,438	-
Depreciation and amortization expense	873,756	-
Consulting, accounting and legal	365,952	104,620
Other general and administrative expenses	240,374	96,762
Total Operating Expenses	4,461,953	302,978

Loss From Operations	(197,695)	(301,748)

Other Expense:
Interest expense and amortization of debt discount	(19,405,677)	(570,148)
Change in derivative liability for authorized shares shortfall	-	(29,453,448)
Change in fair value of derivative liabilities	14,264,476	353,393
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares	163,420	3,917,734
Gain (loss) on conversion of convertible notes	-	(880)
Total Other Expense	(4,977,781)	(25,753,349)

Net Loss Before Income Taxes	(5,175,475)	(26,055,097)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(5,175,475)	(26,055,097)

Deemed dividend resulting from amortization of preferred stock discount	-	(21,138,841)

Net Loss Available to Common Stockholders	$(5,175,475)	$(47,193,938)

Net Loss Per Common Share:
Basic	$(1.55)	$(10.14)
Diluted	$(1.55)	$(10.14)

Weighted Average Common Shares Outstanding:
Basic	3,340,416	4,652,129
Diluted	3,340,416	4,652,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Preferred Stock Series Z		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2021	500	$1	3,331,916	$3,332	$8,500	$8	$275,058,282	$(298,409,685)	$(23,348,062)
Issuance of common stock previously recorded as to be issued	-	-	6,500	$6	(6,500)	$(6)	-	-	-
Elimination of derivative liabilities due to resolution of authorized share shortfall	-	-	-	-	-	-	29,759,766	-	29,759,766
Net loss	-	-	-	-	-	-	-	$(5,175,475)	$(5,175,475)
Balance at March 31, 2022	500	$1	3,338,416	$3,338	2,000	$2	$304,818,048	$(303,585,160)	$1,236,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Preferred Stock								Common Stock to		Additional	Discount on
	Series X		Series Y		Series C		Common Stock		be Issued		Paid	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Total

Balance at December 31, 2020	16.05	$-	654.781794	$1	1,000	$1	1,661,431	$1,661	$3,024,604	$3,025	$284,420,948	$(20,973,776)	$(301,185,712)	$(37,733,852)
Common stock issued upon conversion of convertible notes	-	-	-	-	-	-	14,828	$15	-	-	$132,987	-	-	$133,002
Sale of Series X preferred shares	10.00	-		-	-	-	-	-	-	-	$200,000	-	-	$200,000
BCF recongized upon issuance of Series X preferred shares	-	-	-	-	-	-	-	-	-	-	$2,852,500	$(2,852,500)	-	-
Series Y preferred shares issued in exchange for convertible notes, accrued interest and warrants	-	-	4.823880	-	-	-	-	-	-	-	$96,478	-	-	$96,478
BCF recongized upon issuance of Series Y preferred shares	-	-	-	-	-	-	-	-	-	-	$557,037	$(557,037)	-	-
Deemed dividend resulting from amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	-	$21,138,841	$(21,138,841)	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	$(26,055,097)	$(26,055,097)
Balance at March 31, 2021	26.05	$-	659.605674	$1	1,000	$1	1,676,259	$1,676	30,264	$30	$288,259,950	$(3,244,472)	$(348,379,650)	$(63,359,469)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(5,175,475)	$(26,055,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	873,756	-
Amortization of right of use assets, net - related party	411,349	-
Amortization of right of use assets, net	10,490	-
Change in fair value of derivative liabilities	(14,264,476)	(353,393)
Change in derivative liability for authorized shares shortfall	-	29,453,448
Interest and amortization of debt discount	19,405,677	570,148
(Gain) loss on conversion of convertible notes payable	-	880
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	(163,420)	(3,917,734)
Changes in operating assets and liabilities:
Payment of accrued rent due to related party	(122,865)	-
Inventories	(348,073)	-
Prepaid expenses	(90,522)	50,000
Accounts payable and accrued expenses	(89,697)	(33,155)
Accrued payroll and related expenses	55,530	59,362
Environmental remediation	(22,207)	-
Principal payments made on operating lease liabilities - related party	(421,526)	-
Principal payments made on operating lease liabilities	(4,776)	-
Net cash generated by operating activities	53,764	(225,541)

Cash flows from investing activities:
Purchases of property and equipment - related party	(152,500)	-
Purchases of property and equipment	(969,293)	-
Net cash used in investing activities	(1,121,793)	-

Cash flows from financing activities:
Proceeds from sale of Series X preferred shares	-	200,000
Proceeds from issuance of non-convertible notes payable	-	24,647
Repayment of a non-convertible note payable	(100,000)	-
Proceeds from advances	-	2,998
Repayments of advances	-	(3,385)
Net cash provided by (used in) financing activities	(100,000)	224,260

Net decrease in cash	(1,168,029)	(1,281)

Cash, beginning of period	2,958,293	1,485

Cash, end of period	$1,790,264	$204

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$195,000	$-
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Series Y preferred shares issued as settlement for convertible notes payable, accrued interest and warrants	$-	$96,478
Increase in right of use assets and operating lease liabilities	$197,562	$-
Issuance of common shares previously to be issued	$6	$-
Amortization of discount on preferred stock	$-	$21,138,841
Common shares issued upon conversion of convertible notes and accrued interest	$-	$133,002
Reclassification of derivative liability to additional paid in capital due to resolution of authorized share shortfall	$29,759,766	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(formerly MassRoots, Inc.)

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Our condensed consolidated financial statements include the accounts of Empire Services, Inc., Empire Staffing, LLC, Liverman Metal Recycling, Inc., our wholly owned subsidiaries. All intercompany transactions were eliminated during consolidation.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three months ended March 31, 2022 and 2021, its cash flows for the three months ended March 31, 2022 and 2021, and its financial position as of March 31, 2022 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on April 14, 2022 (the “Annual Report”). The December 31, 2021 balance sheet is derived from those statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2022, the Company had cash of $1,790,264 and a working capital deficit (current liabilities in excess of current assets) of $(32,250,552). The accumulated deficit as of March 31, 2022 was $(303,585,160). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Greenwave Technology Solutions, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2022 and December 31, 2021, the uninsured balances amounted to $1,540,264 and $2,727,928, respectively.

Property and Equipment, net

We state property and equipment at cost or, if acquired through a business combination, fair value at the date of acquisition. We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets, except for our leasehold improvements, which are depreciated over the shorter of their estimated useful lives or their related lease term. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from our accounts and the resulting gain or loss is credited or charged to income. We expense costs for repairs and maintenance when incurred. Property and equipment includes assets recorded under operating leases, see “Note 15 —Leases.” Our property and equipment is pledged as collateral for our Senior Secured Debt, see “Note 10 – Convertible Note Payable.”

Cost of Revenue

The Company’s cost of revenue consists primarily of the costs of purchasing metal from its customers.

Related Party Transactions

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. See Note 17 – Related Party Transactions.

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.

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

The Company realizes revenue upon the fulfillment of its performance obligations to customers. As of March 31, 2022 and December 31, 2021, the Company had a contract liability of $25,000 and $25,000, respectively, for contracts under which the customer had paid for and the Company had not yet delivered.

Inventories

Although we ship the ferrous and non-ferrous metals we purchase to customers multiple times per day, we do maintain inventories. We calculate the value of the inventories we do carry, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the value of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $729,075 and $381,002, respectively, as of March 31, 2022 and December 31, 2021.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $16,230 and $18,553 for the three months ended March 31, 2022 and 2021, respectively.

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

Business Combinations

Our business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). Under the acquisition method, we recognize 100% of the assets we acquire and liabilities we assume, regardless of the percentage we own, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of the net assets and other identifiable intangible assets we acquire is recorded as goodwill. To the extent the fair value of the net assets we acquire, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. The assets we acquire, and liabilities we assume from contingencies, are recognized at fair value if we can readily determine the fair value during the measurement period. The operating results of businesses we acquire are included in our condensed consolidated statement of operations from the date of acquisition. Acquisition-related costs are expensed as incurred. See “Note 4— Acquisition of Empire.”

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of March 31, 2022 and December 31, 2021 using the applicable classification criteria enumerated under ASC 815, “Derivatives and Hedging.” The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands. As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period. The Company also records derivative liabilities for instruments, including convertible notes, preferred stock, and warrants, in which the Company does not have sufficient authorized shares to cover the conversion of these instruments into shares of common stock. Upon elimination of derivative liabilities an authorized share shortfall, the Company reclassifies the carrying value of the derivative liabilities at the date of the resolution of the authorized share shortfall to additional paid in capital.

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. As of March 31, 2022 and December 31, 2021, the Company had accruals reported on the balance sheet as current liabilities of $0 and $22,207, respectively, as the Company had paid all civil penalties and completed all remediation activities required under the Virginia DEQ Consent Order dated June 30, 2021. See “Note 9—Commitments and Contingencies”

Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. Additionally, costs for environmental-related activities may not be reasonably estimable and therefore would not be included in our current liabilities.

Management believes these contingent environmental-related liabilities have been resolved.

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Intangible assets are stated at cost and reviewed annually to examine any impairments, usually assuming an estimated useful life of five to ten years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. The estimated useful lives of the Intellectual Property, Customer List, and Licenses assumed in the Empire acquisition is 5 years, 10 years, and 10 years, respectively. See Note 18 – Amortization of Intangible Assets.

Indefinite Lived Intangibles

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

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested annually at December 31 for impairment. The annual qualitative or quantitative assessments involve determining an estimate of the fair value of reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized. The amount of impairment loss is determined by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount. If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess. The Company has adopted the provisions of Accounting Standards Update (“ASU”)_2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. Thus, ASU 2017-04 permits an entity to record a goodwill impairment that is entirely or partly due to a decline in the fair value of other assets that, under existing U.S. GAAP, would not be impaired or have a reduced carrying amount. Furthermore, ASU 2017-04 removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Accordingly, the goodwill of reporting unit or entity with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit/entity may indicate that goodwill is impaired.

We test our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. As of March 31, 2022, no such circumstances had occurred. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is December 31.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings (loss) per common share under ASC Subtopic 260-10, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable.

The computation of basic and diluted income (loss) per share, for the three months ended March 31, 2022 and 2021 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities are as follows:

	March 31,	March 31,
	2022	2021
Common shares issuable upon conversion of convertible notes	2,563,929	1,601,517
Options to purchase common shares	92,116	92,116
Warrants to purchase common shares	2,752,941	7,964,625
Common shares issuable upon conversion of preferred stock	824,197	22,858,522
Total potentially dilutive shares	6,233,183	32,516,780

On February 28, 2022 the Company completed 1-for-300 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted and restated the weighted-average common shares included within its condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021. The basic and diluted weighted-average common shares are retroactively converted to shares of the Company’s common stock to conform to the recasted condensed consolidated statements of stockholders’ equity.

Reclassifications

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 effective January 1, 2021, and the adoption did not have a material impact on its financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for: (1) convertible debt with a cash conversion feature; and (2) convertible instruments with a beneficial conversion feature. As a result, the Company will not separately present in equity an embedded conversion feature in such debt. Instead, we will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. We expect the elimination of these models will reduce reported interest expense and increase reported net income for the Company’s convertible instruments falling under the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2022 which did not have a material impact on the Company’s financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds disclosure requirements, including changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 became effective for us on January 1, 2020. The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (ASU 2021-08). which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, as if it had originated the contracts. Prior to ASU 2021-08, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. ASU 2021-08 is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). We are still assessing this standard’s impact on our consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – ACQUISITION OF EMPIRE

On September 30, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) to acquire Empire Services, Inc. “Empire”, a Virginia Corporation (the “Empire Acquisition”). The Empire Acquisition became effective on October 1, 2021 upon the filings of the certificate or articles of merger with the Delaware Secretary of State and State Corporation Commission of Virginia on October 1, 2021.

Empire, a company headquartered in Virginia, operates 11 metal recycling facilities in Virginia and North Carolina, where it collects, classifies and processes raw scrap metals (ferrous and nonferrous) for recycling, such as iron, steel, aluminum, copper, lead, stainless steel and zinc. Empire’s business consists of purchasing scrap metals from retail customers, municipal governments and large corporations, and selling both processed and unprocessed scrap metals to steel mills and other purchasers across the country. Empire utilizes technology to create operating efficiencies and competitive advantages over other scrap metal recyclers.

At the effective time of the Empire Acquisition, each share of Empire’s common stock was converted into the right to receive consideration consisting of: (i) 1,650,000 shares of newly-issued restricted shares of the Company’s common stock, par value $0.001 per share, (ii) within 3 business days of the closing of the Company’s next capital raise, repayment of a $1 million advance made to purchase Empire’s Virginia Beach location to Empire’s sole shareholder and Greenwave’s Chief Executive Officer and (iii) a promissory note in the principal amount of $3.7 million with a maturity date of September 30, 2023 to Empire’s sole shareholder and Greenwave’s Chief Executive Officer.

The Merger Agreement contained representations, warranties and covenants customary for transactions of this type. Investors in, and security holders of, the Company should not rely on the representations and warranties as characterizations of the actual state of facts since they were made only as of the date of the Empire Acquisition. Moreover, information concerning the subject matter of such representation and warranties may change after the date of the Empire Acquisition, which subsequent information may or may not be fully reflected in public disclosures.

On September 30, 2021, the Company entered into an employment agreement with the sole owner of Empire.

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

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Empire had occurred as of the beginning of the following period:

Three Months Ended March 31, 2021
Net Revenues	$5,945,486
Net Income (Loss) Available to Common Shareholders	$(46,279,929)
Net Basic Earnings (Loss) per Share	$(9.95)
Net Diluted Earnings (Loss) per Share	$(9.95)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2022 and December 31, 2021 is summarized as follows:

	March 31, 2022	December 31, 2021
Equipment	$5,938,549	$4,816,756
Subtotal	5,938,549	4,816,756
Less accumulated depreciation	(2,045,851)	(1,911,719)
Property and equipment, net	$3,892,698	$2,905,037

Depreciation expense for the three months ended March 31, 2022 and 2021 was $134,131 and $0, respectively.

NOTE 6 – ADVANCES, NON-CONVERTIBLE NOTES PAYABLE

During the three months ended March 31, 2022 and 2021, the Company received aggregate proceeds from non-interest bearing advances of $0 and $2,998 and repaid an aggregate of $0 and $3,385, respectively, of advances. Included in the three months ended March 31, 2022 and 2021 were $0 and $198 of advances from and $0 and $3,386 of repayments to the Company’s former Chief Executive Officer. The remaining advances are primarily for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of March 31, 2022 and December 31, 2021, the Company owed $97,000 and $97,000 in principal and $4,000 and $4,000 in accrued interest, respectively, on advances.

Non-Convertible Notes Payable

During the three months ended March 31, 2022 and 2021, the Company received proceeds from the issuance of non-convertible notes of $0 and $24,647, repaid aggregate principal of $100,000 and $0, and paid interest of $195,000, and $0, respectively, on non-convertible notes.

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company (See Note 9). Under the terms of the Resolution Agreement, which the Company has classified as a non-convertible note, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. The Company has made the October 2021 to April 2022 monthly payments. During the year ended December 31, 2021, the Company made $70,000 in payments towards the Resolution Agreement. During the three months ended March 31, 2022, the Company made $45,000 in payments towards the Resolution Agreement. As of March 31, 2022, the Resolution Agreement had a balance of $150,389, net an unamortized debt discount of $9,611.

On January 24, 2022, the Company settled a non-convertible note in the principal amount of $55,000 with accrued interest and penalties of $358,420 for a cash payment of $250,000. The Company realized a gain on settlement of debt of debt of $163,420.

The following table details the current and long-term principal due under non-convertible notes as of March 31, 2022.

Principal (Current)
Non-Convertible Note	$5,000
Sheppard Mullin Resolution Agreement	160,000
Debt Discount	(9,611)
Total Principal of Non-Convertible Notes, net	$155,389

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2022 and December 31, 2021, the Company owed accounts payable and accrued expenses of $3,170,753 and $2,773,894, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	March 31, 2022	December 31, 2021
Accounts Payable	$736,540	$623,557
Credit Cards	48,708	126,063
Accrued Interest	2,175,610	1,880,066
Accrued Expenses	209,895	144,208
Total Accounts Payable and Accrued Expenses	$3,170,753	$2,773,894

NOTE 8 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. As of March 31, 2022 and December 31, 2021, the Company owed payroll tax liabilities, including penalties, of $4,057,000 and $4,001,470, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

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

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company. Under the terms of the Resolution Agreement, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. The Company has made the October 2021 to April 2022 monthly payments.

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

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred $71,017 in environmental remediation liabilities, of which $15,017 was a fair estimate of the cost to remediate the properties it leases and a balance of $56,000 for the civil penalty as of the acquisition date. The Company paid $34,983 towards the remediation of the properties and $42,000 towards the civil penalty from October 1, 2021 to December 31, 2021. The Company paid $22,207 towards the remediation of the properties and $14,000 towards the civil penalty during the three months ended March 31, 2022. As of March 31, 2022, the Company had $0 in civil penalties and $0 in costs remaining to remediate the properties in accordance with the Consent Order. The Company is committed to improving its processes and controls to ensure its operations have minimal environmental impact with the goal of minimizing the number of comments and citations received by the Department of Environmental Quality going forward.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

On November 29, 2021, the Company entered into a securities purchase agreement with certain institutional investors (“Investors”) as purchasers. Pursuant to the securities purchase agreement, the Company sold, and the Investors purchased, approximately $37,714,966, which consisted of approximately $27,585,450 in cash and $4,762,838 of existing debt of the Company which was exchanged for the notes and warrants issued in this offering principal amount of senior secured convertible notes and 2,514,331 warrants valued at $36,516,852. The senior notes were issued with an original issue discount of 6%, bear interest at the rate of 6% per annum, and mature after 6 months, on May 30, 2022. The senior notes are convertible into shares of the Company’s common stock, par value $0.001 per share at a conversion price per share of $15.00, subject to adjustment under certain circumstances described in the senior notes. To secure its obligations thereunder and under the securities purchase agreement, the Company has granted a security interest over substantially all of its assets to the collateral agent for the benefit of the Investors, pursuant to a pledge and security agreement. Upon the listing of the common stock on a national exchange and certain other conditions being met, the senior notes issued in this offering will automatically convert into common stock at the conversion price set forth in the senior notes. The Company paid $2,200,000 and a warrant to purchase 200,000 shares of common stock valued at $2,904,697 as commission for the offering.

The maturity date of the senior notes may be extended by the Company prior to the initial maturity date to November 30, 2022 if no equity conditions failure is occurring. The maturity date of the senior notes also may be extended by the holders under other circumstances specified therein. If the Company is unable to extend the senior notes or elects not to do so, the Company will be required to repay the senior notes through equity issuances, additional borrowings, cash flows from operations and/or other sources of liquidity. The warrants are exercisable for five (5) years to purchase an aggregate of 2,514,331 shares of common stock at an exercise price per share of $19.50, subject to adjustment under certain circumstances described in the warrants.

Upon the issuance of certain convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the notes, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

The maturity dates of the convertible notes outstanding at March 31, 2022:

Maturity Date	Principal Balance Due
May 30, 2022	$37,714,966
Total Principal Outstanding	$37,714,966

As of March 31, 2022 and December 31, 2021, the remaining carrying value of the convertible notes was $25,212,767 and $6,459,469, net of unamortized debt discount of $12,502,199 and $31,255,497, respectively. As of March 31, 2022 and December 31, 2021, accrued interest payable of $743,966 and $192,191, respectively, was outstanding on the notes.

NOTE 11 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

As of December 31, 2021, the Company did not have sufficient authorized but unissued shares to satisfy the conversion or exercise of its convertible notes, warrants, preferred shares, and options. As such, the Company recorded a derivative liability for these instruments. Upon the consummation of a 1:300 reverse stock split on February 17, 2022, the Company rectified this authorized share shortfall and reclassified the carrying value of its derivative liabilities as of that date to additional paid in capital.

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

On February 17, 2022, the Company estimated the fair value of the embedded derivatives of $29,759,766 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 155.45%, (3) risk-free interest rate of 0.06% to 1.85%, and (4) expected life of 0.28 to 4.79 years.

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

As of March 31, 2022, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements consisted of the following items as of March 31, 2022 and December 31, 2021:

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$44,024,242	$-	$-	$44,024,242

	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$-	$-

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2022:

Balance, December 31, 2021	$44,024,242
Transfers out due to elimination of the authorized share shortfall (reclassified to additional paid in capital)	(29,759,766)
Mark to market to February 17, 2022	(14,264,476)
Balance, March 31, 2022	$-

Gain on change in derivative liabilities for the three months ended March 31, 2022	$14,264,476

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

As of March 31, 2022 and December 31, 2021, there were 500 shares of Series Z Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 1,200,000,000 shares of common stock, par value $0.001 per share.

During the three months ended March 31, 2022, the Company issued 6,500 shares of the Company’s common stock previously recorded as to be issued as of December 31, 2021.

As of March 31, 2022 and December 31, 2021, there were 3,338,416 and 3,331,916 shares, respectively, of common stock issued and outstanding.

NOTE 13 – WARRANTS

A summary of the warrant activity for the three months ended March 31, 2022 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,752,941	$19.77	4.86	$11,650
Granted	-
Exercised	-
Canceled/Exchanged	-
Outstanding at March 31, 2022	2,752,941	$19.77	4.61	$6,489
Exercisable at March 31, 2022	2,752,941	$19.77	4.61	$6,489

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.12	834	0.83	834
19.50	2,714,351	4.67	2,714,351
22.50 – 60.00	37,339	0.66	37,339
120.00	417	0.75	417
	2,752,941	4.61	2,752,941

The aggregate intrinsic value of outstanding stock warrants was $6,489, based on warrants with an exercise price less than the Company’s stock price of $7.90 as of March 31, 2022 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 14 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, the “Prior Plans”), and our 2021 Equity Incentive Plan in September 2021 (“2021 Plan” , and together with the Prior Plans, the “Plans”). The Prior Plans are identical, except for the number of shares reserved for issuance under each. As of March 31, 2022, the Company had granted an aggregate of 214,367 securities under the Plans since inception, with 167,300 shares available for future issuances. The Company made no grants under the pPans during the three months ended March 31, 2022.

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

There were no options issued during the three months ended March 31, 2022. There was no options activity during the year ended December 31, 2021.

A summary of the stock option activity for the three months ended March 31, 2022 as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	92,116	$148.11	5.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	-
Outstanding at March 31, 2022	92,116	$148.11	5.24	$-
Exercisable at March 31, 2022	92,116	$148.11	5.24	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$30.00-75.00	44,368	6.01	44,368
75.01-150.00	6,426	5.01	6,426
150.01-225.00	6,079	4.43	6,079
225.01-300.00	33,133	4.46	33,133
300.01-600.00	2,110	4.36	2,110
	92,116		92,116

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $7.90 as of March 31, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the three months ended March 31, 2022 and 2021 was $0 and $0, respectively. Unrecognized compensation expense of $0 as of March 31, 2022 will be expensed in future periods.

NOTE 15 – LEASES

Property Leases (Operating Leases)

The Company leases its facilities and certain automobiles under operating leases which expire on various dates through 2025. The Company determines if an arrangement is a lease at inception and whether it is a finance or operating leases. Right of Use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any fixed lease payments, including in-substance fixed lease payments and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease term is determined at lease commencement and includes any non-cancellable period for which the Company has the right to use the underlying asset, together with any options to extend that the Company is reasonably certain to exercise.

Upon effectiveness of the acquisition of Empire on October 1, 2021, the Company assumed $3,492,531 in ROU assets and $3,650,358 in lease liabilities for the leasing of scrap metal yards from an entity controlled by the Company’s Chief Executive Officer. Under the terms of the leases, Empire is required to pay an aggregate of $145,821 per month and increasing by 3% on January 1st of every year. The leases expire on January 1, 2024 and the Company has two options to extend the leases by 5 years per option. In the event the Company does not exercise the options, the leases will continue on a month-to-month basis. The Company cannot sublease any of the properties under the lease agreements.

Upon effectiveness of the acquisition of Empire on October 1, 2021, the Company assumed $30,699 in ROU assets and $31,061 in lease liabilities for an office lease. Under the terms of the lease, Empire is required to pay $1,150 per month and increasing by 3% on April 1st of every year beginning on April 1, 2022. The lease expires on March 31, 2024 and Empire was required to make a security deposit of $1,150. The Company does not have an option to extend the lease. The Company cannot sublease the office under the lease agreements.

On October 11, 2021, Empire entered into leasing agreements with a company owned by the Chief Executive Officer of Empire for the leasing of the Company’s Virginia Beach metal recycling location. Under the terms of the leases, Empire is required to pay $9,677 for the prorated first month and $15,000 per month for the facilities beginning November 1, 2021 and increasing by 3% on January 1st of every year thereafter. The leases expire on January 1, 2024 and the Company has two options to extend the leases by 5 years per option. In the event the Company does not exercise the options, the leases will continue on a month-to-month basis. The Company cannot sublease any of the properties under the lease agreements.

Automobile Leases (Operating Leases)

Upon effectiveness of the acquisition of Empire on October 1, 2021, the Company assumed $26,804 in ROU assets and $18,661 in lease liabilities for an automobile lease. Under the terms of the lease, Empire is required to pay $750 per month until the lease expires on February 18, 2025 and the Company does not have an option to renew or extend. The Company is responsible for any damage to the automobile under the terms of the lease.

Upon effectiveness of the acquisition of Empire on October 1, 2021, the Company assumed $34,261 in ROU assets and $27,757 in lease liabilities for an automobile lease. Under the terms of the lease, Empire is required to pay $650 per month until the lease expires on February 15, 2026 and the Company does not have an option to renew or extend. The Company is responsible for any damage to the automobile under the terms of the lease.

On December 23, 2021, Empire entered into a lease agreement for the leasing of an automobile. Under the terms of the lease, Empire was required to pay $18,000 for the first month and $1,000 per month thereafter for 60 months. The lease expires on December 23, 2025 and the Company does not have an option to renew or extend. The Company is responsible to any damage for the automobile under the terms of the lease.

On January 24, 2022, the Company entered into leasing agreements for 3,521 square feet of office space commencing upon the completion of tenant improvements which was expected to be on April 1, 2022 but shall be no later than May 1, 2022 (“Commencement Date”). Under the terms of the leases, the Company is required to pay $3,668 for the first twelve months of the lease and increasing by approximately 3% every 12 months thereafter until the expiration of the lease. The lease is for a period of five years from the Commencement Date and the Company was required to make a security deposit of $3,668. The Company does not have an option to extend the lease. The Company cannot sublease any of the office space under the lease agreement.

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

ROU assets and liabilities consist of the following:

	March 31, 2022	December 31, 2021
ROU assets	$3,396,246	$3,620,523

Current portion of lease liabilities	$2,142,504	$1,715,726
Long term lease liabilities, net of current portion	1,375,254	2,030,722
Total lease liabilities	$3,517,758	$3,746,498

Aggregate minimum future commitments under non-cancelable operating leases and other obligations at December 31, 2021 were as follows:

Year ended December 31,
2022 (remaining)	$1,595,079
2023	2,189,718
2024	31,832
2025	20,550
2026	1,300
2027	-
Total Minimum Lease Payments	$3,838,479
Less: Imputed Interest	$(320,721)
Present Value of Lease Payments	$3,517,758
Less: Current Portion	$(2,142,504)
Long Term Portion	$1,375,254

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2024. Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the three months ended March 31, 2022 and 2021 was $515,223 and $3,510, respectively. At March 31, 2022, the leases had a weighted average remaining lease term of 1.75 years and a weighted average discount rate of 9.12%.

NOTE 16 – CONCENTRATIONS OF REVENUE

The Company has a concentration of customers. For the three months ended March 31, 2022, one customer accounted for $6,150,365, or approximately 61.99%, of our revenue.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 17 – RELATED PARTY TRANSACTIONS

As of March 31, 2022, the Company leases 12 scrap yard facilities by an entity controlled by the Company’s Chief Executive Officer. During the three months ended March 31, 2022, the Company paid rents of $477,140 to an entity controlled by the Company’s Chief Executive Officer. Additionally, during the three months ended March 31, 2022, the Company paid $122,866 in accrued rents owed to an entity controlled by the Company’s Chief Executive Officer at December 31, 2021. See “Note 15 – Leases.”

During the three months ended March 31, 2022, the Company purchased equipment for $152,500 from an entity controlled by the spouse of the Chief Executive Officer.

NOTE 18 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	March 31, 2022
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated remaining useful life
Intellectual Property	$3,036,000	$(303,600)	$2,732,400	5 years
Customer List	2,239,000	(111,950)	2,127,050	10 years
Licenses	21,274,000	(1,063,700)	20,210,300	10 years
Total finite-lived intangibles	26,549,000	(1,479,250)	25,069,750
Total intangible assets, net	$26,549,000	$(1,479,250)	$25,069,750

Amortization expense for intangible assets was $739,625 and $0 for the three months ended March 31, 2022 and 2021, respectively. Total estimated amortization expense for our intangible assets for the years 2021 through 2026 is as follows:

Year ended December 31,
2022	$2,218,875
2023	2,958,500
2024	2,958,000
2025	2,958,000
2026	2,806,700
Thereafter	11,169,675

NOTE 19 – INCOME TAX PROVISIONS

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is computed on the basis of several factors where applicable.  These include the variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, changes in how we do business, acquisitions, investments, developments in tax controversies, changes in our stock price, changes in our deferred tax assets and liabilities and their underlying valuation, changes in statutes, regulations, case law, and administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized. Our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. In addition, we record valuation allowances against deferred tax assets when there is uncertainty about our ability to generate future income in relevant jurisdictions.

Our income tax provision for the three months ended March 31, 2022 was $0. At December 31, 2021, the Company has available for income tax purposes approximately $82,507,844 in federal and $69,144,542 in Colorado state, net operating loss carry forwards which begin expiring in the year 2033, that can be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit given the earnings history of the Company. As such, it is the opinion of management that it is more likely than not that the benefits will not be realized. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the year ended December 31, 2021, the Company has increased the valuation allowance from $18,379,120 to $21,515,047.

NOTE 20 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the unaudited condensed consolidated financial statements are issued.

On April 18, 2022, the Company appointed Howard Jordan as Chief Financial Officer.

On April 18, 2022, the Company appointed Cheryl Lanthorn and John Wood to its Board of Directors, along with its audit, compensation, and nomination and corporate governance committees.

On April 19, 2022, the Company appointed J. Bryan Plumlee to its Board of Directors, along with its audit, compensation, and nomination and corporate governance committees.

On April 26, 2022, The Company issued 2,000 shares of common stock recorded as to be issued at March 31, 2022.

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

Overview

We were formed in April 26, 2013 as a technology platform developer under the name MassRoots, Inc. In October 2021, we changed our corporate name from “MassRoots, Inc.” to “Greenwave Technology Solutions, Inc.” We sold all of our social media assets on October 28, 2021 for cash consideration equal to $10,000 and discontinued all operations related to the Company’s social media business. On September 30, 2021, we closed our acquisition of Empire Services, Inc. (“Empire”), which operates 11 metal recycling facilities in Virginia and North Carolina. The acquisition was effective October 1, 2021 upon the effectiveness of the Certificate of Merger in Virginia.

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

Empire is headquartered in Suffolk, Virginia and employs 89 people as of May 12, 2022.

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

Based on any price changes from Sims or our other buyers, we in turn adjust the price for unprocessed scrap we pay customers in order to manage the impact on our operating income and cash flows.

The spread we realize between the sales prices and the cost of purchasing scrap metal is determined by a number of factors, including transportation and processing costs. Historically, we have experienced sustained periods of stable or rising metal selling prices, which allow us to manage or increase our operating income. When selling prices decline, we adjust the prices we pay customers to minimize the impact to our operating income.

Sources of Unprocessed Metal

Our main sources of unprocessed metal we purchase are end-of-life vehicles, old equipment, appliances and other consumer goods, and scrap metal from construction or manufacturing operations. We acquire this unprocessed metal from a wide base of suppliers including large corporations, industrial manufacturers, retail customers, and government organizations who unload their metal at our facilities or we pick it up and transport it from the supplier’s location. Currently, our operations and suppliers are located in the Hampton Roads and northeastern North Carolina markets.

Our supply of scrap metal is influenced by overall health of economic activity in the United States, changes in prices for recycled metal, and, to a lesser extent, seasonal factors such as severe weather conditions, which may prohibit or inhibit scrap metal collection.

For the Three Months Ended March 31, 2022 and 2021

	For the three months ended
	March 31, 2022	March 31, 2021	$ Change	% Change
Revenue	$9,921,238	$1,527	$9,919,711	649,621%

Gross Profit	4,264,258	1,230	4,263,028	346,588%

Operating Expenses	4,461,953	302,978	4,158,975	1,373%

Loss from Operations	(197,695)	(301,748)	(104,053)	(34.48)%

Other Expense	(4,977,781)	(25,753,349)	20,775,568	(80.67)%

Net Loss Available to Common Stockholders	$(5,175,475)	$(47,193,938)	$42,018,463	(89.03)%

Revenues

For the three months ended March 31, 2022, we generated $9,921,238 in revenues, as compared to $1,527 during the same period in 2021, an increase of $9,919,711. This increase was due to the consummation of our acquisition of Empire, a robust market for recycled metals, and the repurposing and implementation of Greenwave’s technology into Empire’s existing operations.

Our cost of revenues increased to $5,656,980 for the three months ended March 31, 2022 from $297 during the same period in 2021, an increase of $5,656,683, as a result of the Empire acquisition.

Our gross profit was $4,264,258 during the three months ended March 31, 2022, an increase of $4,263,028 from $1,230 during the same period in 2021 due to the consummation of the Empire acquisition.

Operating Expenses

For the three months ended March 31, 2022 and 2021, our operating expenses were $4,461,953 and $302,978, respectively, an increase of $4,158,975. This increase was mainly attributed to the closing of our acquisition of Empire, which significantly expanded our operations, number of employees, and internal systems. There was an increase in payroll and related expenses of $1,210,267 as payroll and related expenses were $1,289,800 for the three months ended March 31, 2022 as compared to $79,533 for the same period in 2021, which was the result of an increase in our labor force primarily due to the closing of the Empire acquisition. Advertising expense decreased by $2,323 to $16,230 for the three months ended March 31, 2022 as compared to $18,553 for the same period in 2021 as the Company focused its resources on its scrap metal operations. Depreciation and amortization of intangible assets increased by $873,756 to $873,756 for the three months ended March 31, 2022 from $0 in 2021 as a result of the Company acquiring fixed assets and intangible assets in the Empire acquisition. There were hauling and equipment maintenance costs of $800,438 during the three months ended March 31, 2022, as compared to $0 in 2021, an increase of $800,438, due to the Company’s transportation and logistics costs increasing due to the Empire acquisition. Consulting, accounting, and legal expenses increased to $365,952 during the three months ended March 31, 2022 from $104,620 during the same period in 2021, an increase of $261,332. There was an increase in rent expenses as a result of the Empire acquisition, increasing $871,893 from $3,510 during the three months ended March 31, 2021 to $875,403 during the same period in 2022.

Our other general and administrative expenses increased to $240,374 for the three months ended March 31, 2022 from $96,762 for the same period in 2021, an increase of $143,612, as a result of the Company’s operations expanding from the Empire acquisition.

The increase of these expenditures resulted in our total operating expenses increasing to $4,461,953 during the three months ended March 31, 2022 compared to $302,978 during the three months ended March 31, 2021, an increase of $4,158,975.

Loss from Operations

Our loss from operations decreased by $104,053 to $197,695 during the three months ended March 31, 2022, from $301,478 during the three months ended March 31, 2021 for the reasons discussed above.

Other Expense

During the three months ended March 31, 2022, we incurred other expenses of $4,977,781, as compared to $(25,753,349) for the three months ended March 31, 2021, an increase of $20,755,568. There was a gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable of $163,420 and $3,917,734 for the three months ended March 31, 2022 and 2021, respectively. We did not incur a gain or loss on the elimination of the derivative liability for authorized share deficiency during the three months ended March 31, 2022, whereas we incurred expenses of $(29,453,448) for the derivative liability for authorized share shortfall during the three months ended March 31, 2021. There were no gains or losses on the conversion of convertible notes during the three months ended March 31, 2022, as compared to $880 loss on the conversion of convertible debentures during the three months ended March 31, 2021. In addition, interest expense increased to $(19,405,677) during the three months ended March 31, 2022 as compared to $(570,148) during the three months ended March 31, 2021. Lastly, there were gains in the fair value of derivative liabilities of $14,264,476 and $353,393 during the three months ended March 31, 2022 and 2021, respectively.

Net Loss Available to Common Stockholders

Our net loss available to shareholders decreased by $42,018,463 to $5,175,475 during the three months ended March 31, 2022, from a $47,193,938 loss during the three months ended March 31, 2021 for the reasons discussed above.

Liquidity and Capital Resources

Net cash generated by operating activities for the three months ended March 31, 2022 was $248,764 as compared to $225,541 used in operating activities for the three months ended March 31, 2021. The cash flows generated by operating activities were driven by a net loss of $5,175,475, amortization of right of use assets (related-party) of $411,349, amortization of right of use assets of $10,490, depreciation and amortization of $873,756, payment of accrued rent to a related party of $122,865, increase of prepaid expenses of $90,522, decreases of accounts payable and accrued expenses of $89,697, a decrease in operating lease liabilities of $4,776, a decrease in operating lease liabilities (related-party) of $421,526, largely offset by a gain on the settlement of convertible notes and accrued interest of $163,420, interest and amortization of debt discount of $19,405,677, change in the value of derivative liabilities of $14,264,476, increases in inventories of $348,073, increase of accrued payroll of $55,530, and a decrease in environmental remediation liabilities of $22,207. Cash flows used in operations for the three months ended March 31, 2021 were impacted primarily from the net loss of $26,055,097, partially offset by non-cash items including derivative liability for authorized share deficiency of $29,453,448, gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable of $3,917,734, interest and amortization of debt discount of $570,148, change in fair value of derivative liabilities of $353,393, gain on conversion of convertible notes payable of $880, as well as an increase in accrued payroll and related expenses of $59,362, a decrease in prepaid expenses of $50,000 and a decrease in accounts payable and accrued expenses of $33,155.

Net cash used in investing activities was $1,121,793 and $0 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, there was cash used in the purchase of equipment of $1,121,793, of which $152,500 was paid to a related-party.

Net cash used in financing activities for the three months ended March 31, 2022 was $100,000, as compared to cash generated by financing activities of $224,260 during the three months ended March 31, 2021. During the quarter ended March 31, 2022, the Company utilized $100,000 to settle a non-convertible debt note. During the three months ended March 31, 2021, there were cash proceeds of $200,000 from the sale of Series X Preferred Stock, proceeds of $24,647 from the sale of non-convertible notes payable, proceeds of $2,998 from advances, and repayments of advances of $3,385.

Capital Resources

As of March 31, 2022, we had cash on hand of $1,790,264. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Required Capital over the Next Fiscal Year

The Company is party to senior secured convertible debt in the principal amount of $37,714,966 which matures on May 30, 2022 with an automatic extension until November 30, 2022 for a 6% conversion premium. This senior secured debt is currently convertible into common shares at $15.00 per share and will automatically convert into shares of common stock should Greenwave’s shares of common stock be listed on a national exchange. Greenwave expects this debt will be converted into shares of common stock during fiscal year 2022; however, if the debt is not converted, the Company may have to raise additional capital to fulfill its obligations under these notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the Company’s CEO (the principal executive officer) and CFO (the principal financial officer) concluded that the Company’s disclosure controls and procedures as of March 31, 2022 were not effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As disclosed in Note 9 to the Company’s Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters and there have been no material developments since December 31, 2021 with respect to our legal proceedings, except as described in Note 9. The disclosures set forth in Note 9 relating to certain legal matters are incorporated herein by reference.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item 1A. Please see the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 14, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b) Exhibit Index

		Incorporated by Reference
No.	Description	Form	Filing Number	Exhibit	Filing Date

3.1	Third Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 25, 2022).	8-K	000-55431	3.1	February 25, 2022
3.2	Bylaws of the Registrant.	S-1	333-196735	3.3	June 13, 2014
3.3	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017.	8-K	000-55431	3.1	July 14, 2017
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock.	8-K	000-55431	3.1	July 12, 2019
3.5	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.	8-K	000-55431	3.2	July 12, 2019
3.6	Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock.	8-K	000-55431	3.1	July 22, 2019
3.7	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock.	10-K	000-55431	3.7	July 16, 2020
3.8	Certificate of Designations, Preferences and Rights of the Series X Convertible Preferred Stock.	10-Q	000-55431	3.1	December 18, 2020
3.9	Certificate of Designations, Preferences and Rights of the Series Y Convertible Preferred Stock.	10-K	000-55431	3.9	April 16, 2021
3.10	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series X Convertible Preferred Stock filed with the Secretary of State on May 24, 2021	8-K	000-55431	3.1	May 25, 2021
3.11	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series Y Convertible Preferred Stock filed with the Secretary of State on December 30, 2020	8-K	000-55431	3.2	May 25, 2021
3.12	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. effective September 30, 2021, field with the Secretary of State on September 30, 2021	8-K	000-55431	3.1	October 6, 2021
3.13	Certificate of Designations, Preferences and Rights of the Series Z Convertible Preferred Stock	8-K	000-55431	3.1	October 20, 2021
3.14	Certificate of Elimination of Series C Convertible Preferred Stock of Greenwave Technology Solutions, Inc.	8-K	000-55431	3.1	December 17, 2021
3.15	Certificate of Amendment to Certificate of Incorporation of MassRoots, Inc.	8-K	000-55431	3.1	February 25, 2022
3.16	Certificate of Amendment to Certificate of Incorporation of Greenwave Technology Solutions, Inc.	8-K	000-55431	3.2	February 25, 2022

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.

+	Attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the U.S. Securities and Exchange Commission.

**	Agreement with management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Date: May 16, 2022	By:	/s/ Danny Meeks
Danny Meeks, Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Howard Jordan
Howard Jordan, Chief Financial Officer (Principal Financial and Accounting Officer)

