Form 10-Q
period 2022-06-30
Greenwave Technology Solutions, Inc.
filed 2022-08-10
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-55431

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(f/k/a MassRoots, Inc.)

(Exact name of business as specified in its charter)

Delaware	46-2612944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 Suburban Drive, Suffolk, VA	23434
(Address of principal executive offices)	(Zip code)

(757) 966-1432

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GWAV	The Nasdaq Stock Market, LLC

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

As of August 8, 2022, there were 10,237,317 shares  of the registrant’s common stock issued and outstanding.

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

-ii-

PART I. FINANCIAL INFORMATION

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)

ASSETS
Current assets:
Cash	$1,040,169	$2,958,293
Inventories	503,156	381,002
Accounts receivable	82,925	-
Prepaid expenses	70,109	-
Total current assets	1,696,358	3,339,295

Property and equipment, net	6,018,048	2,905,037
Operating lease right of use assets, net - related party	3,701,326	3,479,895
Operating lease right of use assets, net	302,474	140,628
Licenses, net	19,678,450	20,742,150
Customer list, net	2,071,075	2,183,025
Intellectual property, net	2,580,600	2,884,200
Goodwill	2,499,753	2,499,753
Security deposit	1,150	3,587

Total assets	$38,549,234	$38,177,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,565,929	$2,773,894
Accrued payroll and related expenses	3,920,051	4,001,470
Contract liabilities	98,000	25,000
Advances	97,000	97,000
Non-convertible notes payable, current portion, net of unamortized debt discount of $47,857 and $11,724, respectively	267,720	228,276
Derivative liabilities	-	44,024,242
Convertible notes payable, net of unamortized debt discount of $0 and $31,255,497, respectively	37,714,966	6,459,469
Due to related parties	-	122,865
Operating lease obligations, current portion - related party	2,742,140	1,987,752
Operating lease obligations, current portion	111,876	43,020
Environmental remediation	-	22,207
Total current liabilities	49,517,682	59,785,195

Operating lease obligations, less current portion - related party	1,066,131	1,427,618
Operating lease obligations, less current portion	211,440	288,108
Non-convertible notes payable, net of unamortized debt discount of $173,139 and $289, respectively	652,901	24,711
Total liabilities	51,448,154	61,525,632

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series Z, $0.001 par value, $20,000 stated value, 500 shares authorized; 500 and 500 shares issued and outstanding, respectively	1	1
Common stock, $0.001 par value, 1,200,000,000 and 500,000,000 shares authorized; 3,340,416 and 3,331,916 shares issued and outstanding, respectively	3,340	3,332
Common stock to be issued, 0 and 8,500 shares, respectively	-	8
Additional paid in capital	304,818,048	275,058,282
Discount on preferred stock	-	-
Accumulated deficit	(317,720,309)	(298,409,685)
Total stockholders’ equity (deficit)	(12,898,920)	(23,348,063)

Total liabilities and stockholders’ equity	$38,549,234	$38,177,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$10,704,151	$79	$20,625,389	$1,606

Cost of Revenues	6,638,393	-	12,295,373	297

Gross Profit	4,065,758	79	8,330,016	1,309

Operating Expenses:
Advertising	44,071	4,150	60,301	22,703
Payroll and related expense	1,591,640	79,377	2,881,440	158,910
Rent, utilities and property maintenance ($670,938 and $0; $1,183,876 and $0, respectively, to related party)	887,260	3,510	1,762,663	7,020
Hauling and equipment maintenance	1,033,556	-	1,833,994	-
Depreciation and amortization expense	941,611	-	1,815,367	-
Consulting, accounting and legal	155,360	310,362	521,312	414,982
Other general and administrative expenses	376,015	101,966	616,389	198,728
Total Operating Expenses	5,029,513	499,365	9,491,466	802,343

Loss From Operations	(963,755)	(499,286)	(1,161,450)	(801,034)

Other Income (Expense):
Interest expense	(13,171,392)	(398,011)	(32,577,069)	(968,159)
Change in derivative liability for authorized shares shortfall	-	(132,821,830)	-	(162,275,278)
Change in fair value of derivative liabilities	-	(52,508)	14,264,476	300,885
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable in exchange for Series Y preferred shares	-	936,405	-	4,854,139
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares and warrants for cash	-	170,085,696	163,420	170,085,696
Gain on forgivness of debt	-	192,521	-	192,521
Gain (loss) on conversion of convertible notes	-	-	-	(880)
Total Other Income (Expense)	(13,171,392)	37,942,273	(18,149,173)	12,188,924

Net Loss Before Income Taxes	(14,135,147)	37,442,987	(19,310,623)	11,387,890

Provision for Income Taxes (Benefit)	-	-	-	-

Net Loss	(14,135,147)	37,442,987	(19,310,623)	11,387,890

Deemed dividend resulting from amortization of preferred stock discount	-	(13,660,082)	-	(34,798,923)

Net Income (Loss) Available to Common Stockholders	$(14,135,147)	$23,782,905	$(19,310,623)	$(23,411,033)

Net Income (Loss) Per Common Share:
Basic	$(4.23)	$5.08	$(5.78)	$(5.00)
Diluted	$(4.23)	$4.19	$(5.78)	$(5.00)

Weighted Average Common Shares Outstanding:
Basic	3,340,416	4,685,680	3,340,416	4,683,794
Diluted	3,340,416	5,678,201	3,340,416	4,683,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Preferred Stock Series Z		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at March 31, 2022	500	$1	3,338,416	$3,338	2,000	$2	$304,818,048	$(303,585,162)	$1,236,227
Issuance of common stock previously recorded as to be issued	-	-	2,000	$2	(2,000)	$(2)	-	-	-
Net income	-	-	-	-	-	-	-	$(14,135,147)	$(14,135,147)
Balance at June 30, 2022	500	$1	3,340,416	$3,340	-	$-	$304,818,048	$(317,720,309)	$(12,898,920)

	Preferred Stock Series Z		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2021	500	$1	3,331,916	$3,332	8,500	$8	$275,058,282	$(298,409,686)	$(23,348,063)
Issuance of common stock previously recorded as to be issued	-	-	8,500	$8	(8,500)	$(8)	-	-	-
Elimination of derivative liabilities for authorized share shortfall	-	-	-	-	-	-	29,759,766	-	29,759,766
Net income	-	-	-	-	-	-	-	$(19,310,623)	$(19,310,623)
Balance at June 30, 2022	500	$1	3,340,416	$3,340	-	$-	$304,818,048	$(317,720,309)	$(12,898,920)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Preferred Stock								Common Stock to		Additional	Discount on
	Series X		Series Y		Series C		Common Stock		be Issued		Paid	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Total

Balance at March 31, 2021	26.05	$-	659.605674	$1	1,000	$1	1,676,259	$1,676	3,024,604	$30	$288,259,950	$(3,244,472)	$(348,379,650)	$(63,359,469)
Issuance of common shares previously to be issued	-	-	-	-	-	-	3,354	$3	(3,354)	(3)	$-	-	-	$-
Issuance of common shares for services rendered	-	-		-	-	-	7,251	7	-	-	$166,848	-	-	$166,855
Cancelation of common shares and warrants in exchange for cash paid per cancelation agreement	-	-	-	-	-	-	(4,950)	(5)	-	-	$11,005		-	11,000
Series Y preferred shares issued in exchange for convertible notes, accrued interest and warrants	-	-	60.910000	-	-	-	-	-	-	-	$1,218,200	-	-	$1,218,200
BCF recognized upon issuance of Series Y preferred shares	-	-	-	-	-	-	-	-	-	-	$10,415,610	$(10,415,610)	-	-
Deemed dividend resulting from amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	-	$13,660,082	$(13,660,082)	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	$37,442,987	$37,442,987
Balance at June 30, 2021	26.05	$-	720.515674	$1	1,000	$1	1,681,914	$1,681	3,021,250	$27	$300,071,613	$-	$(324,596,745)	$(24,520,427)

	Preferred Stock								Common Stock to		Additional	Discount on
	Series X		Series Y		Series C		Common Stock		be Issued		Paid	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Total

Balance at December 31, 2020	16.05	$-	654.781794	$1	1,000	$1	1,661,431	$1,661	3,024,604	$30	$284,420,948	$(20,973,776)	$(301,185,712)	$(37,733,852)
Issuance of common shares previously to be issued	-	-	-	-	-	-	3,354	$3	(3,354)	$(3)	$-	-	-	$-
Issuance of common shares for services rendered	-	-	-	-	-	-	7,251	$7	-	-	$166,848	-	-	$166,855
Common stock issued upon conversion of convertible notes	-	-	-	-	-	-	14,828	$15	-	-	$132,987	-	-	$133,002
Cancelation of common shares and warrants in exchange for cash paid per cancelation agreement	-		-	-	-	-	(4,950)	$(5)	-	-	$11,005	-	-	$11,000
Sale of Series X preferred shares	10.00	-	-	-	-	-	-	-	-	-	$200,000	-	-	$200,000
BCF recongized upon issuance of Series X preferred shares	-	-	-	-	-	-	-	-	-	-	$2,852,500	$(2,852,500)	-	-
Series Y preferred shares issued in exchange for convertible notes, accrued interest and warrants	-	-	65.733880	-	-	-	-	-	-	-	$1,314,678	-	-	$1,314,678
BCF recongized upon issuance of Series Y preferred shares	-	-	-	-	-	-	-	-	-	-	$10,972,647	$(10,972,647)	-	-
Deemed dividend resulting from amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	-	$34,798,923	$(34,798,923)	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	$11,387,890	$11,387,890
Balance at June 30, 2021	26.05	$-	720.515674	$1	1,000	$1	1,681,914	$1,681	3,021,250	$27	$300,071,613	$-	$(324,596,745)	$(24,520,427)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(19,310,623)	$11,387,890
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,815,367	-
Change in right of use assets - related party	210,114	-
Change in right of use assets	997,027	-
Change in fair value of derivative liabilities	(14,264,476)	(300,885)
Change in derivative liability for authorized shares shortfall	-	162,275,278
Interest and amortization of debt discount	32,577,069	967,759
(Gain) loss on conversion of convertible notes payable	-	880
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y preferred shares	-	(4,854,139)
Gain on settlement of convertible notes payable and accrued interest and cancelation of common shares and warrants for cash	(163,420)	(170,085,696)
(Gain) on forgiveness of debt	-	(192,521)
Payment of accrued rent due to related party	-	-
Share-based compensation	-	166,855
Changes in operating assets and liabilities:
Payment of accrued rent due to related party	(122,865)	-
Inventories	(122,154)	-
Accrued payroll and related expenses	-	123,929
Accounts receivable	(82,925)	-
Prepaid expenses	(70,109)	50,000
Security deposits	2,437	-
Accounts payable and accrued expenses	58,462	49,992
Contract liabilities	73,000	25,000
Environmental remediation	(22,207)	-
Change in lease liability	(1,008,459)	-
Net cash generated by operating activities	566,238	(385,658)

Cash flows from investing activities:
Purchases of property and equipment - related party	(152,500)	-
Purchases of property and equipment	(2,394,823)	-
Net cash used in investing activities	(2,547,323)	-

Cash flows from financing activities:
Proceeds from sale of Series X preferred shares	-	200,000
Proceeds from issuance of non-convertible notes payable	225,000	357,053
Repayment of a non-convertible note payable	(162,039)	-
Proceeds from advances	-	14,311
Repayments of advances	-	(9,930)
Cash paid in settlement of debt and warrants	-	(176,000)
Net cash provided by (used in) financing activities	62,961	385,434

Net decrease in cash	(1,918,124)	(224)

Cash, beginning of period	2,958,293	1,485

Cash, end of period	$1,040,169	$1,261

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$195,000	$400
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Series Y preferred shares issued as settlement for convertible notes payable, accrued interest and warrants	$-	$1,314,678
Reclassification of derivative liability to additional paid in capital due to elimination of authorized share shortfall	$29,719,392	$-
Increase in right of use assets and operating lease liabilities	$2,677,544	$-
Note proceeds for equipment purchases	$590,000	$-
Equipment purchases in accounts payable and accrued expenses	$311,805	$-
Issuance of common shares previously to be issued	$8	$3
Amortization of discount on preferred stock	$-	$34,798,923
Common shares issued upon conversion of convertible notes and accrued interest	$-	$133,002
Reclassify accrued interest to convertible notes payable	$-	$93,685
Reduction of derivative liabilities stemming from settlement of convertible notes payable, accrued interest and warrants in exchange for Series Y preferred shares	$-	$4,834,911
Reduction of derivative liabilities stemming from settlement of convertible notes payable, accrued interest and cancelation of common shares and warrants for cash	$-	$169,815,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(formerly MassRoots, Inc.)

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three and six months ended June 30, 2022 and 2021, its cash flows for the six months ended June 30, 2022 and 2021, and its financial position as of June 30, 2022 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2022, the Company had cash of $1,040,169 and a working capital deficit (current liabilities in excess of current assets) of $47,821,324. The accumulated deficit as of June 30, 2022 was $317,720,309. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

Until the Company’s consummation of the Empire acquisition, the Company had experienced net losses and negative cash flows from operations. The Company believes it could generate positive cashflows from operations going forward but in the event the market for recycled metals experiences a sharp downturn or if it experiences delays in its growth plans, the Company may need to raise additional capital. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy.

The Company has taken significant action to mitigate this going concern and on July 22, 2022, convertible debt in the principal amount of $37,714,966 was converted into shares of common stock, significantly improving the Company’s balance sheet. See Note 20 – Subsequent Events.

Based on the conversion of previously incurred debt to equity on July 22, 2022, the Company believes that the current cash on hand of $1,040,169 and anticipated cash from operations is sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements. In addition, management believes they can raise additional capital, if necessary, through both equity and debt financing

If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and require significant debt service payments, which diverts resources from other activities. The Company’s ability to raise additional capital will also be impacted by the outbreak of COVID-19, as well as market conditions and the price of the Company’s common stock.

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

Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of June 30, 2022 and December 31, 2021, the uninsured balances amounted to $790,169 and $2,727,928, respectively.

Accounts Receivable

Accounts receivable represent amounts primarily due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for credit losses, are recorded at the invoiced amount and do not bear interest. The Company delivers shipments of scrap metal to customers and usually receives payment within 1 to 14 days of delivery.

The Company evaluates the collectability of its accounts receivable based on a combination of factors, including the aging of customer receivable balances, the financial condition of the Company’s customers, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. As of June 30, 2022 and December 31, 2021, the accounts receivable balances amounted to $82,925 and $0, respectively.

Property and Equipment, net

We state property and equipment at cost or, if acquired through a business combination, fair value at the date of acquisition. We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets, except for our leasehold improvements, which are depreciated over the shorter of their estimated useful lives or their related lease term. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from our accounts and the resulting gain or loss is credited or charged to income. We expense costs for repairs and maintenance when incurred. Property and equipment includes assets recorded under operating leases, see Note 15 —Leases. Our property and equipment is pledged as collateral for our Senior Secured Debt, see Note 10 – Convertible Note Payable. Certain property and equipment is pledged as collateral for a non-convertible note per a subordination agreement with the collateral agent of our Senior Secured Debt, see Note 6 – Advances and Non-Convertible Note Payable.

Cost of Revenue

The Company’s cost of revenue consists primarily of the costs of purchasing metal from its suppliers.

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

The Company primarily generates revenue by purchasing scrap metal from businesses and retail suppliers, processing it, and selling the ferrous and non-ferrous metals to clients.

The Company realizes revenue upon the fulfillment of its performance obligations to customers. As of June 30, 2022 and December 31, 2021, the Company had a contract liability of $98,000 and $25,000, respectively, for contracts under which the customer had paid for and the Company had not yet delivered.

Inventories

Although we ship the ferrous and non-ferrous metals we purchase from suppliers multiple times per day, we do maintain inventories. We calculate the value of the inventories we do carry, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the value of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $503,156 and $381,002, respectively, as of June 30, 2022 and December 31, 2021.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $44,071 and $4,150 for the three months ended June 30, 2022 and 2021, respectively. Advertising costs were $60,301 and $22,703 for the six months ended June 30, 2022 and 2021, respectively.

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

Business Combinations

Our business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). Under the acquisition method, we recognize 100% of the assets we acquire and liabilities we assume, regardless of the percentage we own, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of the net assets and other identifiable intangible assets we acquire is recorded as goodwill. To the extent the fair value of the net assets we acquire, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. The assets we acquire, and liabilities we assume from contingencies, are recognized at fair value if we can readily determine the fair value during the measurement period. The operating results of businesses we acquire are included in our condensed consolidated statement of operations from the date of acquisition. Acquisition-related costs are expensed as incurred. See Note 4— Acquisition of Empire.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of June 30, 2022 and December 31, 2021 using the applicable classification criteria enumerated under ASC 815, “Derivatives and Hedging.” The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands. As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period. The Company also records derivative liabilities for instruments, including convertible notes, preferred stock, and warrants, in which the Company does not have sufficient authorized shares to cover the conversion of these instruments into shares of common stock. Upon elimination of derivative liabilities an authorized share shortfall, the Company reclassifies the carrying value of the derivative liabilities at the date of the resolution of the authorized share shortfall to additional paid in capital.

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. As of June 30, 2022 and December 31, 2021, the Company had accruals reported on the balance sheet as current liabilities of $0 and $22,207, respectively, as the Company had paid all civil penalties and completed all remediation activities required under the Virginia DEQ Consent Order dated June 30, 2021. See Note 9—Commitments and Contingencies.

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

We test our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. As of June 30, 2022, no such circumstances had occurred. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is December 31.

None of the goodwill is deductible for income tax purposes.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the Chief Financial Officer, or decision-making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company’s core business.

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

The computation of basic and diluted income (loss) per share, for the three and six months ended June 30, 2022 and 2021 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities are as follows:

	June 30,	June 30,
	2022	2021
Common shares issuable upon conversion of convertible notes	2,601,540	476,342
Options to purchase common shares	92,116	92,116
Warrants to purchase common shares	2,752,941	559,417
Common shares issuable upon conversion of preferred stock	661,006	24,888,856
Total potentially dilutive shares	6,107,603	26,016,731

On February 17, 2022 the Company effectuated a 1-for-300 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted and restated the weighted-average common shares included within its condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021. The basic and diluted weighted-average common shares are retroactively converted to shares of the Company’s common stock to conform to the recasted condensed consolidated statements of stockholders’ equity.

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

NOTE 4 – ACQUISITION OF EMPIRE

On September 30, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) to acquire (the “Empire Acquisition”) Empire Services, Inc., a Virginia Corporation. The Empire Acquisition became effective on October 1, 2021 upon the filings of the certificate or articles of merger with the Delaware Secretary of State and State Corporation Commission of Virginia on October 1, 2021.

Empire, a company headquartered in Virginia, operates 11 metal recycling facilities in Virginia and North Carolina, where it collects, classifies and processes raw scrap metals (ferrous and nonferrous) for recycling, such as iron, steel, aluminum, copper, lead, stainless steel and zinc. Empire’s business consists of purchasing scrap metals from retail suppliers, municipal governments and large corporations, and selling both processed and unprocessed scrap metals to steel mills and other purchasers across the country. Empire utilizes technology to create operating efficiencies and competitive advantages over other scrap metal recyclers.

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

The fair value of the assets acquired and liabilities assumed are based on a valuation report prepared by an independent specialist in conjunction with the Company’s fiscal year 2021 audit on October 1, 2021 and on subsequent measurement adjustments as of December 31, 2021. Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash	$141,027
Deposits	1,150
Notes receivable – related party	1,515,778
Property and equipment, net	3,224,337
Right of use and other assets	3,585,961
Licenses	21,274,000
Intellectual Property	3,036,000
Customer Base	2,239,000
Goodwill	2,499,753
Total assets acquired at fair value	37,517,006

Liabilities assumed:
Accounts payable	845,349
Advances and environmental remediation liabilities	4,143,816
Note payable	5,684,662
Other liabilities	3,729,219
Total liabilities assumed	14,403,046
Net assets acquired	23,114,000

Purchase consideration paid:
Common stock	18,414,000
Promissory Note	3,700,000
Promissory Note	1,000,000
Total purchase consideration paid	$23,114,000

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

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Empire had occurred as of the beginning of the following period:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net Revenues	$6,877,441	$12,822,927
Net Income (Loss) Available to Common Shareholders	$24,972,274	$(21,308,629)
Net Basic Earnings (Loss) per Share	$5.33	$(4.55)
Net Diluted Earnings (Loss) per Share	$4.40	$(4.55)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2022 and December 31, 2021 is summarized as follows:

	June 30, 2022	December 31, 2021
Machinery and Equipment	$7,932,855	$4,816,756
Furniture and Fixtures	6,128	-
Land	91,411	-
Leaseholder Improvements	234,751	-
Subtotal	8,265,145	4,816,756
Less accumulated depreciation	(2,247,097)	(1,911,719)
Property and equipment, net	$6,018,048	$2,905,037

Depreciation expense for the three months ended June 30, 2022 and 2021 was $201,986 and $0, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $336,117 and $0, respectively.

NOTE 6 – ADVANCES AND NON-CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2022 and 2021, the Company received aggregate proceeds from non-interest bearing advances of $0 and $14,311 and repaid an aggregate of $0 and $1,210, respectively, of advances. Included in the six months ended June 30, 2022 and 2021 were $0 and $198 of advances from and $0 and $4,330 of repayments to the Company’s former Chief Executive Officer. The remaining advances are primarily for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of June 30, 2022 and December 31, 2021, the Company owed $97,000 and $97,000 in principal and $4,000 and $4,000 in accrued interest, respectively, on advances.

Non-Convertible Notes Payable

During the six months ended June 30, 2022 and 2021, the Company received proceeds from the issuance of non-convertible notes of $0 and $357,053, repaid aggregate principal of $100,000 and $0, and paid interest of $195,000, and $0, respectively, on non-convertible notes.

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company (See Note 9 – Commitments and Contingencies). Under the terms of the Resolution Agreement, which the Company has classified as a non-convertible note, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. The Company has made the October 2021 to July 2022 monthly payments. There was amortization of the debt discount of $2,746 during the three months ended June 30, 2022 and $5,149 during the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company made $90,000 in payments towards the Resolution Agreement. As of June 30, 2022, the Resolution Agreement had a balance of $108,135, net an unamortized debt discount of $6,865.

On January 24, 2022, the Company settled a non-convertible note in the principal amount of $55,000 with accrued interest and penalties of $358,420 for a cash payment of $250,000. The Company realized a gain on settlement of debt of debt of $163,420. This was accounted for as a debt extinguishment.

On April 11, 2022, the Company entered into a vehicle financing agreement with GM Financial for the purchase of a vehicle for use by the Company’s Chief Executive Officer in the principal amount of $74,186. GM Financial financed $65,000 of the purchase price of the vehicle and the Company was required to make a $10,000 down payment. There was a $2,400 rebate applied to the purchase price. The Company is required to make 60 monthly payments of $1,236. During the six months ended June 30, 2022, the Company made $3,709 in payments towards the financing agreement. There was amortization of the debt discount of $393 during the three and six months ended June 30, 2022. As of June 30, 2022, the financing agreement had a balance of $61,684, net an unamortized debt discount of $8,794.

On April 21, 2022, the Company entered into a secured promissory note in the principal amount of $964,470 for the financing and installation of a piece of equipment in the amount $750,000. The Company is required to make monthly payments in the amount $6,665 through October 2022 and monthly payments of $19,260 until October 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on October 21, 2026. During the six months ended June 30, 2022, the Company made $13,330 in payments towards the note. There was amortization of the debt discount of $9,132 during the three and six months ended June 30, 2022. As of June 30, 2022, the note had a balance of $745,802 net an unamortized debt discount of $205,338.

The following table details the current and long-term principal due under non-convertible notes as of June 30, 2022.

Principal
Non-Convertible Note ($5,000 current)	$5,000
Sheppard Mullin Resolution Agreement ($115,000 current)	115,000
GM Financial ($14,837 current)	70,478
Equipment financing loan ($18,740 current)	951,140
Debt Discount	(220,997)
Total Principal of Non-Convertible Notes, net	$920,621

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2022 and December 31, 2021, the Company owed accounts payable and accrued expenses of $4,565,929 and $2,773,894, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	June 30, 2022	December 31, 2021
Accounts Payable	$995,810	$623,557
Credit Cards	237,106	126,063
Accrued Interest	2,831,580	1,880,066
Accrued Expenses	501,433	144,208
Total Accounts Payable and Accrued Expenses	$4,565,929	$2,773,894

NOTE 8 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. As of June 30, 2022 and December 31, 2021, the Company owed payroll tax liabilities, including penalties, of $3,920,051 and $4,001,470, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

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

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company. Under the terms of the Resolution Agreement, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. The Company has made the October 2021 through July 2022 monthly payments.

Virginia DEQ Consent Order

On June 30, 2021, the Company entered into a Consent Order with the Virginia State Water Control Board. Under the Consent Order, the Company is required to pay a civil penalty of $90,000, improve its internal control plans regarding recycled and waste materials and remediate certain environmental concerns on the properties it leases, among other requirements. The Company believes it is appropriate to recognize an environmental remediation liability as a regulatory claim that was asserted in the Notices of Violations issued to the Company in November 2019, for which the June 2021 Consent Order rectifies.

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred $71,017 in environmental remediation liabilities, of which $15,017 was a fair estimate of the cost to remediate the properties it leases and a balance of $56,000 for the civil penalty as of the acquisition date. The Company paid $34,983 towards the remediation of the properties and $42,000 towards the civil penalty from October 1, 2021 to December 31, 2021. The Company paid $22,207 towards the remediation of the properties and $14,000 towards the civil penalty during the three months ended June 30, 2022. As of June 30, 2022, the Company had $0 in civil penalties and $0 in costs remaining to remediate the properties in accordance with the Consent Order. The Company is committed to improving its processes and controls to ensure its operations have minimal environmental impact with the goal of minimizing the number of comments and citations received by the Department of Environmental Quality going forward.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

On November 29, 2021, the Company entered into a securities purchase agreement with certain institutional investors (“Investors”). Pursuant to the securities purchase agreement, the Company sold, and the Investors purchased, approximately $37,714,966, which consisted of approximately $27,585,450 in cash and $4,762,838 of existing debt of the Company which was exchanged for the notes and warrants issued in this offering principal amount of senior secured convertible notes and 2,514,331 warrants valued at $36,516,852. The senior notes were issued with an original issue discount of 6%, bear interest at the rate of 6% per annum, and mature after 6 months, on May 30, 2022. The senior notes are convertible into shares of the Company’s common stock, par value $0.001 per share at a conversion price per share of $15.00, subject to adjustment under certain circumstances described in the senior notes. To secure its obligations thereunder and under the securities purchase agreement, the Company has granted a security interest over substantially all of its assets to the collateral agent for the benefit of the Investors, pursuant to a pledge and security agreement. Upon the listing of the common stock on a national exchange and certain other conditions being met, the senior notes issued in this offering will automatically convert into common stock at the conversion price set forth in the senior notes. The Company paid $2,200,000 and a warrant to purchase 200,000 shares of common stock valued at $2,904,697 as commission for the offering.

The maturity date of the senior notes was extended by the Company on May 27, 2022 from May 30, 2022 to November 30, 2022, which was accounted for as a debt modification. The maturity date of the senior notes may be extended by the holders under other circumstances specified therein. If the Company is unable to extend the senior notes or elects not to do so, the Company will be required to repay the senior notes through equity issuances, additional borrowings, cash flows from operations and/or other sources of liquidity. The warrants are exercisable for five (5) years to purchase an aggregate of 2,514,331 shares of common stock at an exercise price per share of $19.50, subject to adjustment under certain circumstances described in the warrants.

Upon the issuance of certain convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the notes, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. Upon the consummation of a 1:300 reverse split on February 17, 2022, the Company determined it had a sufficient number of authorized and unissued shares to cover all potential future conversion transactions and the derivative liabilities were eliminated.

The maturity dates of the convertible notes outstanding at June 30, 2022:

Maturity Date	Principal Balance Due
November 30, 2022	$37,714,966
Total Principal Outstanding	$37,714,966

During the three months ended June 30, 2022, there was amortization of debt discount of $12,502,199. During the six months ended June 30, 2022, there was amortization of debt discount of $31,255,497. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the convertible notes was $37,714,966 and $6,459,469, net of unamortized debt discount of $0 and $31,255,497, respectively. As of June 30, 2022 and December 31, 2021, accrued interest payable of $1,308,141 and $192,191, respectively, was outstanding on the notes.

In July 2022, convertible debt in the principal amount of $37,714,966 was converted into shares of common stock. See Note 20 – Subsequent Events.

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

As of June 30, 2022, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements consisted of the following items as of June 30, 2022 and December 31, 2021:

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$44,024,242	$-	$-	$44,024,242

	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$-	$-

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended June 30, 2022:

Balance, December 31, 2021	$44,024,242
Transfers out due to elimination of the authorized share shortfall (reclassified to additional paid in capital)	(29,759,766)
Mark to market to February 17, 2022	(14,264,476)
Balance, June 30, 2022	$-

Gain on change in derivative liabilities for the six months ended June 30, 2022	$14,264,476

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

In July 2022, convertible debt in the principal amount of $37,714,966 was converted into shares of common stock. See Note 20 – Subsequent Events.

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

As of June 30, 2022 and December 31, 2021, there were 500 shares of Series Z Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 1,200,000,000 shares of common stock, par value $0.001 per share.

During the six months ended June 30, 2022, the Company issued 8,500 shares of the Company’s common stock previously recorded as to be issued as of December 31, 2021.

As of June 30, 2022 and December 31, 2021, there were 3,340,416 and 3,331,916 shares, respectively, of common stock issued and outstanding.

NOTE 13 – WARRANTS

A summary of the warrant activity for the six months ended June 30, 2022 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,752,941	$19.77	4.86	$11,650
Granted	-
Exercised	-
Canceled/Exchanged	-
Outstanding at June 30, 2022	2,752,941	$19.77	4.36	$5,905
Exercisable at June 30, 2022	2,752,941	$19.77	4.36	$5,905

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.12	834	0.58	834
19.50	2,714,351	4.42	2,714,351
22.50 – 60.00	37,339	0.41	37,339
120.00	417	0.50	417
	2,752,941	4.36	2,752,941

The aggregate intrinsic value of outstanding stock warrants was $,5,905 based on warrants with an exercise price less than the Company’s stock price of $7.20 as of June 30, 2022 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 14 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, the “Prior Plans”), and our 2021 Equity Incentive Plan in September 2021 (“2021 Plan” , and together with the Prior Plans, the “Plans”). The Prior Plans are identical, except for the number of shares reserved for issuance under each. As of June 30, 2022, the Company had granted an aggregate of 214,367 securities under the Plans since inception, with 167,300 shares available for future issuances. The Company made no grants under the plans during the six months ended June 30, 2022.

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

There were no options issued during the six months ended June 30, 2022. There was no options activity during the year ended December 31, 2021.

A summary of the stock option activity for the six months ended June 30, 2022 as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	92,116	$148.11	5.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	-
Outstanding at June 30, 2022	92,116	$148.11	4.99	$-
Exercisable at June 30, 2022	92,116	$148.11	4.99	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$30.00-75.00	44,368	5.76	44,368
75.01-150.00	6,426	4.76	6,426
150.01-225.00	6,079	4.18	6,079
225.01-300.00	33,133	4.21	33,133
300.01-600.00	2,110	4.11	2,110
	92,116		92,116

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $7.20 as of June 30, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the three months ended June 30, 2022 and 2021 was $0 and $0, respectively. The fair value of all options that vested during the six months ended June 30, 2022 and 2021 was $0 and $0, respectively. Unrecognized compensation expense of $0 as of June 30, 2022 will be expensed in future periods.

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

Upon effectiveness of the acquisition of Empire on October 1, 2021, the Company assumed $3,492,531 in ROU assets and $3,650,358 in lease liabilities for the leasing of scrap metal yards from an entity controlled by the Company’s Chief Executive Officer. Under the terms of the leases, Empire was required to pay an aggregate of $145,821 per month from January to March 2022. On April 1, 2022, the Company entered into amendments to the leases for its Kelford and Carrolton yards, increasing the monthly rent payments by an aggregate of $50,000 per month for use of an automotive shredder and downstream processing system, respectively, being installed on those properties. The Company is required to pay $199,821 per month in rent for these facilities from April to December 2022 and increasing by 3% on January 1st of every year thereafter. The leases expire on January 1, 2024 and the Company has two options to extend the leases by 5 years per option. In the event the Company does not exercise the options, the leases will continue on a month-to-month basis. The Company cannot sublease any of the properties under the lease agreements.

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

ROU assets and liabilities consist of the following:

	June 30, 2022	December 31, 2021
ROU assets	$4,003,800	$3,620,523

Current portion of lease liabilities	$2,854,016	$1,715,726
Long term lease liabilities, net of current portion	1,277,571	2,030,722
Total lease liabilities	$4,131,587	$3,746,448

Aggregate minimum future commitments under non-cancelable operating leases and other obligations at June 30, 2022 were as follows:

Year ended December 31,
2022 (remaining)	$1,410,522
2023	2,879,217
2024	78,221
2025	68,295
2026	50,476
2027	14,448
Total Minimum Lease Payments	$4,501,179
Less: Imputed Interest	$(369,592)
Present Value of Lease Payments	$4,131,587
Less: Current Portion	$(2,854,016)
Long Term Portion	$1,277,571

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2027. Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the three months ended June 30, 2022 and 2021 was $698,111 and 3,510, respectively. Rent expense for the six months ended June 30, 2022 and 2021 was $1,214,075 and $7,020, respectively. As of June 30, 2022, the leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 8.21%.

NOTE 16 – CONCENTRATIONS OF REVENUE

The Company has a concentration of customers. For the three months ended June 30, 2022, one customer accounted for $5,971,487, or approximately 55.8%, of our revenue. For the six months ended June 30, 2022, one customer accounted for $12,121,852, or approximately 58.8%, of our revenue.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 17 – RELATED PARTY TRANSACTIONS

As of June 30, 2022, the Company leases 12 scrap yard facilities by an entity controlled by the Company’s Chief Executive Officer. On April 1, 2022, the Company entered into amendments to the leases for its Kelford and Carrolton yards, increasing the monthly rent payments by an aggregate of $50,000 per month for use of an automotive shredder and downstream processing system, respectively, being installed on those properties, increasing by 3% on January 1st of every year for the duration of the leases.

During the three months ended June 30, 2022, the Company paid rents of $670,938 to an entity controlled by the Company’s Chief Executive Officer. During the six months ended June 30, 2022, the Company paid rents of $1,183,876 to an entity controlled by the Company’s Chief Executive Officer. Additionally, during the six months ended June 30, 2022, the Company paid $122,866 in accrued rents owed to an entity controlled by the Company’s Chief Executive Officer at December 31, 2021. See Note 15 – Leases.

During the six months ended June 30, 2022, the Company purchased equipment for $152,500 from an entity controlled by the spouse of the Chief Executive Officer.

NOTE 18 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	June 30, 2022
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated remaining useful life
Intellectual Property	$3,036,000	$(455,400)	$2,580,600	4.25 years
Customer List	2,239,000	(167,925)	2,071,075	9.25 years
Licenses	21,274,000	(1,595,550)	19,678,450	9.25 years
Total finite-lived intangibles	26,549,000	(2,218,875)	24,330,125
Total intangible assets, net	$26,549,000	$(2,218,875)	$24,330,125

Amortization expense for intangible assets was $739,625 and $0 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense for intangible assets was $739,625 and $0 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense for intangible assets was $1,479,250 and $0 for the six months ended June 30, 2022 and 2021, respectively. Total estimated amortization expense for our intangible assets for the years 2021 through 2026 is as follows:

Year ended December 31,
2022	$1,479,250
2023	2,958,500
2024	2,958,500
2025	2,958,500
2026	2,806,700
Thereafter	11,168,675

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

Our income tax provision for the three and six months ended June 30, 2022 was $0. At December 31, 2021, the Company has available for income tax purposes approximately $82,507,844 in federal and $69,144,542 in Colorado state, net operating loss carry forwards which begin expiring in the year 2033, that can be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit given the earnings history of the Company. As such, it is the opinion of management that it is more likely than not that the benefits will not be realized. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the year ended December 31, 2021, the Company has increased the valuation allowance from $18,379,120 to $21,515,047.

NOTE 20 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the unaudited condensed consolidated financial statements are issued.

On July 22, 2022, simultaneously with the listing of the Company’s common stock on Nasdaq, the Company issued 6,896,901 shares of common stock for the conversion of its senior secured convertible notes in the principal amount of $37,714,966 together with accrued interest in the amount of $1,470,884. Further, the Nasdaq listing triggered a price protection provision in certain warrants, resulting in warrants to purchase 2,714,331 shares of common stock at $19.50 per share becoming warrants to purchase 7,030,825 at $7.52 per share. All of the Company’s convertible debt was converted into shares of common stock and the price protection provision in the warrants expired as a result of the Nasdaq listing.

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

We operate an automotive shredder at our Kelford, North Carolina location. Our shredder is designed to produce a denser product and, in concert with advanced separation equipment, more refined recycled ferrous metals, which are more valuable as they require less processing to produce recycled steel products. In totality, this process reduces large metal objects like auto bodies into baseball-sized pieces of shredded recycled metal.

The shredded pieces are then placed on a conveyor belt under magnetized drums to separate the ferrous metal from the mixed nonferrous metal and residue, producing consistent and high-quality ferrous scrap metal. The nonferrous metals and other materials then go through a number of additional mechanical systems which separate the nonferrous metal from any residue. The remaining nonferrous metal is further processed to sort the metal by type, grade, and quality prior to being sold as products, such as zorba (mainly aluminum) and shredded insulated wire (mainly copper and aluminum).

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

We are currently installing a second automotive shredder at our Carrollton facility to process cars, household appliances and industrial products, as well as a downstream system (four eddy currents, a wire finder, shredder, and other sorting equipment) at our Kelford facility to increase its recovery yields of copper, aluminum, brass, steel, and other metals. The shredder and downstream system are on track to come online in September and October 2022, respectively, and are expected to double the Company’s processing capacity while increasing its profit margins.

Empire is headquartered in Suffolk, Virginia and employs 94 people as of August 1, 2022.

COVID-19

We are continuing to proactively monitor and assess the COVID-19 global pandemic. The full impact of the COVID-19 pandemic is inherently uncertain. The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing physical contact with suppliers and customers). We continue to monitor developments of the COVID-19 pandemic and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, patients, and business partners. We have implemented appropriate safety measures, following guidance from the Center for Disease Control and the Occupational Safety and Health Administration. The extent of the impact of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments.

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

We provide metal recycling services to a wide range of suppliers, including large corporations, industrial manufacturers, retail suppliers, and government organizations.

Pricing and Customers

Prices for our ferrous and nonferrous products are based on prevailing market rates and are subject to market cycles, worldwide steel demand, government regulations and policy, and supply of products that can be processed into recycled steel. Our customers adjust the prices they pay for scrap metal products based on market rates usually on a monthly or bi-weekly basis. We are paid for the scrap metal we deliver to our customers usually within seven days of us delivering the metal.

Based on any price changes from our customers, we in turn adjust the price for unprocessed scrap we pay suppliers in order to manage the impact on our operating income and cash flows.

The spread we realize between the sales prices and the cost of purchasing scrap metal is determined by a number of factors, including transportation and processing costs. Historically, we have experienced sustained periods of stable or rising metal selling prices, which allow us to manage or increase our operating income. When selling prices decline, we adjust the prices we pay suppliers to minimize the impact to our operating income.

Sources of Unprocessed Metal

Our main sources of unprocessed metal we purchase are end-of-life vehicles, old equipment, appliances and other consumer goods, and scrap metal from construction or manufacturing operations. We acquire this unprocessed metal from a wide base of suppliers including large corporations, industrial manufacturers, retail suppliers, and government organizations who unload their metal at our facilities or we pick it up and transport it from the supplier’s location. Currently, our operations and suppliers are located in the Hampton Roads and northeastern North Carolina markets.

Our supply of scrap metal is influenced by overall health of economic activity in the United States, changes in prices for recycled metal, and, to a lesser extent, seasonal factors such as severe weather conditions, which may prohibit or inhibit scrap metal collection.

For the Three Months Ended June 30, 2022 and 2021

	For the three months ended
	June 30, 2022	June 30, 2021	$ Change	% Change
Revenue	$10,704,151	$79	$10,704,072	13,549,458%

Gross Profit	4,065,758	79	4,065,679	5,146,429%

Operating Expenses	5,029,513	499,365	4,530,148	907%

Loss from Operations	(963,755)	(499,286)	(464,469)	93.02%

Other Income (Expense)	(13,171,392)	37,942,273	(51,113,665)	(134.71)%

Net Loss Available to Common Stockholders	$(14,135,147)	$23,782,905	$(37,918,052)	(159.43)%

Revenues

For the three months ended June 30, 2022, we generated $10,704,151 in revenues, as compared to $79 during the same period in 2021, an increase of $10,704,072. This increase was due to the consummation of our acquisition of Empire, a robust market for recycled metals, and the repurposing and implementation of Greenwave’s technology into Empire’s existing operations.

Our cost of revenues increased to $6,638,393 for the three months ended June 30, 2022 from $0 during the same period in 2021, an increase of $6,638,393, as a result of the Empire acquisition.

Our gross profit was $4,065,758 during the three months ended June 30, 2022, an increase of $4,065,679 from $79 during the same period in 2021 due to the consummation of the Empire acquisition.

Operating Expenses

For the three months ended June 30, 2022 and 2021, our operating expenses were $5,029,513 and $499,365 respectively, an increase of $4,530,148. This increase was mainly attributed to the closing of our acquisition of Empire, which significantly expanded our operations, number of employees, and internal systems. There was an increase in payroll and related expenses of $1,512,263 as payroll and related expenses were $1,591,640 for the three months ended June 30, 2022 as compared to $79,377 for the same period in 2021, which was the result of an increase in our labor force primarily due to the closing of the Empire acquisition. Advertising expense increased by $39,921 to $44,071 for the three months ended June 30, 2022 as compared to $4,150 for the same period in 2021 as the Company increased the digital presence of its scrap yards. Depreciation and amortization of intangible assets increased by $941,611 to $941,611 for the three months June 30, 2022 from $0 in 2021 as a result of the Company acquiring fixed assets and intangible assets in the Empire acquisition. There were hauling and equipment maintenance costs of $1,033,556 during the three months ended June 30, 2022, as compared to $0 in 2021, an increase of $1,033,556, due to the Company’s transportation and logistics costs increasing due to the Empire acquisition. Consulting, accounting, and legal expenses increased to $155,360 during the three months ended June 30, 2022 from $310,362 during the same period in 2021, an increase of $274,049. There was an increase in rent expenses as a result of the Empire acquisition, increasing $883,750 from $3,510 during the three months ended June 30, 2021 to $887,260 during the same period in 2022.

Our other general and administrative expenses increased to $376,015 for the three months ended June 30, 2022 from $101,966 for the same period in 2021, an increase of $274,049, as a result of the Company’s operations expanding from the Empire acquisition.

The increase of these expenditures resulted in our total operating expenses increasing to $5,029,513 during the three months ended June 30, 2022 compared to $499,365 during the three months ended June 30, 2021, an increase of $4,530,148.

Loss from Operations

Our loss from operations increased by $464,469 to $963,755 during the three months ended June 30, 2022, from $499,286 during the three months ended June 30, 2021 for the reasons discussed above.

Other Expense

During the three months ended June 30, 2022, we incurred other expenses of $(13,171,392), as compared to income of $37,942,273 for the three months ended June 30, 2021, a change of $(51,113,665). There was a gain on settlement of convertible notes payable and accrued interest, warrants and cancelation of common shares and warrants in exchange for cash of $0 and $170,085,696 for the three months ended June 30, 2022 and 2021, respectively. We did not incur a gain or loss on the elimination of the derivative liability for authorized share deficiency during the three months ended June 30, 2022, whereas we incurred expenses of $(132,821,830) for the derivative liability for authorized share shortfall during the three months ended June 30, 2021. There was no gain or loss on the settlement of convertible notes and accrued interest, warrants, and accounts payable in exchange for Series Y preferred shares during the three months ended June 30, 2022, whereas as there was a gain of $935,405 during the same period in 2021. There was no gain of forgiveness of debt for the three months ended June 30, 2022, where was there was a gain of $192,521 during the same period in 2021. In addition, interest expense increased to $(13,171,392) during the three months ended June 30, 2022 as compared to $(398,011) during the three months ended June 30, 2021. Lastly, there were losses in the fair value of derivative liabilities of $0 and $(52,508) during the three months ended June 30, 2022 and 2021, respectively.

Net Loss Available to Common Stockholders

Our net loss available to shareholders was $14,135,147 during the three months ended June 30, 2022 as compared to net income of $23,782,905 during the three months ended June 30, 2021, a change of $37,918,052, for the reasons discussed above.

For the Six Months Ended June 30, 2022 and 2021

	For the six months ended
	June 30, 2022	June 30, 2021	$ Change	% Change
Revenue	$20,625,389	$1,606	$20,623,783	1,284,171%

Gross Profit	8,330,016	1,309	8,328,707	636,265%

Operating Expenses	9,491,466	802,343	8,689.123	1,083%

Loss from Operations	(1,161,450)	(801,034)	(360,416)	44.99%

Other Income (Expense)	(18,149,173)	12,188,924	(30,338,097)	(248.90)%

Net Loss Available to Common Stockholders	$(19,310,623)	$(23,411,033)	$4,100,410	(17.51)%

Revenues

For the six months ended June 30, 2022, we generated $20,625,389 in revenues, as compared to $1,606 during the same period in 2021, an increase of $20,623,783. This increase was due to the consummation of our acquisition of Empire, a robust market for recycled metals, and the repurposing and implementation of Greenwave’s technology into Empire’s existing operations.

Our cost of revenues increased to $12,295,373 for the six months ended June 30, 2022 from $297 during the same period in 2021, an increase of $12,295,076, as a result of the Empire acquisition.

Our gross profit was $8,330,016 during the six months ended June 30, 2022, an increase of $8,328,707 from $1,309 during the same period in 2021 due to the consummation of the Empire acquisition.

Operating Expenses

For the six months ended June 30, 2022 and 2021, our operating expenses were $9,491,466 and $802,343, respectively, an increase of $8,689,123. This increase was mainly attributed to the closing of our acquisition of Empire, which significantly expanded our operations, number of employees, and internal systems. There was an increase in payroll and related expenses of $2,722,530 as payroll and related expenses were $2,881,440 for the six months ended June 30, 2022 as compared to $158,910 for the same period in 2021, which was the result of an increase in our labor force primarily due to the closing of the Empire acquisition. Advertising expense increased by $37,598 to $60,301 for the six months ended June 30, 2022 as compared to $22,703 for the same period in 2021 as the Company sought to drive more suppliers to its facilities following the closing of the Empire acquisition. Depreciation and amortization of intangible assets increased by $1,815,367 to $1,815,367 for the six months June 30, 2022 from $0 in 2021 as a result of the Company acquiring fixed assets and intangible assets in the Empire acquisition. There were hauling and equipment maintenance costs of $1,833,994 during the six months ended June 30, 2022, as compared to $0 in 2021, an increase of $1,833,994, due to the Company’s transportation and logistics costs increasing due to the Empire acquisition. Consulting, accounting, and legal expenses increased to $521,312 during the six months ended June 30, 2022 from $414,982 during the same period in 2021, an increase of $106,330. There was an increase in rent expenses as a result of the Empire acquisition, increasing $1,755,643 from $7,020 during the six months ended June 30, 2021 to $1,762,663 during the same period in 2022.

Our other general and administrative expenses increased to $616,389 for the six months ended June 30, 2022 from $198,728 for the same period in 2021, an increase of $417,661, as a result of the Company’s operations expanding from the Empire acquisition.

The increase of these expenditures resulted in our total operating expenses increasing to $9,491,466 during the six months ended June 30, 2022 compared to $802,343 during the six months ended June 30, 2021, an increase of $8,689,123.

Loss from Operations

Our loss from operations increased by $360,416 to $1,161,450 during the six months ended June 30, 2022, from $801,034 during the six months ended June 30, 2021 for the reasons discussed above.

Other Expense

During the six months ended June 30, 2022, we incurred other expenses of $(18,149,173), as compared to other income $12,188,924 for the six months ended June 30, 2021, a change of $(30,338,097) There was a gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable in exchange for cash of $163,420 and $170,085,696 for the six months ended June 30, 2022 and 2021, respectively. We did not incur a gain or loss on the derivative liability for authorized share deficiency during the six months ended June 30, 2022, whereas we incurred expenses of $(162,275,278) for the derivative liability for authorized share shortfall during the six months ended June 30, 2021. There were no gains or losses on the conversion of convertible notes during the six months ended June 30, 2022, as compared to $880 loss on the conversion of convertible debentures during the six months ended June 30, 2021. There was no gain or loss on the settlement of convertible notes and accrued interest, warrants, and accounts payable in exchange for Series Y preferred shares during the six months ended June 30, 2022, whereas as there was a gain of $4,854,139 during the same period in 2021. There was no gain of forgiveness of debt for the six months ended June 30, 2022, where was there was a gain of $192,521 during the same period in 2021. In addition, interest expense increased to $(32,577,069) during the six months ended June 30, 2022 as compared to $(968,159) during the six months ended June 30, 2021. Lastly, there were gains in the fair value of derivative liabilities of $14,264,476 and $300,885 during the six months ended June 30, 2022 and 2021, respectively.

Net Loss Available to Common Stockholders

Our net loss available to shareholders decreased by $4,100,410 to $19,310,623 during the six months ended June 30, 2022, from a $23,411,033 loss during the six months ended June 30, 2021 for the reasons discussed above.

Liquidity and Capital Resources

Net cash generated by operating activities for the six months ended June 30, 2022 was $566,238 as compared to $385,658 used in operating activities for the six months ended June 30, 2021. The cash flows generated by operating activities were driven by a net loss of $19,310,623, amortization of right of use assets (related-party) of $210,114, amortization of right of use assets of $997,027, depreciation and amortization of $1,815,367, payment of accrued rent to a related party of $122,865, increase of prepaid expenses of $70,109, decrease of security deposit of $2,437, increase of accounts payable and accrued expenses of $58,462, a change in operating lease liabilities of $1,008,459, largely offset by a gain on the settlement of convertible notes and accrued interest of $163,420, interest and amortization of debt discount of $32,577,069, change in the value of derivative liabilities of $14,264,476, increase in accounts receivable of $82,925, increases in inventories of $122,154, and a decrease in environmental remediation liabilities of $22,207. Cash flows used in operations for the six months ended June 30, 2021 were impacted primarily from the net loss of $11,387,890, partially offset by non-cash items including derivative liability for authorized share deficiency of $162,275,278, gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y preferred shares of $4,854,139, gain on settlement of convertible notes payable and accrued interest and cancelation of common shares and warrants for cash of $170,085,696, interest and amortization of debt discount of $967,759, change in fair value of derivative liabilities of $300,885, gain on conversion of convertible notes payable of $880, as well as an increase in accrued payroll and related expenses of $123,929, an increase in contract liabilities of $25,000, an increase in prepaid expenses of $50,000, and an increase in accounts payable and accrued expenses of $49,992.

Net cash used in investing activities was $2,547,323 and $0 for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, there was cash used in the purchase of equipment of $2,394,823, of which $152,500 was paid to a related-party.

Net cash generated by financing activities for the six months ended June 30, 2022 was $62,961, as compared to cash generated by financing activities of $385,434 during the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company utilized $162,039 towards payments on non-convertible notes and received $225,000 in proceeds from a non-convertible note. During the six months ended June 30, 2021, there were cash proceeds of $200,000 from the sale of Series X Preferred Stock, proceeds of $357,053 from the sale of non-convertible notes payable, proceeds of $14,311 from advances, repayments of advances of $9,930, and cash utilized in the settlement of debt and warrants of $176,000.

Capital Resources

As of June 30, 2022, we had cash on hand of $1,040,169. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Required Capital over the Next Fiscal Year

The Company is currently generating positive cashflows from operating activities and does not believe it will need to raise any additional capital to continue operations for the foreseeable future. Should the Company choose to raise capital, it believes it can do so through non-equity based instruments such as non-convertible notes, lines of credit, and cash advances.

If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and require significant debt service payments, which diverts resources from other activities. The Company’s ability to raise additional capital will also be impacted by the outbreak of COVID-19, as well as market conditions and the price of the Company’s common stock.

On July 22, 2022, simultaneously with the listing of the Company’s common stock on Nasdaq, the Company issued 6,896,901 shares of common stock for the conversion of its senior secured convertible notes in the principal amount of $37,714,966 together with accrued interest in the amount of $1,470,884. See Note 20 – Subsequent Events. The following pro-forma unaudited June 30, 2022 condensed balance sheet shows the effect of this debt conversion as if the transaction occurred on June 30, 2022:

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

UNAUDITED PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET

As of June 30, 2022

UNAUDITED

		Conversion of
	June 30,	Debt and		Pro Forma
	2022	Accrued Interest		Combined

ASSETS
Current assets	$1,696,359	-		$1,696,359
Non-current assets	36,852,875	-		36,852,875
Total assets	$38,549,234	-		$38,549,234

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$49,517,683	$(39,023,107	)(A)(B)	$10,494,576
Non-current liabilities	1,930,472	-		1,930,472

Shareholders’ (deficit) equity	$(12,898,920)	$39,023,107	(C)(D)(E)	$26,124,187

Total liabilities and shareholders’ equity	$38,549,235	$-		$38,549,235

(A) Represents the conversion of $1,308,141 of accrued interest into shares of common stock.

(B) Represents the conversion of $37,714,966 of principal into shares of common stock.

(C) Represents the issuance of 6,896,901 shares of common stock for the conversion of convertible debt and accrued interest.

(D) Represents the (i) $36,553,575 fair value of the 6,896,901 shares of common stock at $5.30 per share, less the (ii) par value of the $6,896,901 shares of common stock.

(E) Represents the $2,306,789 loss on conversion of convertible debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the Company’s CEO (the principal executive officer) and CFO (the principal financial officer) concluded that the Company’s disclosure controls and procedures as of June 30, 2022 were not effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As disclosed in Note 9 – Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters and there have been no material developments since December 31, 2021 with respect to our legal proceedings, except as described in Note 9 – Commitments and Contingencies. The disclosures set forth in Note 9 – Commitments and Contingencies relating to certain legal matters are incorporated herein by reference.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item 1A. Please see the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 14, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.” of Form 8-K.

On April 11, 2022, the Company entered into the First Amendment to the Employment Agreement dated September 30, 2021, providing for the Company’s Chief Executive Officer to receive a bonus of $250,000 per quarter payable by the last day of every quarter in accordance with the Company’s regular payroll procedures.

The foregoing description of the First Amendment to the Employment Agreement is not complete and is qualified in its entirety by reference to the full text of the First Amendment to the Employment Agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS

(b) Exhibit Index

		Incorporated by Reference
No.	Description	Form	Filing Number	Exhibit	Filing Date

3.1	Third Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 25, 2022).	8-K	000-55431	3.1	February 25, 2022
3.2	Bylaws of the Registrant.	S-1	333-196735	3.3	June 13, 2014
3.3	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017.	8-K	000-55431	3.1	July 14, 2017
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock.	8-K	000-55431	3.1	July 12, 2019
3.5	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.	8-K	000-55431	3.2	July 12, 2019
3.6	Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock.	8-K	000-55431	3.1	July 22, 2019
3.7	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock.	10-K	000-55431	3.7	July 16, 2020
3.8	Certificate of Designations, Preferences and Rights of the Series X Convertible Preferred Stock.	10-Q	000-55431	3.1	December 18, 2020
3.9	Certificate of Designations, Preferences and Rights of the Series Y Convertible Preferred Stock.	10-K	000-55431	3.9	April 16, 2021
3.10	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series X Convertible Preferred Stock filed with the Secretary of State on May 24, 2021	8-K	000-55431	3.1	May 25, 2021
3.11	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series Y Convertible Preferred Stock filed with the Secretary of State on December 30, 2020	8-K	000-55431	3.2	May 25, 2021
3.12	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. effective September 30, 2021, field with the Secretary of State on September 30, 2021	8-K	000-55431	3.1	October 6, 2021
3.13	Certificate of Designations, Preferences and Rights of the Series Z Convertible Preferred Stock	8-K	000-55431	3.1	October 20, 2021
3.14	Certificate of Elimination of Series C Convertible Preferred Stock of Greenwave Technology Solutions, Inc.	8-K	000-55431	3.1	December 17, 2021
3.15	Certificate of Amendment to Certificate of Incorporation of MassRoots, Inc.	8-K	000-55431	3.1	February 25, 2022
3.16	Certificate of Amendment to Certificate of Incorporation of Greenwave Technology Solutions, Inc.	8-K	000-55431	3.2	February 25, 2022
10.1***	First Amendment to Employment Agreement by and between the Company and Danny Meeks dated April 11, 2022

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.

+	Attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the U.S. Securities and Exchange Commission.

**	Agreement with management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Date: August 10, 2022	By:	/s/ Danny Meeks
Danny Meeks, Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Howard Jordan
Howard Jordan, Chief Financial Officer (Principal Financial and Accounting Officer)

