Form 10-Q
period 2022-09-30
Greenwave Technology Solutions, Inc.
filed 2022-11-14
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 10,712,319 shares of the registrant’s common stock issued and outstanding.

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

-ii-

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)

ASSETS
Current assets:
Cash	$1,568,104	$2,958,293
Inventories	717,679	381,002
Accounts receivable	672,664	-
Prepaid expenses	38,635	-
Total current assets	2,997,082	3,339,295

Property and equipment, net	7,809,702	2,905,037
Operating lease right of use assets, net - related party	2,982,948	3,479,895
Operating lease right of use assets, net	343,291	140,628
Licenses, net	19,146,600	20,742,150
Customer list, net	2,015,100	2,183,025
Intellectual property, net	2,428,800	2,884,200
Goodwill	2,499,753	2,499,753
Security deposit	2,593	3,587

Total assets	$40,225,869	$38,177,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,616,431	$2,773,894
Accrued payroll and related expenses	3,914,410	4,001,470
Contract liabilities	25,000	25,000
Advances	85,000	97,000
Non-convertible notes payable, current portion, net of unamortized debt discount of $714,684 and $11,724, respectively	3,242,952	228,276
Derivative liabilities	-	44,024,242
Convertible notes payable, net of unamortized debt discount of $0 and $31,255,497, respectively	-	6,459,469
Due to related parties	14,981	122,865
Operating lease obligations, current portion - related party	2,628,118	1,427,618
Operating lease obligations, current portion	101,067	43,020
Environmental remediation	-	22,207
Total current liabilities	13,627,959	59,225,061

Operating lease obligations, less current portion - related party	481,155	1,987,752
Operating lease obligations, less current portion	211,440	288,108
Non-convertible notes payable, net of unamortized debt discount of $477,323 and $289, respectively	3,412,618	24,711
Total liabilities	17,733,172	61,525,632

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series Z, $0.001 par value, $20,000 stated value, 500 shares authorized; 383 and 500 shares issued and outstanding, respectively	-	1
Common stock, $0.001 par value, 1,200,000,000 and 500,000,000 shares authorized; 10,712,319 and 3,331,916 shares issued and outstanding, respectively	10,712	3,332
Common stock to be issued, 0 and 8,500 shares, respectively	-	8
Additional paid in capital	379,049,367	275,058,282
Discount on preferred stock	-	-
Accumulated deficit	(356,567,382)	(298,409,685)
Total stockholders’ equity (deficit)	22,492,697	(23,348,062)

Total liabilities and stockholders’ equity	$40,225,869	$38,177,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
		(As Restated)		(As Restated)

Revenues	$7,347,223	$54	$27,972,612	$1,660

Cost of Revenues	4,862,334	-	17,157,707	297

Gross Profit	2,484,889	54	10,814,905	1,363

Operating Expenses:
Advertising	9,662	(4,578)	69,963	18,125
Payroll and related expense	2,055,442	66,693	4,936,882	225,603
Rent, utilities and property maintenance ($670,938 and $0; $1,854,814 and $0, respectively, to related party)	810,786	-	2,573,449	7,020
Hauling and equipment maintenance	926,761	-	2,760,755	-
Depreciation, impairment, and amortization expense	1,151,540	-	2,966,907	-
Consulting, accounting and legal	31,215	274,411	552,527	689,393
Other general and administrative expenses	793,645	58,786	1,410,034	257,514
Total Operating Expenses	5,779,051	395,312	15,270,517	1,197,655

Loss From Operations	(3,294,162)	(395,258)	(4,455,612)	(1,196,292)

Other Income (Expense):
Interest expense	(688,570)	(1,191,405)	(33,265,639)	(2,159,564)
Change in derivative liability for authorized shares shortfall	-	2,641,481	-	(159,633,797)
Change in fair value of derivative liabilities	-	-	14,264,476	300,885
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable in exchange for Series Y and Series Z preferred shares and cash	188,500	(1,578,559)	351,920	173,361,276
Warrant expense for liquidated damages settlement	(7,408,681)	-	(7,408,681)	-
Gain on forgivness of debt	-	-	-	192,521
Gain (loss) on conversion of convertible notes	2,625,378	-	2,625,378	(880)
Total Other Income (Expense)	(5,283,373)	(128,483)	(23,432,546)	12,060,441

Net Loss Before Income Taxes	(8,577,535)	(523,741)	(27,888,158)	10,864,149

Provision for Income Taxes (Benefit)	-	-	-	-

Net Loss	(8,577,535)	(523,741)	(27,888,158)	10,864,149

Deemed dividend for Series Z price protection trigger upon uplisting	(7,237,572)	-	(7,237,572)	-
Deemed dividend for triggering of warrant price protection upon uplisting	(21,115,910)	-	(21,115,910)	-
Deemed dividend for repricing of certain warrants for liquidated damages waiver	(462,556)	-	(462,556)	-
Deemed dividend resulting from amortization of preferred stock discount	-	-	-	(34,798,923)

Net Income (Loss) Available to Common Stockholders	$(37,393,573)	$(523,741)	$(56,704,196)	$(23,934,774)

Net Income (Loss) Per Common Share:
Basic	$(4.30)	$(0.11)	$(9.43)	$(5.11)
Diluted	$(4.30)	$(0.11)	$(9.43)	$(5.11)

Weighted Average Common Shares Outstanding:
Basic	8,696,483	4,687,483	6,012,047	4,685,037
Diluted	8,696,483	4,687,483	6,012,047	4,685,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Preferred Stock Series Z		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2022	500	$1	3,340,416	$3,340	-	-	$304,818,048	$(317,720,309)	$(12,898,920)
Issuance of common stock upon conversion of convertible debt at uplisting	-	-	6,896,903	$6,897	-	-	$36,553,575	$-	$36,560,471
Issuance of common stock upon conversion of Series Z Preferred	(117)	-	475,000	$475	-	-	$1,453,025	$(1,453,500)	-
Warrant expense for liquidated damages waiver	-	-	-	-	-	-	$7,408,681	$-	$7,408,681
Deemed dividend for Series Z price protection trigger upon uplisting	-	-	-	-	-	-	$7,237,572	$(7,237,572)	-
Deemed dividend for triggering of warrant price protection upon uplisting	-	-	-	-	-	-	$21,115,910	$(21,115,910)	-
Deemed dividend for repricing of certain warrants for liquidated damages waiver	-	-	-	-	-	-	$462,556	$(462,556)	-
Net loss	-	-	-	-	-	-	-	$(8,577,535)	$(8,577,535)
Balance at September 30, 2022	383	1	10,712,319	$10,712	-	$-	$379,049,367	$(356,567,382)	$22,492,697

	Preferred Stock Series Z		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2021	500	$1	3,331,916	$3,332	8,500	$8	$275,058,282	$(298,409,685)	$(23,348,062)
Issuance of common stock previously recorded as to be issued	-	-	8,500	$8	(8,500)	$(8)	-	-	-
Elimination of derivative liabilities for authorized share shortfall	-	-	-	-	-	-	$29,759,766	-	$29,759,765
Issuance of common stock upon conversion of convertible debt at uplisting	-	-	6,896,903	$6,897	-	-	$36,553,575	-	$36,560,471
Issuance of common stock upon conversion of Series Z Preferred	(117)	-	475,000	$475	-	-	$1,453,025	$(1,453,501)	-
Warrant expense for liquidated damages waiver	-	-	-	-	-	-	$7,408,681	-	$7,408,681
Deemed dividend for Series Z price protection trigger upon uplisting	-	-	-	-	-	-	$7,237,572	$(7,237,572)	-
Deemed dividend for repricing & issuance of additional warrants upon uplisting	-	-	-	-	-	-	$21,115,910	$(21,115,910)	-
Deemed dividend for repricing of certain warrants for liquidated damages waiver	-	-	-	-	-	-	$462,556	$(462,556)	-
Net loss	-	-	-	-	-	-	-	$(27,888,158)	$(27,888,158)
Balance at September 30, 2022	383	$1	10,712,319	$10,712	-	$-	$379,049,367	$(356,567,382)	$22,492,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

(As Restated)

	Preferred Stock										Common Stock to		Additional	Discount on
	Series X		Series Y		Series Z		Series C		Common Stock		be Issued		Paid	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Total

Balance at June 30, 2021	26.05	$-	720.515674	$1	-	$-	1,000	$1	1,681,914	$1,681	$3,021,250	$3,021	$300,049,604	$-	$(324,596,745)	$(24,542,427)
Series Z preferred shares issued as equity kicker for note payable	-	-	-	-	250	-	-	-	-	-	-	-	$867,213	-	-	$867,214
Series Z preferred shares issued as part of settlement agmt	-	-	-	-	250	$1	-	-	-	-	-	-	$6,530,867	-	-	$6,530,867
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$(523,741)	$(523,741)
Balance at September 30, 2021	26.05	$-	720.515674	$1	500	$1	1,000	$1	1,681,914	$1,681	3,021,250	$3,021	$307,469,693	$-	$(325,120,486)	$(17,668,087)

	Preferred Stock										Common Stock to		Additional	Discount on
	Series X		Series Y		Series Z		Series C		Common Stock		be Issued		Paid	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Total

Balance at December 31, 2020	16.05	$-	654.781794	$1	-	$-	1,000	$1	1,661,431	$1,661	3,024,604	$3,025	$284,420,948	$(20,973,776)	$(301,185,712)	$(37,733,852)
Issuance of common shares previously to be issued	-	-	-	-	-	-	-	-	3,354	$3	(3,354)	$(3)	-	-	-	-
Issuance of common shares for services rendered	-	-	-	-	-	-	-	-	7,251	$7	-	-	$166,848	-	-	$166,855
Common stock issued upon conversion of convertible notes	-	-	-	-	-	-	-	-	14,828	$15	-	-	$132,987	-	-	$133,002
Cancelation of common shares and warrants in exchange for cash paid per cancelation agreement	-		-	-	-	-	-	-	(4,950)	$(5)	-	-	$11,005	-	-	$11,000
Sale of Series X preferred shares	10.00	-	-	-	-	-	-	-	-	-	-	-	$200,000	-	-	$200,000
BCF recognized upon issuance of Series X preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	$2,852,500	$(2,852,500)	-	-
Series Y preferred shares issued in exchange for convertible notes, accrued interest and warrants	-	-	65.733880	-	-	-	-	-	-	-	-	-	$1,314,678	-	-	$1,314,678
BCF recognized upon issuance of Series Y preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	$10,972,647	$(10,972,647)	-	-
Deemed dividend resulting from amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	-	-	-	$34,798,923	$(34,798,923)	-
Series Z preferred shares issued as equity kicker for note payable	-	-	-	-	250	-	-	-	-	-	-	-	$867,213	-	-	$867,214
Series Z preferred shares issued as part of settlement agmt	-	-	-	-	250	$1	-	-	-	-	-	-	$6,530,867	-	-	$6,530,867
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$10,864,149	$10,864,149
Balance at September 30, 2021	26.05	$-	720.515674	$1	$500	$1	1,000	$1	1,681,914	$1,681	3,021,250	$3,021	$307,469,693	$-	$(325,120,486)	$(17,668,087)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(FORMERLY MASSROOTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$(27,888,158)	$10,864,149
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,790,714	-
Change in right of use assets	1,590,136	-
Amortization of right of use asssets, net	304,349	-
Change in fair value of derivative liabilities	(14,264,476)	(300,885)
Change in derivative liability for authorized shares shortfall	-	159,633,797
Warrant expense for liquidated damages settlement	7,408,681
Interest and amortization of debt discount	33,265,639	2,157,964
Impairments recongized on property and equipment	176,192
(Gain) loss on conversion of convertible notes payable	(2,625,378)	880
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y preferred shares	-	(173,361,276)
Gain on settlement of convertible notes payable and accrued interest and advances	(351,920)	-
(Gain) on forgiveness of debt	-	(192,521)
Changes in accrued rent due to related party	(107,884)	-
Share-based compensation	-	166,855
Expenses paid directly by non-convertible note holder on behalf of company		158,371
Changes in operating assets and liabilities:
Inventories	(336,677)	-
Accounts receivable	(672,664)	-
Prepaid expenses	(38,635)	97,132
Security deposits	994	-
Accounts payable and accrued expenses	(922,318)	187,022
Accrued payroll and related expenses	(69,296)	173,243
Deferred revenue	-	25,000
Contract liabilities	-	-
Environmental remediation	(22,207)	-
Change in lease liability	(304,349)	-
Net cash used in operating activities	(2,067,257)	(390,269)

Cash flows from investing activities:
Purchases of property and equipment - related party	(172,500)	-
Purchases of property and equipment	(3,511,807)	-
Net cash used in investing activities	(3,684,307)	-

Cash flows from financing activities:
Proceeds from sale of Series X preferred shares	-	200,000
Proceeds from issuance of non-convertible notes payable	6,162,500	357,053
Repayment of a non-convertible note payable	(1,788,458)	-
Proceeds from advances	-	28,991
Repayments of advances	(12,000)	(20,178)
Cash paid in settlement of debt and warrants	-	(176,000)
Net cash provided used in financing activities	4,362,042	389,866

Net decrease in cash	(1,389,522)	(403)

Cash, beginning of period	2,958,293	1,485

Cash, end of period	$1,568,771	$1,082

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$198,000	$1,600
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Series Y preferred shares issued as settlement for convertible notes payable, accrued interest and warrants	$-	$1,314,678
Reclassification of derivative liability to additional paid in capital due to elimination of authorized share shortfall	$29,759,766	$-
Increase in right of use assets and operating lease liabilities	$2,677,544	$-
Land purchased with deed of trust notes	$1,200,000
Note proceeds for equipment purchases	$590,000	$-
Equipment purchases in accounts payable and accrued expenses	$311,805	$-
Issuance of common shares previously to be issued	$8	$1,006
Amortization of discount on preferred stock	$-	$34,798,923
Common shares issued upon conversion of convertible notes and accrued interest	$6,897	$443
Common shares issued upon conversion of Series Z Preferred	$475	$-
Deemed dividend for warrant repricing at uplisting	$21,115,910	$-
Deemed dividend for price protection trigger in Series Z Preferred at uplisting	$7,237,572	$-
Deemed dividend for repricing of certain warrants for liquidated damages waiver	$462,556	$-
Reclassify accrued interest to convertible notes payable	$-	$93,685
Reduction of derivative liabilities stemming from settlement of convertible notes payable, accrued interest and warrants in exchange for Series Y preferred shares	$-	$4,834,911
Reduction of derivative liabilities stemming from settlement of convertible notes payable, accrued interest and cancelation of common shares and warrants for cash	$-	$169,815,037
Series Z preferred shares issued as equity kicker for note payable	$-	$867,213
Series Z preferred shares issued as part of settlement agreement	$-	$6,530,868
Expenses paid directly by non-convertible note holder on behalf of company	$-	$158,371
Settlement paid directly by CEO on behalf of company	$-	$1,000,000
Settlement payment made directly by CEO on behalf of company	$-	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(formerly MassRoots, Inc.)

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three and nine months ended September 30, 2022 and 2021, its cash flows for the nine months ended September 30, 2022 and 2021, and its financial position as of September 30, 2022 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2022, the Company had cash of $1,568,104 and a working capital deficit (current liabilities in excess of current assets) of $10,630,878. The accumulated deficit as of September 30, 2022 was $356,567,382. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

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

The Company has taken significant action to mitigate this going concern and on July 22, 2022, convertible debt in the principal amount of $37,714,966 was converted into shares of common stock, significantly improving the Company’s balance sheet. See Note 10 – Convertible Debt.

The Company believes that the current cash on hand of $1,568,104 and anticipated cash from operations is sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements. In addition, management believes they can raise additional capital, if necessary, through both equity and debt financing

If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and require significant debt service payments, which diverts resources from other activities. The Company’s ability to raise additional capital will also be impacted by the outbreak of COVID-19, as well as market conditions and the price of the Company’s common stock.

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

Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of September 30, 2022 and December 31, 2021, the uninsured balances amounted to $1,318,104 and $2,727,928, respectively.

Accounts Receivable

Accounts receivable represent amounts primarily due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for credit losses, are recorded at the invoiced amount and do not bear interest. The Company delivers shipments of scrap metal to customers and typically receives payment within 45 days of delivery.

The Company evaluates the collectability of its accounts receivable based on a combination of factors, including the aging of customer receivable balances, the financial condition of the Company’s customers, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. As of September 30, 2022 and December 31, 2021, the accounts receivable balances amounted to $672,664 and $0, respectively.

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

The Company realizes revenue upon the fulfillment of its performance obligations to customers. As of September 30, 2022 and December 31, 2021, the Company had a contract liability of $25,000 and $25,000, respectively, for contracts under which the customer had paid for and the Company had not yet delivered.

Inventories

Although we ship the ferrous and non-ferrous metals we purchase from suppliers multiple times per day, we do maintain inventories. We calculate the value of the inventories we do carry, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the value of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $717,679 and $381,002, respectively, as of September 30, 2022 and December 31, 2021.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $9,662 and $(4,578) for the three months ended September 30, 2022 and 2021, respectively. Advertising costs were $69,963 and $18,125 for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of September 30, 2022 and December 31, 2021 using the applicable classification criteria enumerated under ASC 815, “Derivatives and Hedging.” The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands. As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period. The Company also records derivative liabilities for instruments, including convertible notes, preferred stock, and warrants, in which the Company does not have sufficient authorized shares to cover the conversion of these instruments into shares of common stock. Upon elimination of derivative liabilities an authorized share shortfall, the Company reclassifies the carrying value of the derivative liabilities at the date of the resolution of the authorized share shortfall to additional paid in capital.

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. As of September 30, 2022 and December 31, 2021, the Company had accruals reported on the balance sheet as current liabilities of $0 and $22,207, respectively, as the Company had paid all civil penalties and completed all remediation activities required under the Virginia DEQ Consent Order dated June 30, 2021. See Note 9—Commitments and Contingencies.

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

We test our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. As of September 30, 2022, no such circumstances had occurred. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is December 31.

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

The computation of basic and diluted income (loss) per share, for the three and nine months ended September 30, 2022 and 2021 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities are as follows:

	September 30, 2022	September 30, 2021
Common shares issuable upon conversion of convertible notes	-	754,493
Options to purchase common shares	92,116	92,116
Warrants to purchase common shares	9,789,048	38,583
Common shares issuable upon conversion of preferred stock	1,551,989	26,059,262
Total potentially dilutive shares	11,433,153	26,944,454

On February 17, 2022 the Company effectuated a 1-for-300 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted and restated the weighted-average common shares included within its condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021. The basic and diluted weighted-average common shares are retroactively converted to shares of the Company’s common stock to conform to the recasted condensed consolidated statements of stockholders’ equity.

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

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Empire had occurred as of the beginning of the following period:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net Revenues	$6,836,459	$19,659,386
Net Income (Loss) Available to Common Shareholders	$(174,603)	$(23,258,834)
Net Basic Earnings (Loss) per Share	$(0.04)	$(3.00)
Net Diluted Earnings (Loss) per Share	$(0.04)	$(3.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30, 2022	December 31, 2021
Machinery and Equipment	$8,309,983	$4,816,756
Furniture and Fixtures	6,128	-
Land	980,129	-
Buildings	724,170	-
Vehicles	20,000	-
Leaseholder Improvements	252,851	-
Subtotal	10,293,261	4,816,756
Less accumulated depreciation	(2,483,559)	(1,911,719)
Property and equipment, net	$7,809,702	$2,905,037

Depreciation expense for the three months ended September 30, 2022 and 2021 was $237,788 and $0, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $571,840 and $0, respectively. There was an impairment expense on land of $176,192 for both the three and nine months ended September 30, 2022, as compared to $0 for the three and nine months ended September 30, 2021.

NOTE 6 – ADVANCES AND NON-CONVERTIBLE NOTES PAYABLE

Advances

During the nine months ended September 30, 2022 and 2021, the Company received aggregate proceeds from advances of $0 and $28,991 and repaid an aggregate of $12,000 and $20,178, respectively, of advances. During the nine months ended September 30, 2022, the Company paid $3,000 of interest on an advance and recorded gain on settlements of advances of $1,000. Included in the nine months ended September 30, 2021 were $2,091 of advances from and $5,278 of repayments to the Company’s former Chief Executive Officer and a $25,000 settlement payment made by Empire Services, Inc. on behalf of the Company prior to the Company’s acquisition of Empire. As of September 30, 2022 and December 31, 2021, the Company owed $0 and $4,000 in accrued interest, respectively, on advances. As of September 30, 2022 and December 31, 2021, the Company owed $85,000 and $97,000 in principal on advances.

Non-Convertible Notes Payable

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company (See Note 9 – Commitments and Contingencies). Under the terms of the Resolution Agreement, which the Company has classified as a non-convertible note, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. The Company has made the October 2021 to October 2022 monthly payments. There was amortization of the debt discount of $2,574 during the three months ended September 30, 2022 and $7,723 during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company made $135,000 in payments towards the Resolution Agreement. As of September 30, 2022, the Resolution Agreement had a balance of $65,710, net an unamortized debt discount of $4,290.

On January 24, 2022, the Company settled a non-convertible note in the principal amount of $55,000 with accrued interest and penalties of $358,420 for a cash payment of $250,000. The Company realized a gain on settlement of debt of debt of $163,420. This was accounted for as a debt extinguishment.

On April 11, 2022, the Company entered into a vehicle financing agreement with GM Financial for the purchase of a vehicle for use by the Company’s Chief Executive Officer in the principal amount of $74,186. GM Financial financed $65,000 of the purchase price of the vehicle and the Company was required to make a $10,000 down payment. There was a $2,400 rebate applied to the purchase price. The Company is required to make 60 monthly payments of $1,236. During the nine months ended September 30, 2022, the Company made $6,182 in payments towards the financing agreement. There was amortization of the debt discount of $452 during the three months ended September 30, 2022 and amortization of the debt discount of $845 during the nine months ended September 30, 2022. As of September 30, 2022, the financing agreement had a balance of $59,662, net an unamortized debt discount of $8,342.

On April 21, 2022, the Company entered into a secured promissory note in the principal amount of $964,470 for the financing and installation of a piece of equipment in the amount $750,000. The Company is required to make monthly payments in the amount $6,665 through October 2022 and monthly payments of $19,260 until October 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on October 21, 2026. During the nine months ended September 30, 2022, the Company made $26,660 in payments towards the note. There was amortization of the debt discount of $13,307 during the three months ended September 30, 2022 and amortization of the debt discount of $22,438 during the nine months ended September 30, 2022. As of September 30, 2022, the note had a balance of $745,778 net an unamortized debt discount of $192,031.

On August 1, 2022, the Company entered into an advance in the principal amount of $1,587,500 for a purchase price of $1,225,000. The Company was required to make weekly payments in the amount $37,798 through June 2023. The advance matures on June 4, 2023. There was amortization of the debt discount of $362,500 and a gain on settlement of debt of $263,095, respectively, during the three and nine months ended September 30, 2022. The Company made repayments of $1,324,405 during the nine months ended September 30, 2022. As of September 30, 2022, the advance had a balance of $0 net an unamortized debt discount of $0.

On August 1, 2022, the Company entered into an advance in the principal amount of $952,500 for a purchase price of $735,000. The Company is required to make weekly payments in the amount $22,679 through June 2023. The advance matures on June 4, 2023. There was amortization of the debt discount of $41,325 during the three and nine months ended September 30, 2022. The Company made repayments of $181,429 during the nine months ended September 30, 2022. As of September 30, 2022, the advance had a balance of $594,896 net an unamortized debt discount of $176,175.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. As of September 30, 2022, the note had a principal balance of $600,000 and accrued interest of $3,205.

On September 1, 2022, the Company entered into an additional Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. As of September 30, 2022, the note had a principal balance of $600,000 and accrued interest of $3,205.

On September 14, 2022, the Company entered into a secured promissory note in the principal amount of $2,980,692 for a purchase price of $2,500,000. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount $82,797 through September 2025. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on September 14, 2025. There was amortization of the debt discount of $7,024 during the three and nine months ended September 30, 2022. As of September 30, 2022, the note had a balance of $2,507,024 net an unamortized debt discount of $473,668.

On September 28, 2022, the Company entered into an advance in the principal amount of $1,815,000 for a purchase price of $1,477,500. The Company is required to make weekly payments in the amount $36,012 through September 2023. The advance matures on October 18, 2023. There was amortization of the debt discount of $0 during the three and nine months ended September 30, 2022. As of September 30, 2022, the advance had a balance of $1,477,500 net an unamortized debt discount of $337,500.

The following table details the current and long-term principal due under non-convertible notes as of September 30, 2022.

Principal
Non-Convertible Note ($5,000 current)	$5,000
Sheppard Mullin Resolution Agreement ($70,000 current)	70,000
GM Financial ($14,837 current)	68,004
Equipment Financing Loan ($218,525 current)	937,810
Secured Promissory Note ($993,564 current)	2,980,692
Deed of Trust Note ($53,712 current)	600,000
Deed of Trust Note ($53,712 current)	600,000
Libertas Advance ($1,815,000 current)	1,815,000
Lendspark Advance ($771,071 current)	771,071
Debt Discount	(1,192,007)
Total Principal of Non-Convertible Notes, net	$6,655,570

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2022 and December 31, 2021, the Company owed accounts payable and accrued expenses of $3,616,431 and $2,773,894, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	September 30, 2022	December 31, 2021
Accounts Payable	$827,830	$623,557
Credit Cards	262,643	126,063
Accrued Interest	1,617,649	1,880,066
Accrued Expenses	908,309	144,208
Total Accounts Payable and Accrued Expenses	$3,616,431	$2,773,894

NOTE 8 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. As of September 30, 2022 and December 31, 2021, the Company owed payroll tax liabilities, including penalties, of $3,914,410 and $4,001,470, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

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

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company. Under the terms of the Resolution Agreement, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. The Company has made the October 2021 through October 2022 monthly payments.

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

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred $71,017 in environmental remediation liabilities, of which $15,017 was a fair estimate of the cost to remediate the properties it leases and a balance of $56,000 for the civil penalty as of the acquisition date. The Company paid $34,983 towards the remediation of the properties and $42,000 towards the civil penalty from October 1, 2021 to December 31, 2021. The Company paid $22,207 towards the remediation of the properties and $14,000 towards the civil penalty during the nine months ended September 30, 2022. As of September 30, 2022, the Company had $0 in civil penalties and $0 in costs remaining to remediate the properties in accordance with the Consent Order. The Company is committed to improving its processes and controls to ensure its operations have minimal environmental impact with the goal of minimizing the number of comments and citations received by the Department of Environmental Quality going forward.

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

On July 22, 2022, simultaneously with the listing of the Company’s common stock on Nasdaq, the Company issued 6,896,901 shares of common stock for the conversion of its senior secured convertible notes in the principal amount of $37,714,966 together with accrued interest in the amount of $1,470,884. The Company realized a gain on conversion of $2,625,378.

On September 12, 2022, in exchange for the waiver of liquidated damages in the amount of $2,726,022 due under the Registration Rights Agreement dated November 29, 2021, by and among the Company and certain of its convertible note and warrant holders party thereto, the Company reduced the exercise price of warrants to purchase 6,512,773 shares of common stock from $7.52 per share to $5.50 per share, in addition to issuing additional warrants to purchase 2,726,022 shares of common stock at $5.50 per share. The Company realized a deemed dividend of $462,556 as result of the repricing of certain warrants. The Company recorded an expense of $7,408,681 for the issuance of new warrants for the waiver of liquidated damages.

The maturity dates of the convertible notes outstanding at September 30, 2022:

Maturity Date	Principal Balance Due
November 30, 2022	$-
Total Principal Outstanding	$-

During the three months ended September 30, 2022, there was amortization of debt discount of $0. During the nine months ended September 30, 2022, there was amortization of debt discount of $31,255,497. As of September 30, 2022 and December 31, 2021, the remaining carrying value of the convertible notes was $0 and $6,459,469, net of unamortized debt discount of $0 and $31,255,497, respectively. As of September 30, 2022 and December 31, 2021, accrued interest payable of $0 and $192,191, respectively, was outstanding on the notes.

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

As of September 30, 2022, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements consisted of the following items as of September 30, 2022 and December 31, 2021.

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$44,024,242	$-	$-	$44,024,242

	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$-	$-

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2022:

Balance, December 31, 2021	$44,024,242
Transfers out due to elimination of the authorized share shortfall (reclassified to additional paid in capital)	(29,759,766)
Mark to market to February 17, 2022	(14,264,476)
Balance, September 30, 2022	$-

Gain on change in derivative liabilities for the nine months ended September 30, 2022	$14,264,476

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

Series Z

On September 30, 2021, the Company authorized the issuance of 500 shares of Series Z Preferred Stock, par value $0.001 per share. The Series Z Preferred Stock has a $20,000 stated value per share and all 500 Series Z preferred shares, in aggregate, are convertible into 19.98% of the issued and outstanding common shares of the Company (post conversion). The conversion rate is applicable on a pro rata basis to each share of Series Z Preferred Stock upon conversion. This anti-dilutive conversion feature is in effect until such time an S-1 Registration Statement is declared effective by the SEC in conjunction with a NASDAQ listing. The Company credited additional paid in capital $7,237,572 for a deemed dividend for the trigger of a price protection provision in the Series Z Preferred Stock upon uplisting to NASDAQ.

As of September 30, 2022 and December 31, 2021, there were 383 and 500 shares of Series Z Preferred Stock issued and outstanding.

On September 9, 2022, 117 shares of Series Z Preferred Stock with a stated value of $2,341,750 were converted into 475,000 shares of common stock.

Common Stock

The Company is authorized to issue 1,200,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended September 30, 2022, the Company issued 8,500 shares of the Company’s common stock previously recorded as to be issued as of December 31, 2021.

During the nine months ended September 30, 2022, the Company issued 6,896,903 shares of the Company’s common stock for the conversion of convertible debt in the principal amount of $37,714,966, together with accrued interest in the amount of $1,470,884. The Company recorded $2,625,378 gain on conversion and credited $36,553,575 to additional paid in capital for this conversion.

During the nine months ended September 30, 2022, the Company issued 475,000 shares of common stock for the conversion of 117 shares of Series Z Preferred Stock. The Company credited additional paid in capital $1,453,025 for the fair value of the common shares issued in this conversion.

As of September 30, 2022 and December 31, 2021, there were 10,712,319 and 3,331,916 shares, respectively, of common stock issued and outstanding.

Additional Paid in Capital

During the nine months ended September 30, 2022, the Company credited additional paid in capital $21,115,910 for a deemed dividend for the trigger of certain price protection provisions in certain warrants upon uplisting to Nasdaq. See Note 13 – Warrants.

During the nine months ended September 30, 2022, the Company credited additional paid in capital $7,408,681 for the fair value of warrants issued for the waiver of certain liquidated damages. See Note 13 – Warrants.

During the nine months ended September 30, 2022, the Company credited additional paid in capital $462,556 for a deemed dividend for the voluntary repricing of certain warrants for the waiver of certain liquidated damages. See Note 13 – Warrants.

NOTE 13 – WARRANTS

On July 22, 2022, simultaneously with the listing of the Company’s common stock on Nasdaq, the price protection provision in certain warrants were triggered, resulting in the purchase price per share of warrants to purchase 2,714,351 shares of common stock being reduced from $19.50 per share to $7.52 per share, in addition to the issuance of additional warrants to purchase 4,316,474 shares of common stock at $7.52 per share. The Company realized a deemed dividend of $21,115,910 as result of the repricing of certain warrants and the issuance of additional warrants. The price protection provision in the warrants expired as a result of the Nasdaq listing.

On September 12, 2022, in exchange for the waiver of certain liquidated damages due under the Registration Rights Agreement dated November 29, 2022, by and among the Company and certain of its convertible note and warrant holders party thereto, the Company reduced the exercise price of warrants to purchase 6,572,773 shares of common stock from $7.52 per share to $5.50 per share, in addition to issuing additional warrants to purchase 2,726,022 shares of common stock at $5.50 per share. The Company realized a deemed dividend of $462,556 as result of the repricing of certain warrants and a warrant expense for liquidated damages waiver for $7,408,681 for the issuance of new warrants.

A summary of the warrant activity for the nine months ended September 30, 2022 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,752,941	$19.77	4.86	$11,650
Granted	7,042,525
Exercised	-
Canceled/Exchanged	(6,418)
Outstanding at September 30, 2022	9,789,048	$5.73	4.38	$1,343
Exercisable at September 30, 2022	9,789,048	$5.73	4.38	$1,343

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.12	834	0.33	834
5.50 – 7.82	9,756,876	4.39	9,756,876
22.50 – 60.00	30,921	0.22	30,921
120.00	417	0.25	417
	9,789,048	4.38	9,789,048

The aggregate intrinsic value of outstanding stock warrants was $1,343 based on warrants with an exercise price less than the Company’s stock price of $1.73 as of September 30, 2022 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 14 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, the “Prior Plans”), and our 2021 Equity Incentive Plan in September 2021 (“2021 Plan” , and together with the Prior Plans, the “Plans”). The Prior Plans are identical, except for the number of shares reserved for issuance under each. As of September 30, 2022, the Company had granted an aggregate of 214,367 securities under the Plans since inception, with 167,300 shares available for future issuances. The Company made no grants under the plans during the nine months ended September 30, 2022.

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

There were no options issued during the nine months ended September 30, 2022. There was no options activity during the year ended December 31, 2021.

A summary of the stock option activity for the nine months ended September 30, 2022 as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	92,116	$148.11	5.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	-
Outstanding at September 30, 2022	92,116	$148.11	4.74	$-
Exercisable at September 30, 2022	92,116	$148.11	4.74	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$30.00-75.00	44,368	5.51	44,368
75.01-150.00	6,426	4.51	6,426
150.01-225.00	6,079	3.93	6,079
225.01-300.00	33,133	3.96	33,133
300.01-600.00	2,110	3.86	2,110
	92,116		92,116

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $1.73 as of September 30, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the three months ended September 30, 2022 and 2021 was $0 and $0, respectively. The fair value of all options that vested during the nine months ended September 30, 2022 and 2021 was $0 and $0, respectively. Unrecognized compensation expense of $0 as of September 30, 2022 will be expensed in future periods.

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

Upon effectiveness of the acquisition of Empire on October 1, 2021, the Company assumed $3,492,531 in ROU assets and $3,650,358 in lease liabilities for the leasing of scrap metal yards from an entity controlled by the Company’s Chief Executive Officer. Under the terms of the leases, Empire was required to pay an aggregate of $145,821 per month from January to March 2022. On April 1, 2022, the Company entered into amendments to the leases for its Kelford and Carrolton yards, increasing the monthly rent payments by an aggregate of $50,000 per month for use of an automotive shredder and downstream processing system, respectively, being installed on those properties. The Company is required to pay $199,821 per month in rent for these facilities from April to December 2022 and increasing by 3% on January 1st of every year thereafter. On September 1, 2022, the Company terminated the lease for its Portsmouth yard on account of the Company purchasing the land underlying the lease, reducing the lease payment by $11,200 per month. The leases expire on January 1, 2024 and the Company has two options to extend the leases by 5 years per option. In the event the Company does not exercise the options, the leases will continue on a month-to-month basis. The Company cannot sublease any of the properties under the lease agreements.

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

On July 1, 2022, Empire entered into a lease agreement for the leasing of certain equipment. Under the terms of the lease, Empire was required to pay $2,930 per month thereafter for a period of 24 months. The lease expires on July 31, 2024 and the Company does not have an option to renew or extend. The Company is responsible to any damage to the equipment under the terms of the lease.

ROU assets and liabilities consist of the following:

	September 30, 2022	December 31, 2021
ROU assets	$3,326,239	$3,620,523

Current portion of lease liabilities	$2,729,185	$1,715,726
Long term lease liabilities, net of current portion	692,595	2,030,722
Total lease liabilities	$3,421,780	$3,746,448

Aggregate minimum future commitments under non-cancelable operating leases and other obligations at September 30, 2022 were as follows:

Year ended December 31,
2022 (remaining)	$671,661
2023	2,740,776
2024	78,221
2025	68,295
2026	50,476
2027	14,448
Total Minimum Lease Payments	$3,623,877
Less: Imputed Interest	$(202,097)
Present Value of Lease Payments	$3,421,780
Less: Current Portion	$(2,729,185)
Long Term Portion	$692,595

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2027. Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the three months ended September 30, 2022 and 2021 was $696,643 and $0, respectively. Rent expense for the nine months ended September 30, 2022 and 2021 was $1,894,485 and $7,020, respectively. As of September 30, 2022, the leases had a weighted average remaining lease term of 2.25 years and a weighted average discount rate of 5.58%.

NOTE 16 – CONCENTRATIONS OF REVENUE

The Company has a concentration of customers. For the three months ended September 30, 2022, two individual customers accounted for $3,517,335 and $1,313,643, respectively, or approximately 47.87% and 17.88%, respectively, of our revenue. For the nine months ended September 30, 2022, three individual customers accounted for $15,639,193, $4,266,975 and $3,628,393, respectively, or approximately 55.91%, 15.25% and 12.97%, respectively, of our revenue.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 17 – RELATED PARTY TRANSACTIONS

As of September 30, 2022, the Company leases 12 scrap yard facilities by an entity controlled by the Company’s Chief Executive Officer. On April 1, 2022, the Company entered into amendments to the leases for its Kelford and Carrolton yards, increasing the monthly rent payments by an aggregate of $50,000 per month for use of an automotive shredder and downstream processing system, respectively, being installed on those properties, increasing by 3% on January 1st of every year for the duration of the leases. On September 1, 2022, the Company terminated the lease for its Portsmouth yard on account of the Company purchasing the land underlying the lease, reducing the lease payment by $11,200 per month.

During the three months ended September 30, 2022, the Company paid rents of $670,938 to an entity controlled by the Company’s Chief Executive Officer. During the nine months ended September 30, 2022, the Company paid rents of $1,854,814 to an entity controlled by the Company’s Chief Executive Officer. Additionally, during the nine months ended September 30, 2022, the Company paid $122,866 in accrued rents owed to an entity controlled by the Company’s Chief Executive Officer at December 31, 2021. As of September 30, 2022, the Company owed $14,981 in accrued rent to an entity controlled by the Company’s Chief Executive officer. See Note 15 – Leases.

During the nine months ended September 30, 2022, the Company purchased equipment for $152,500 from an entity controlled by the spouse of the Chief Executive Officer. During the nine months ended September 30, 2022, the Company purchased equipment for $20,000 from an entity controlled by the Chief Executive Officer.

NOTE 18 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	September 30, 2022
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated remaining useful life
Intellectual Property	$3,036,000	$(607,200)	$2,428,800	4.00 years
Customer List	2,239,000	(223,900)	2,015,100	9.00 years
Licenses	21,274,000	(2,127,400)	19,146,600	9.00 years
Total finite-lived intangibles	26,549,000	(2,958,500)	23,590,500
Total intangible assets, net	$26,549,000	$(2,958,500)	$23,590,500

Amortization expense for intangible assets was $739,625 and $0 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense for intangible assets was $2,218,875 and $0 for the nine months ended September 30, 2022 and 2021, respectively. Total estimated amortization expense for our intangible assets for the years 2021 through 2026 is as follows:

Year ended December 31,
2022 (remaining)	$739,625
2023	2,958,500
2024	2,958,500
2025	2,958,500
2026	2,806,700
Thereafter	11,168,675

NOTE 19 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the unaudited condensed consolidated financial statements are issued.

None.

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

We are currently installing a second automotive shredder at our Carrollton facility to process cars, household appliances and industrial products, as well as a downstream system (four eddy currents, a wire finder, shredder, and other sorting equipment) at our Kelford facility to increase its recovery yields of copper, aluminum, brass, steel, and other metals. The shredder and downstream system are expected to double the Company’s processing capacity while increasing its profit margins.

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

For the Three Months Ended September 30, 2022 and 2021

	For the three months ended
	September 30, 2022	September 30, 2021	$ Change	% Change
Revenue	$7,347,223	$54	$7,347,169	13,605,869%

Gross Profit	2,484,889	54	2,484,835	4,601,546%

Operating Expenses	5,779,051	395,312	5,383,739	1,362%

Loss from Operations	(3,294,162)	(395,258)	(2,898,904)	733%

Other Income (Expense)	(5,283,373)	(128,483)	(5,154,890)	4,012%

Net Loss Available to Common Stockholders	$(37,393,573)	$(523,741)	$(36,869,832)	7,040%

Revenues

For the three months ended September 30, 2022, we generated $7,347,223 in revenues, as compared to $54 during the same period in 2021, an increase of $7,347,169. This increase was due to the consummation of our acquisition of Empire, a robust market for recycled metals, and the repurposing and implementation of Greenwave’s technology into Empire’s existing operations.

Our cost of revenues increased to $4,862,334 for the three months ended September 30, 2022 from $0 during the same period in 2021, an increase of $4,862,334, as a result of the Empire acquisition.

Our gross profit was $2,484,889 during the three months ended September 30, 2022, an increase of $2,484,835 from $54 during the same period in 2021 due to the consummation of the Empire acquisition.

Operating Expenses

For the three months ended September 30, 2022 and 2021, our operating expenses were $5,779,051 and $395,258 respectively, an increase of $5,383,739. This increase was mainly attributed to the closing of our acquisition of Empire, which significantly expanded our operations, number of employees, and internal systems. There was an increase in payroll and related expenses of $1,988,749 as payroll and related expenses were $2,055,442 for the three months ended September 30, 2022 as compared to $66,693 for the same period in 2021, which was the result of an increase in our labor force primarily due to the closing of the Empire acquisition. Advertising expense increased by $14,240 to $9,662 for the three months ended September 30, 2022 as compared to $(4,578) for the same period in 2021 as the Company increased the digital presence of its scrap yards. Depreciation and impairment of fixed assets, along with amortization of intangible assets, increased by $1,151,540 to $1,151,540 for the three months September 30, 2022 from $0 in 2021 as a result of the Company acquiring fixed assets and intangible assets in the Empire acquisition. There were hauling and equipment maintenance costs of $926,761 during the three months ended September 30, 2022, as compared to $0 in 2021, an increase of $926,761, due to the Company’s transportation and logistics costs increasing due to the Empire acquisition. Consulting, accounting, and legal expenses decreased to $31,215 during the three months ended September 30, 2022 from $274,411 during the same period in 2021, a decrease of $243,196. There was an increase in rent expenses as a result of the Empire acquisition, increasing $810,786 from $0 during the three months ended September 30, 2021 to $810,786 during the same period in 2022.

Our other general and administrative expenses increased to $793,645 for the three months ended September 30, 2022 from $58,786 for the same period in 2021, an increase of $734,859, as a result of the Company’s operations expanding from the Empire acquisition.

The increase of these expenditures resulted in our total operating expenses increasing to $5,779,051 during the three months ended September 30, 2022 compared to $395,312 during the three months ended September 30, 2021, an increase of $5,383,739.

Loss from Operations

Our loss from operations increased by $2,898,904 to $3,294,162 during the three months ended September 30, 2022, from $395,258 during the three months ended September 30, 2021 for the reasons discussed above.

Other Expense

During the three months ended September 30, 2022, we incurred other expenses of $(5,283,373), as compared to $(128,483) for the three months ended September 30, 2021, a change of $(5,154,890). There was a gain on settlement of convertible notes payable and accrued interest, warrants and cancelation of common shares and warrants in exchange for Series Y, Series Z and cash of $188,500 and $1,578,559 for the three months ended September 30, 2022 and 2021, respectively. We did not incur a gain or loss on the elimination of the derivative liability for authorized share deficiency during the three months ended September 30, 2022, whereas their was a gain of $2,641,481 for the derivative liability for authorized share shortfall during the three months ended September 30, 2021. Interest expenses decreased to $(688,570) during the three months ended September 30, 2022 from $(1,191,405) during the three months ended September 30, 2021. There was a gain on conversion of convertible notes of $2,625,378 during the three months ended September 30, 2022, as compared to none during the three months ended September 30, 2021. There was an expense of $(7,408,681) for the issuance of warrants for the settlement of liquidated damages for the three months ended September 30, 2022, as compared to none during the three months ended September 30, 2021.

Net Loss Available to Common Stockholders

Our net loss available to shareholders was $37,393,573 during the three months ended September 30, 2022 as compared to $523,741 during the three months ended September 30, 2021, a change of $36,869,832, for the reasons discussed above.

For the Nine Months Ended September 30, 2022 and 2021

	For the nine months ended
	September 30, 2022	September 30, 2021	$ Change	% Change
Revenue	$27,972,612	$1,660	$27,970,952	1,684,997%

Gross Profit	10,814,905	1,363	10,813,542	793,363%

Operating Expenses	15,270,517	1,197,655	14,072,862	1,175%

Loss from Operations	(4,455,612)	(1,196,292)	(3,259,320)	272%

Other Income (Expense)	(23,432,546)	12,060,441	(35,492,987)	(294)%

Net Loss Available to Common Stockholders	$(56,704,196)	$(23,934,728)	$(32,769,422)	137%

Revenues

For the nine months ended September 30, 2022, we generated $27,972,612 in revenues, as compared to $1,660 during the same period in 2021, an increase of $27,970,952. This increase was due to the consummation of our acquisition of Empire, a robust market for recycled metals, and the repurposing and implementation of Greenwave’s technology into Empire’s existing operations.

Our cost of revenues increased to $17,157,707 for the nine months ended September 30, 2022 from $297 during the same period in 2021, an increase of $17,157,410, as a result of the Empire acquisition.

Our gross profit was $10,814,905 during the nine months ended September 30, 2022, an increase of $10,813,542 from $1,363 during the same period in 2021 due to the consummation of the Empire acquisition.

Operating Expenses

For the nine months ended September 30, 2022 and 2021, our operating expenses were $15,270,517 and $1,197,655, respectively, an increase of $14,072,862. This increase was mainly attributed to the closing of our acquisition of Empire, which significantly expanded our operations, number of employees, and internal systems. There was an increase in payroll and related expenses of $4,711,279 as payroll and related expenses were $4,936,882 for the nine months ended September 30, 2022 as compared to $225,603 for the same period in 2021, which was the result of an increase in our labor force primarily due to the closing of the Empire acquisition. Advertising expense increased by $51,838 to $69,963 for the nine months ended September 30, 2022 as compared to $18,125 for the same period in 2021 as the Company sought to drive more suppliers to its facilities following the closing of the Empire acquisition. Depreciation and impairment of fixed assets, along with amortization of intangible assets, increased by $2,966,907 to $2,966,907 for the nine months September 30, 2022 from $0 in 2021 as a result of the Company acquiring fixed assets and intangible assets in the Empire acquisition. There were hauling and equipment maintenance costs of $2,760,755 during the nine months ended September 30, 2022, as compared to $0 in 2021, an increase of $2,760,755, due to the Company’s transportation and logistics costs increasing due to the Empire acquisition. Consulting, accounting, and legal expenses decreased to $552,527 during the nine months ended September 30, 2022 from $689,393 during the same period in 2021, a decrease of $136,866. There was an increase in rent expenses as a result of the Empire acquisition, increasing $2,566,429 from $7,020 during the nine months ended September 30, 2021 to $2,573,499 during the same period in 2022.

Our other general and administrative expenses increased to $1,410,034 for the nine months ended September 30, 2022 from $257,514 for the same period in 2021, an increase of $1,152,520, as a result of the Company’s operations expanding from the Empire acquisition.

The increase of these expenditures resulted in our total operating expenses increasing to $15,270,517 during the nine months ended September 30, 2022 compared to $1,197,655 during the nine months ended September 30, 2021, an increase of $14,072,862.

Loss from Operations

Our loss from operations increased by $3,259,320 to $4,455,612 during the nine months ended September 30, 2022, from $1,196,292 during the nine months ended September 30, 2021 for the reasons discussed above.

Other Expense

During the nine months ended September 30, 2022, we incurred other expenses of $(23,432,546), as compared to other income $12,060,441 for the nine months ended September 30, 2021, a change of $(35,492,987) There was a gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable in exchange for Series Y, Series Z, and cash of $351,920 and $173,361,276 for the nine months ended September 30, 2022 and 2021, respectively. We did not incur a gain or loss on the derivative liability for authorized share deficiency during the nine months ended September 30, 2022, whereas we incurred expenses of $(159,633,797) for the derivative liability for authorized share shortfall during the nine months ended September 30, 2021. There was a $2,625,378 gain on the conversion of convertible notes during the nine months ended September 30, 2022, as compared to $880 loss on the conversion of convertible debentures during the nine months ended September 30, 2021. There was no gain of forgiveness of debt for the nine months ended September 30, 2022, where was there was a gain of $192,521 during the same period in 2021. In addition, interest expense increased to $(33,265,639) during the nine months ended September 30, 2022 as compared to $(2,159,564) during the nine months ended September 30, 2021. There were gains in the fair value of derivative liabilities of $14,264,476 and $300,885 during the nine months ended September 30, 2022 and 2021, respectively. Lastly, there was an expense of $7,408,681 for the issuance of warrants for the settlement of liquidated damages for the three months ended September 30, 2022, as compared to none during the three months ended September 30, 2021.

Net Loss Available to Common Stockholders

Our net loss available to shareholders increased by $32,769,422 to $56,704,196 during the nine months ended September 30, 2022, from a $23,934,774 loss during the nine months ended September 30, 2021 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $2,067,257 and $390,269, respectively. The cash flows used in operating activities during the nine months ended September 30, 2022 was driven by a net loss of $27,888,158, change in right of use assets of $2,790,714, amortization of right of use assets of $304,349, depreciation and amortization of $2,790,714, changes of accrued rent to a related party of $107,884, increase of prepaid expenses of $38,635, decrease of security deposit of $994, changes in accounts payable and accrued expenses of $922,318, a change in operating lease liabilities of $304,349, largely offset by a gain on the settlement of notes, advances and accrued interest of $351,920, gain on conversion of convertible notes of $2,625,378, a warrant expense for liquidated damages settlement of $7,408,681, interest and amortization of debt discount of $33,265,639, change in the value of derivative liabilities of $14,264,476, change in accrued payroll and related expenses of $69,296, an increase in accounts receivable of $672,664, increases in inventories of $336,677, and a decrease in environmental remediation liabilities of $22,207. Cash flows used in operations for the nine months ended September 30, 2021 were impacted primarily from the net loss of $10,864,149, partially offset by non-cash items including derivative liability for authorized share deficiency of $159,633,797, gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y, Series Z preferred shares and cash of $173,361,276, interest and amortization of debt discount of $2,157,964, gain on forgives of debt of $166,855, expenses paid directly by a non-convertible note holder on behalf of the Company of $158,371, change in fair value of derivative liabilities of $300,885, gain on conversion of convertible notes payable of $880, as well as an increase in accrued payroll and related expenses of $173,243, an increase in contract liabilities of $25,000, an increase in prepaid expenses of $97,132, and an increase in accounts payable and accrued expenses of $187,022.

Net cash used in investing activities was $3,684,307 and $0 for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, there was cash used in the purchase of equipment of $3,684,307, of which $172,500 was paid to a related-party.

Net cash generated by financing activities for the nine months ended September 30, 2022 was $4,362,042, as compared to $389,866 during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company utilized $1,788,458 towards payments on non-convertible notes, utilized $12,000 towards the payments of advances, and received $6,162,500 in proceeds from issuances of non-convertible notes. During the nine months ended September 30, 2021, there were cash proceeds of $200,000 from the sale of Series X Preferred Stock, proceeds of $357,053 from the sale of non-convertible notes payable, proceeds of $28,991 from advances, repayments of advances of $20,178, and cash utilized in the settlement of debt and warrants of $176,000.

Capital Resources

As of September 30, 2022, we had cash on hand of $1,568,104. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Required Capital over the Next Fiscal Year

The Company believes it could generate positive cashflows from operating activities going forward and does not believe it will need to raise any additional capital to continue operations for the foreseeable future. Should the Company choose to raise capital, it believes it can do so through non-equity based instruments such as non-convertible notes, lines of credit, and cash advances.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal controls over financial reporting include policies and procedures that relate to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of the Company are being made only in accordance with authorization of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company’s internal controls over financial reporting using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal controls over financial reporting was effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, the Company hired additional accounting personnel to enhance its segregation of duties and establishment of procedures to ensure appropriate levels of review of accounting and financial reporting matters.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three and nine months ended September 30, 2022, the Company issued 475,000 shares of common stock upon the conversion of 117 shares of Series Z Preferred Stock.

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

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Date: November 14, 2022	By:	/s/ Danny Meeks
Danny Meeks, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Ashley Sickles
Ashley Sickles, Chief Financial Officer (Principal Financial and Accounting Officer)

