Form 10-K
period 2022-12-31
Greenwave Technology Solutions, Inc.
filed 2023-03-31
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-55431

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2612944
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

4016 Raintree Rd, Ste 300, Chesapeake, VA	23321
(Address of principal executive offices)	(Zip code)

(757) 966-1432

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	GWAV	The Nasdaq Stock Market, LLC

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $11,926,210 as of June 30, 2022.

The number of shares of Registrant’s common stock outstanding was 11,250,813 as of March 29, 2023.

All share and per share numbers have been retroactively adjusted to give effect to a 1-for-300 share consolidation effective February 28, 2022.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2022
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

ITEM 1. BUSINESS

Overview

We were formed in April 26, 2013 as a technology platform developer under the name MassRoots, Inc. In October 2021, we changed our corporate name from “MassRoots, Inc.” to “Greenwave Technology Solutions, Inc.” We sold all of our social media assets on October 28, 2021 for cash consideration equal to $10,000 and has discontinued all operations related to its social media business. On September 30, 2021, we closed our acquisition of Empire Services, Inc. (“Empire”), which operates 14 metal recycling facilities in Virginia, North Carolina, and Ohio. The acquisition was effective October 1, 2021 upon the effectiveness of the Certificate of Merger in Virginia.

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

We operate an automotive shredder at our Kelford, North Carolina location and a second automotive shredder at our Carrollton, Virginia is expected to come online in the second quarter of 2023. Our shredders are designed to produce a denser product and, in concert with advanced separation equipment, more refined recycled ferrous metals, which are more valuable as they require less processing to produce recycled steel products. In totality, this process reduces large metal objects like auto bodies into baseball-sized pieces of shredded recycled metal.

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

Empire is headquartered in Chesapeake, Virginia and employs 143 people as of March 21, 2023.

Background

We were incorporated in the state of Delaware on April 26, 2013 as a technology platform. Our principal executive office is located at 4016 Raintree Rd, Ste 300, Chesapeake, VA 23321, and our telephone number is (757) 966-1432.

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

We provide metal recycling services to a wide range of suppliers, including large corporations, industrial manufacturers, retail customers, and government organizations.

Pricing and Customers

Prices for our ferrous and nonferrous products are based on prevailing market rates and are subject to market cycles, worldwide steel demand, government regulations and policy, and supply of products that can be processed into recycled steel. Our main buyers adjust the prices they pay for scrap metal products based on market rates usually on a monthly or bi-weekly basis. We are usually paid for the scrap metal we deliver to customers within 14 days of delivery.

Based on any price changes from our customers or our other buyers, we in turn adjust the price for unprocessed scrap we pay suppliers in order to manage the impact on our operating income and cashflows.

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

Sources of Unprocessed Metal

Our main sources of unprocessed metal we purchase are end-of-life vehicles, old equipment, appliances and other consumer goods, and scrap metal from construction or manufacturing operations. We acquire this unprocessed metal from a wide base of suppliers including large corporations, industrial manufacturers, retail customers, and government organizations who unload their metal at our facilities or we pick it up and transport it from the supplier’s location. Currently, our operations and main suppliers are located in the Hampton Roads and northeastern North Carolina markets. In the second quarter of 2023, we are expanding our operations by opening a metal recycling facility in Cleveland, Ohio.

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

There are few companies developing technology solutions for the scrap metal industry and we believe that by focusing our experience and assets on this highly-profitable but often overlooked industry, we can create significant value for our shareholders.

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

Recent Developments

In July 2022, the Company’s common stock began trading on the Nasdaq Capital Market (“Nasdaq”). Simultaneously with the listing of the Company’s common stock on Nasdaq on July 22, 2022, the Company’s senior secured convertible notes in the principal amount of $37,714,966 together with accrued interest in the amount of $1,470,884 were converted into shares of common stock at a conversion price of $6.02 per share.

In November 2022, we opened a metal recycling facility in Fairmont, NC.

In January 2023, we leased a property in Chesapeake, VA.

In April 2023, we are opening a metal recycling facility in Cleveland, Ohio.

Intellectual Property

None.

Employees and Human Capital Resources

Greenwave has 143 full-time employees as of March 21, 2023.

We view our diverse employee population and our culture as key to our success. Our company culture prioritizes learning, supports growth and empowers us to reach new heights. We recruit employees with the skills and training relevant to succeed and thrive in their functional responsibilities. We assess the likelihood that a particular candidate will contribute to the Company’s overall goals, and beyond their specifically assigned tasks. Depending on the position, our recruitment reach can be local as well as national. We provide competitive compensation and best in class benefits that are tailored specifically to the needs and requests of our employees. During 2021 and 2022, we worked to manage through the effects of the COVID-19 pandemic and entered 2023 stronger than ever. As appropriate, others were provided the option of working remotely or at our facilities with appropriate safeguards. We uphold our commitment to shareholders by working hard and being thoughtful and deliberate in how we use resources.

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

Risk Factors Summary

Risks Relating to Our Business and Industry

●	The coronavirus disease (COVID-19) pandemic has had, and may continue to have, an adverse effect on our business, results of operations, financial condition and cash flows. Future epidemics or other public health emergencies could have similar effects.
●	We operate in industries that are cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results, financial condition and cash flows.
●	Changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions may adversely affect our operating results, financial condition and cash flows.
●	Changes in the availability or price of inputs such as raw materials and end-of-life vehicles could reduce our sales.
●	Significant decreases in scrap metal prices may adversely impact our operating results.
●	Imbalances in supply and demand conditions in the global steel industry may reduce demand for our products.
●	Impairment of long-lived assets and equity investments may adversely affect our operating results.
●	We may be unable to renew facility leases, thus restricting our ability to operate.
●	Increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products.
●	Equipment upgrades, equipment failures and facility damage may lead to production curtailments or shutdowns.
●	We are subject to legal proceedings and legal compliance risks that may adversely impact our financial condition, results of operations and liquidity.
●	Climate change may adversely impact our facilities and our ongoing operations.
●	Catastrophic events may disrupt our business and impair our ability to provide our platform to clients and consumers, resulting in costs for remediation, client and consumer dissatisfaction, and other business or financial losses.

●	We depend on a small number of suppliers for the materials necessary to run our business. The loss of these suppliers, or their failure to supply us with these materials, would materially and adversely affect our business.
●	We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2022 and 2021 revenues.
●	We have a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations.
●	We are highly dependent on the services of key executives, the loss of whom could materially harm our business and our strategic direction. If we lose key management or significant personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.
●	We may need to obtain additional financing to fund our operations.
●	Our independent registered accounting firm has expressed concerns about our ability to continue as a going concern.
●	In the past we have experienced material weaknesses in our internal control over financial reporting, which if continued, could impair our financial condition.

Risks Relating to Government Laws and Regulations

●	Tax increases and changes in tax rules may adversely affect our financial results.
●	We may not realize our deferred tax assets in the future.
●	Environmental compliance costs and potential environmental liabilities may have a material adverse effect on our financial condition and results of operations.
●	Governmental agencies may refuse to grant or renew our licenses and permits, thus restricting our ability to operate.
●	Compliance with existing and future climate change and greenhouse gas emission laws and regulations may adversely impact our operating results.

Risks Relating to Intellectual Property

●	We may not be able to protect our intellectual property rights throughout the world.
●	We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and the outcome might have an adverse effect on the success of our business.
●	We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Risks Related to our Common Stock

●	The market price of our common stock may be volatile and adversely affected by several factors.
●	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.
●	We are a “smaller reporting company” within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our common stock could be less attractive to investors.
●	We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.
●	You could lose some or all of your investment.
●	Our management controls a large block of our common stock that will allow them to control us.
●	Because we can issue additional shares of Common Stock, purchasers of our Common Stock may incur immediate dilution and experience further dilution.
●	Provisions in our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and Delaware law might discourage, delay or prevent a change in control of our Company or changes in our management and, therefore, depress the market price of our Common Stock.

●	If securities or industry research analysts do not publish research or reports about our business, or if they issue unfavorable or misleading opinions regarding common stock, the market price and trading volume of our Common Stock could decline.
●	Future sales and issuances of our Common Stock or rights to purchase our Common Stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
●	We have broad discretion in the use of the net proceeds from our public offerings and may not use them effectively.
●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
●	As a newly Nasdaq-listed company, we will incur material increased costs and become subject to additional regulations and requirements.

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

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint. Notwithstanding our continued operations, COVID-19 has negatively impacted and may have further negative impacts on our financial performance, operations, supply chain and flows of raw materials, transportation and logistics networks and customers. Due in large part to the impacts of and response to the spread of COVID-19, global economic conditions declined sharply during the second quarter of fiscal 2020, resulting in historic unemployment levels, rapid changes in supply and demand in certain industry sectors, businesses switching to remote work or ceasing operations, and consumers eliminating, restricting or redirecting spending. The economic downturn adversely affected demand for our products and contributed to weaker supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. During fiscal 2020, in particular the second quarter, our operations, margins and results were adversely impacted by lower sales volumes of recycled metals driven by severely constrained supplies of scrap metal including end-of-life vehicles, leading to lower processed volumes at our recycling facilities. We also experienced significant decreases in selling prices for our recycled metal products, softer demand, supply chain disruptions, reduced availability of shipping containers, and other logistics constraints. During 2021, metal prices recovered, contributing to an increase in revenues, although supply chain disruptions persisted. During 2022, we experienced minimal impacts from the COVID-19 pandemic.

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

For instance, in fiscal 2020, weaker market conditions for recycled metals, including as a result of the sharp decline in global economic conditions during the third quarter of fiscal 2020 in large part due to the impacts of the COVID-19 pandemic, and structural changes to the market for certain recycled nonferrous products primarily from Chinese import restrictions and tariffs, resulted in periods of sharply declining commodity prices and lower average net selling prices for our ferrous and nonferrous recycled metal products compared to fiscal 2019. As a result, operating margins in fiscal 2020 compressed as the decline in average net selling prices for our recycled metal products outpaced the reduction in purchase costs for raw materials. In fiscal 2021, prices for our ferrous and non-ferrous metals increased significantly, resulting in an increase in revenue and purchasing costs for raw materials. In fiscal 2022, prices for our ferrous and non-ferrous metals declined during the second half of the year, but remained historically strong, resulting in a decrease in revenue and purchasing costs for raw materials.

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

We spend substantial resources ensuring that we comply with domestic and foreign regulations, contractual obligations and other legal standards. Notwithstanding this, we are subject to a variety of legal proceedings and compliance risks in respect of various matters, including regulatory, safety, environmental, employment, transportation, intellectual property, contractual, import/export, international trade and governmental matters that arise in the course of our business and in our industry. An outcome in an unusual or significant legal proceeding or compliance investigation in excess of insurance recoveries could adversely affect our financial condition and results of operations. For information regarding our current significant legal proceedings and contingencies, see “Legal Proceedings” in Part I, Item 3 and “Contingencies – Other” within Note 12 – Commitments and Contingencies in the notes to the financial statements.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2022 and 2021 revenues.

We currently derive a significant portion of our revenues from three large corporate customers. For the fiscal year ended December 31, 2022, three certain large customers individually accounted for $17,962,176, $5,332,834, and $4,301,328, or approximately 53%, 16%, and 13% of our revenues, respectively. For the fiscal year ended December 31, 2021, one customer accounted for $6,682,019, or approximately 83% of our revenue.

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

As reported in Item 9A of this Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 and 2021 due to material weaknesses regarding our controls and procedures. The Company did not have sufficient segregation of duties to support its internal control over financial reporting. Due to our small size and limited resources, segregation of all conflicting duties has not always been possible and may not be economically feasible in the near term; however, we do expect to hire additional accounting personnel in the near future. We have and do endeavor to take appropriate and reasonable steps to make improvements to remediate these deficiencies. If we have continued material weaknesses in our internal financial reporting, our financial condition could be impaired or we may have to restate our financials, which could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the success of our business.

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

Our operations use, handle and generate hazardous substances. In addition, previous operations by others at facilities that we currently or formerly owned, operated or otherwise used may have caused contamination from hazardous substances. As a result, we are exposed to possible claims, including government fines and penalties, costs for investigation and clean-up activities, claims for natural resources damages and claims by third parties for personal injury and property damage, under environmental laws and regulations, especially for the remediation of waterways and soil or groundwater contamination. These laws can impose liability for the cleanup of hazardous substances even if the owner or operator was neither aware of nor responsible for the release of the hazardous substances. We have, in the past, been found not to be in compliance with certain of these laws and regulations, and have incurred liabilities, expenditures, fines and penalties associated with such violations. Environmental compliance costs and potential environmental liabilities could have a material adverse effect on our financial condition, results of operations and cash flows. See “Contingencies – Environmental” in Note 12 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

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

Future legislation or increased regulation regarding climate change and greenhouse gas “GHG” emissions could impose significant costs on our business and our customers and suppliers, including increased energy, capital equipment, emissions controls, environmental monitoring and reporting and other costs in order to comply with laws and regulations concerning and limitations imposed on climate change and GHG emissions. The potential costs of allowances, taxes, fees, offsets or credits that may be part of “cap and trade” programs or similar future legislative or regulatory measures are still uncertain and the future of these programs or measures is unknown. Future climate change and GHG laws or regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such requirements. Until the timing, scope and extent of any future laws or regulations becomes known, we cannot predict the effect on our financial condition, operating performance or ability to compete. Furthermore, even without such laws or regulations, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the metals recycling and steel manufacturing industries could harm our reputation and reduce customer demand for our products. See “Business – Environmental Matters” in Part I, Item 1 of this Annual Report for further detail.

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

Our management controls a large block of our Common Stock that will allow them to control us.

As of March 29, 2023 members of our management team beneficially own approximately 39.35% of our outstanding common stock.

As a result, management may have the ability to control substantially all matters submitted to our stockholders for approval including:

●	Election and removal of our directors;

●	Amendment of our Second Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

We are authorized to issue up to 1,200,000,000 shares of Common Stock, of which 11,250,813 shares of Common Stock are issued and outstanding as of March 29, 2023. Our Board of Directors has the authority to cause us to issue additional shares of Common Stock without consent of any of stockholders. Consequently, our stockholders may experience further dilution in their ownership of our stock in the future, which could have an adverse effect on the trading market for our Common Stock.

Provisions in our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and Delaware law might discourage, delay or prevent a change in control of our Company or changes in our management and, therefore, depress the market price of our Common Stock.

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

As a newly Nasdaq-listed company, we will incur material increased costs and become subject to additional regulations and requirements.

As a newly Nasdaq-listed public company, we will incur material additional legal, accounting and other expenses including recruiting and retaining qualified independent directors, payment of annual Nasdaq fees, and satisfying Nasdaq’s standards for companies listed with it. Because our common stock is listed on the Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. If we violate Nasdaq’s listing requirements, our common stock may be delisted. If we fail to meet any of the Nasdaq’s listing standards, our common stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

We lease our scrap yard located at 22097 Brewers Neck Blvd., Carrollton, VA 23314, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $55,850 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 1576 Millpond Rd., Elizabeth City, NC 27909, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $11,200 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 130 Courtland Rd., Emporia, VA 23847, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $11,200 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 623 Highway 903 N., Greenville, NC 27834, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $11,200 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 8952 Richmond Rd., Toano, VA 23168, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $11,200 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 945 NC 11N, Kelford, NC 27805, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $39,293 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 1100 E Princess Anne Rd, Norfolk, VA 23504, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $16,391 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 277 Suburban Drive, Suffolk, VA 23434, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $15,450 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 9922 Hwy 17 S., Vanceboro, NC 28586, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $8,742 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 1040 Oceana Blvd, Virginia Beach, VA 23454, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $15,407 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 406 Sandy Street, Fairmont, NC 28340, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $8,000 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease office space at 505 Crawford Street, Portsmouth, VA 23704 for $1,185 per month. The lease expires on March 31, 2024.

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

We own the property underlying our scrap yard located at 4091 Portsmouth Blvd., Portsmouth, VA 23701. Further, we own properties located at 278 and 276 Suburban Drive, Suffolk, VA 23434 and 4087, 4089, 4091, 4103, 4105 and 4117 Portsmouth Blvd, Portsmouth, VA 23701.

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

On September 23, 2021, the Company entered into a Resolution Agreement and Release (the “Resolution Agreement”) with Sheppard Mullin concerning the $459,250.88 judgement entered against the Company. Under the terms of the Resolution Agreement, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. The Company has made all of its required payments under the Resolution Agreement.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Symbol

From April 9, 2015 to October 16, 2019, our common stock was quoted on the OTCQB under the symbol “MSRT.” From October 17, 2019 to February 25, 2022, our common stock was quoted on the OTC Pink Tier of the OTC Markets under the symbol “MSRT.” From February 28 to March 24, 2022, our common stock was quoted on the OTC Pink Tier of the OTC Markets under the symbol “MSRTD.” From March 25, 2022 to July 21, 2022, our common stock was quoted on the OTC Pink Tier of the OTC Markets under the symbol “GWAV.” Since July 22, 2022, our common stock has been traded on Nasdaq under the symbol “GWAV.”

The following table presents, for the periods indicated, the high and low sales prices of Common Stock, and is based upon information provided by the OTC Marketplace and Nasdaq, as applicable. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	2023
	High	Low
First Quarter	$1.54	$0.78

	2022
	High	Low
First Quarter	$14.40	$3.2
Second Quarter	$8.25	$3.92
Third Quarter	$8.05	$1.59
Fourth Quarter	$1.80	$0.78

	2021
	High	Low
First Quarter	$17.10	$1.83
Second Quarter	$26.37	$5.25
Third Quarter	$17.49	$8.40
Fourth Quarter	$19.20	$11.40

The last reported sale price of Common Stock as of March 31, 2023 on Nasdaq was $1.01 per share.

Holders

As of March 29, 2023, there were 131 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our Common Stock is Equity Stock Transfer, located at 237 W. 37th St. #602, New York, NY 10018.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	92,166	$148.11	567,300
Equity compensation plans not approved by security holders	—	—	—
Total	92,166	$148.11	567,300

(1)	Includes the 2014 Stock Incentive Plan, 2015 Stock Incentive Plan, 2016 Stock Incentive Plan, 2017 Equity Incentive Plan, 2018 Equity Incentive Plan, 2021 Equity Incentive Plan, and 2022 Equity Incentive Plan.

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

Overview

We were formed on April 26, 2013 as a technology platform developer under the name MassRoots, Inc. In October 2021, we changed our corporate name from “MassRoots, Inc.” to “Greenwave Technology Solutions, Inc.” We sold all of our social media assets on October 28, 2021 for cash consideration equal to $10,000 and discontinued all operations related to our social media business. On September 30, 2021, we closed our acquisition of Empire Services, Inc. (“Empire”), which operates 13 metal recycling facilities and 1 metal processing facility in Virginia, North Carolina, and Ohio. The acquisition was deemed effective October 1, 2021 on the effective date of the Certificate of Merger in Virginia.

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

We operate an automotive shredder at our Kelford, North Carolina location and a second automotive shredder at our Carrollton, Virginia is expected to come online in the second quarter of 2023. Our shredders are designed to produce a denser product and, in concert with advanced separation equipment, more refined recycled ferrous metals, which are more valuable as they require less processing to produce recycled steel products. In totality, this process reduces large metal objects like auto bodies into baseball-sized pieces of shredded recycled metal.

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

Empire is headquartered in Chesapeake, Virginia and has 144 full-time employees as of March 14, 2023.

Competitors

We compete with other metal recycling facility operators, such as Schnitzer Steel Industries, and are focused on utilizing technology to create operating efficiencies and competitive advantages over our peers.

Results of Operations For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	For the Fiscal Year ended
	31-Dec-22	31-Dec-21	$ Change	%Change
Revenues	$33,978,425	$8,098,036	$25,880,389	319.59%

Gross Profit	12,440,853	2,859,554	9,581,299	335.06%

Operating Expenses	23,323,775	5,787,118	17,536,657	303.03%

Loss from Operations	(10,882,922)	(2,927,564)	(7,955,358)	271.74%

Other Income (Expense)	(24,160,368)	1,295,143	(25,455,511)	(1,965.46)%

Net Income (Loss) Applicable to Common Stockholders	$(63,859,328)	$2,776,027	$(66,635,355)	(2,400.39)%

Revenues

For the year ended December 31, 2022, we generated $33,978,425 in revenues, as compared to $8,098,036 for the year ended December 31, 2021, an increase of $25,880,389. This increase was due to the consummation of our acquisition of Empire on October 1, 2021, a robust market for recycled metals, the repurposing and implementation of Greenwave’s technology into Empire’s existing operations, and the opening of additional metal recycling facilities.

Cost of revenues

Our cost of revenues increased to $21,537,572 for the year ended December 31, 2022 from $5,238,482 during the same period in 2021, an increase of $16,299,090, as a result of the Empire acquisition.

Gross profit

Our gross profit was $12,440,853 during the year ended December 31, 2022 from $2,859,554 during the same period in 2021, an increase of $9,581,299, due to the consummation of the Empire acquisition. Our gross margins increased to 37% during the year ended December 31, 2022 from 35% during the same period in 2021 due to the Company diversifying its customer base to get better prices on its products.

Operating Expenses

For the years ended December 31, 2022 and 2021, our operating expenses were $23,323,775 and $5,787,118, respectively, an increase of $17,536,657. This increase was mainly attributed to the effectiveness of our acquisition of Empire on October 1, 2021, which significantly expanded our operations, number of employees, and internal systems. There was an increase in payroll and related expenses of $5,449,322 as payroll and related expenses were $6,991,095 for 2022 as compared to $1,541,773 for the same period in 2021, which was the result of an increase in our labor force primarily due to the closing of the Empire acquisition. Advertising expense increased by $50,398 to $83,993 for 2022 as compared to $33,595 for 2021 as the Company focused its resources on its scrap metal operations. Depreciation and amortization of intangible assets increased by $3,172,623 to $4,061,404 for 2022 from $888,781 in 2021 as a result of the Company acquiring fixed assets and intangible assets in the Empire acquisition. There were hauling and equipment maintenance costs of $3,378,452 in 2022, as compared to $513,928 in 2021, an increase of $2,864,524, due to the Company’s transportation and logistics costs increasing due to the Empire acquisition. Consulting, accounting, and legal expenses increased to $897,891 during the year ended December 31, 2022 from $395,901 during the same period in 2021, an increase of $502,080 due to the fees associated with the Company’s listing on Nasdaq. There was an increase in rent expenses as a result of the Empire acquisition, increasing $2,859,036 from $605,480 during the year ended December 31, 2021 to $3,464,516 during the same period in 2022. There were impairments of goodwill of $2,499,753 during the year ended December 31, 2022, as compared to $0 during the same period in 2021, an increase of $2,499,753.

Our other general and administrative expenses increased to $1,946,580 for the year ended December 31, 2022 from $1,789,698 for the year ended December 31, 2021, an increase of $156,882, as a result of the Company’s operations expanding from the Empire acquisition.

The increase of these expenditures resulted in our total operating expenses increasing to $23,323,775 during the year ended December 31, 2022 compared to $5,787,118 during the year ended December 31, 2021, an increase of $17,536,657.

Loss from Operations

Our loss from operations increased $7,955,358 to $10,882,922 during the year ended December 31, 2022, from $2,927,564 during the year ended December 31, 2021.

Other Income (Expense)

During the year ended December 31, 2022, we incurred other expenses of $24,160,368, as compared to other income of $1,295,143 for the year ended December 31, 2021, a decrease of $25,455,511. This decrease is partially due to a gain of the forgiveness of debt of $0 and $739,710 for the years ended December 31, 2022 and 2021, respectively. There was a gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable of $516,920 and $182,160,381 for the years ended December 31, 2022 and 2021, respectively. Our change in fair value of derivative liability for authorized share deficiency decreased to $0 in fiscal year 2022 from $(171,343,164) during fiscal year 2021. We realized a $2,625,378 gain on the conversion of convertible debentures during fiscal year 2022 as compared to a $(880) loss in fiscal year 2021. In addition, interest expense increased to $(34,079,230) during fiscal year 2022 as compared to $(10,561,789) during fiscal year 2021. There was also a warrant expense for a liquidated damages settlement of $7,408,681 during the year ended December 31, 2022 as compared to $0 during the same period in 2021. Lastly, the there was a gain in the fair value of derivative liabilities of $14,264,476 during fiscal year 2022, as compared to a gain of $300,885 during the prior year.

Net (Loss) Income available to common stockholders

Our net (loss) income available to shareholders decreased by $66,635,355 to $(63,859,328) during the year ended December 31, 2022, from $2,776,027 in net income during the year ended December 31, 2021.

Liquidity and Capital Resources

Net cash used in operating activities for the years ended December 31, 2022 and 2021 was $2,609,173 and $2,487,213, respectively.

Cash flows used in operations in 2022 were impacted by depreciation of $875,809, amortization of intangible assets of $2,958,500, impairments on property and equipment of $227,186, amortization of right of use assets of $64,095, amortization of right of use assets (related-party) of $2,137,750, impairments on goodwill of $2,499,753, a gain in the fair value of derivative liabilities of $14,264,476, interest and amortization of debt discount of $32,340,565, a gain on the conversion of notes payable of $2,625,378, a gain on the settlement of notes payable and factoring advances of $516,920, a warrant expense for liquidated damages settlement of $7,408,681, an increase in rent due to a related party of $194,916, an increase in accounts receivable of $215,256, a decrease in inventories of $191,356, a decrease in prepaid expenses of $12,838, an increase in security deposits of $3,306, an increase in accounts payable of $1,703,299, an decrease in payroll wages payable of $1,738,665, a decrease in lease liability of $65,030, a decrease in lease liability (related-party) of $1,843,614, and a decrease in environmental remediation liabilities of $22,207. Cash flows used in operations in 2021 were impacted by a loss on derivative liabilities for the authorized share shortfall of $171,343,164, amortization of right of use assets (related-party) of $373,640, amortization of right of use assets of $22,436, impairments of equipment of $388,877, depreciation and amortization of $888,781, loss on conversions of convertible notes payable of $880, expenses of $158,371 paid by a non-convertible noteholder of the Company, decrease of prepaid expenses of $97,132, increases of accounts payable and accrued expenses of $609,683, an increase in contract liability of $25,000, a decrease in operating lease liabilities of $30,544, a decrease in operating lease liabilities (related-party) of $382,815, largely offset by a gain on the settlement of convertible notes and accrued interest of $182,160,381, a gain on forgiveness of debt of $739,710, share-based compensation of $166,855, interest and amortization of debt discount of $10,198,924, change in the value of derivative liabilities of $300,855, increases in inventories of $381,002, increase of security deposits of $2,437, decreases of accrued payroll of $137,415, decrease in environmental remediation liabilities of $48,810, and a net loss of $1,632,421.

Net cash used by investing activities was $5,936,027 and $77,666 for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, there was cash used in the purchase of equipment of $5,936,027. For the year ended December 31, 2021, there was cash used in the purchase of equipment of $218,693 and cash acquired in the acquisition of the business of $141,027.

Net cash provided by financing activities for the year ended December 31, 2022 and 2021 was $6,408,711 and $5,521,687, respectively. During the year ended December 31, 2022, there were proceeds from non-convertible notes of $2,725,000 and proceeds of $6,518,310 from factoring advances, offset by repayments of $220,000 towards non-convertible notes, repayments of $221,500 towards notes, repayments of advances of $12,000 and $2,381,310 towards factoring advances. During the year ended December 31, 2021, there were cash proceeds of $200,000 from the sale of Series X Preferred Stock, proceeds of $27,585,450 from the sale of convertible notes payable, proceeds of $1,465,053 from the sale of non-convertible notes payable, proceeds of $70,452 from advances, proceeds of $122,865 from related-parties, offset by repayments of $2,503,300 of convertible notes payable, repayments of $5,629,455 to non-convertible notes payable, repayments of advances of $4,165,973, payments of $26,000 to settle warrants and stock, redemptions of Series X Preferred Shares of $501,463, and redemptions of Series Y Preferred Shares of $11,095,942.

Capital Resources

As of December 31, 2022, we had cash on hand of $821,804. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Fundraising

During the year ended December 31, 2022, the Company received proceeds of $6,518,310 and $2,725,000 from the issuance of factoring advances and non-convertible notes, respectively.

Required Capital over the Next Fiscal Year

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company is currently evaluating the adoption of ASU 2020-06 on its consolidated financial statements and related disclosures.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including estimates used in the calculation of stock-based compensation, fair values relating to derivative liabilities, payroll tax liabilities with interest and penalties, deemed dividends, assumptions used in right-of-use and lease liability calculations, valuations and impairments of goodwill and intangible assets acquired in business combination, estimated useful life of long-lived assets and finite life tangible assets, determination of environmental remediation liabilities, and the valuation allowance related to deferred tax assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Goodwill: Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested annually at December 31 for impairment. The annual qualitative or quantitative assessments involve determining an estimate of the fair value of reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized. The amount of impairment loss is determined by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount. If the carrying amount exceeds the implied fair value, then an impairment loss is recognized equal to that excess. The Company has adopted the provisions of ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. Thus, ASU 2017-04 permits an entity to record a goodwill impairment that is entirely or partly due to a decline in the fair value of other assets that, under existing GAAP, would not be impaired or have a reduced carrying amount. Furthermore, the ASU removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Accordingly, the goodwill of reporting unit or entity with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit/entity may indicate that goodwill is impaired.

We test our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is December 31.

None of the goodwill is deductible for income tax purposes. During the fiscal years ended December 31, 2022 and 2021, the Company recorded $2,499,753 and $0 in impairment expense related to goodwill, respectively. As of December 31, 2022 and 2021, the carrying value of goodwill was $0 and $2,499,753, respectively.

Intangible: Intangible assets with finite useful lives consist of tradenames, licenses and customer relationships and are amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During the fiscal years ended December 31, 2022 and 2021, the Company recorded $2,499,753 and $0 in impairment expense related to intangibles and goodwill and $2,958,500 and $739,625 in amortization of intangible assets, respectively.

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

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2022 were not effective (at a reasonable assurance level) due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (issued in 2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon the assessments, management has concluded that as of December 31, 2022, there was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, the Company began hiring additional accounting personnel to enhance its segregation of duties and establishment of procedures in an effort to ensure appropriate levels of review of accounting and financial reporting matters.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The name and age of our Directors and Executive Officers are set forth below. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board of Directors (the “Board”).

Name	Age	Executive Position
Danny Meeks	49	Chief Executive Officer, Chairman of the Board
Ashley Sickles	35	Chief Financial Officer
Cheryl Lanthorn	51	Director
J. Bryan Plumlee	55	Director
John Wood	48	Director

Mr. Danny Meeks, Chief Executive Officer and Chairman – Mr. Meeks is the Chief Executive Officer of the Company, a position he has held since September 30, 2021. He has served as a Director and Chairman of the Board since June 2021. He served as interim Chief Financial Officer from November 30, 2021 until April 18, 2022. He was the sole owner and President of Empire Services, Inc., a metal recycling company he founded in 2002, until its acquisition by the Company in September 2021. Additionally, Mr. Meeks has served as the President of DWM Properties, LLC, his real estate holding company, since 2002, and as the President of Select Recycling and Waste Services, Inc., a waste disposal and recycling company, since October 2016.

Ashley Sickles, Chief Financial Officer – Mrs. Sickles is the Chief Financial Officer of the Company, a position she has held since September 2022. Previously, from June 2017 to August 2022, Mrs. Sickles served as Director of Finance for JAWS, Inc., a leading regional restaurant operator and franchisor with multiple locations. Mrs. Sickles holds a Master’s in Business Administration from Western Governors University and a Bachelor’s Degree in Accounting from West Virginia University.

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

Mrs. Cheryl Lanthorn, Director – Mrs. Lanthorn has served as a Director of the Company since April 2022. Mrs. Lanthorn began her career as a Personal Administrator at Welton, Duke & Hawks before rising to an Accounting Administrator due to her work-ethic, extensive accounting knowledge, and attention to detail. For the next 14 years, Mrs. Lanthorn was a Software Trainer and Content Developer for Applied Systems, Inc., where she created webinars and instructional documentation to teach employees how to best utilize TAM, Vision, Epic, and other scalable software programs. From December 2015 to July 2022, Mrs. Lanthorn served as an Account Executive at Brown & Brown Insurance, where she managed one of the company’s largest books of business, managed employees and their books, trained new employees, and performed various other administrative duties. Since August 2022, Mrs. Lanthorn has been a Senior Account Manager at Marsh McLennan Agency, LLC, where she manages large corporate accounts.

Mr. John Wood, Director – Mr. Wood has served as a Director of the Company since April 2022. Since 1998, Mr. Wood has served as a licensed real estate agent in Virginia. Since 2010, He has served as the Principal Broker of John E. Wood Realty, Inc., based in Chesapeake, Virginia, where through his extensive relationships with business and community leaders, he has become one of the region’s most active real Residential, Commercial and Property Management Brokers. He is also the Virginia Principal Broker for two other companies, which rank in the top 10 in the nation. In July 2018, he launched American Contracting Services, LLC, which has successfully completed hundreds of Commercial and Residential construction projects.

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

CORPORATE GOVERNANCE

Governance of Our Company

We seek to maintain high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our Stockholders well and maintaining our integrity in the marketplace. Our corporate governance guidelines and Code of Conduct and Ethics, together with our Second Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the charters for each of our Board committees, form the basis for our corporate governance framework. We also are subject to certain provisions of the Sarbanes-Oxley Act and the rules and regulations of the SEC. The full text of the Code of Conduct and Ethics is available on our website at https://www.greenwavetechnologysolutions.com/code-of-conduct and is also filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on April 1, 2015.

As described below, our Board has established four standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: The Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Sustainability Committee.

Our Board of Directors

As of December 31, 2022, our Board consists of four members. The number of directors on our Board can be evaluated and amended by action of our Board.

Our Board judges the independence of its directors by the standards established by the Nasdaq Stock Market. Accordingly, the Board has determined that our three non-employee directors, Cheryl Lanthorn, J. Bryan Plumlee and John Wood each meet the independence standards established by the Nasdaq Stock Market and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our Audit Committee and Compensation Committee. Our Board considers a director to be independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC.

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

Stockholder Communications. Although we do not have a formal policy regarding communications with the Board, Stockholders may communicate with the Board by writing to us at 4016 Raintree Rd, Chesapeake, VA 23321, Attention: Chairman. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate. Please note that the foregoing communication procedure does not apply to (i) stockholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.

Board and Committee Meetings

During the fiscal year ended December 31, 2022, our Board held three meetings. During the fiscal year ended December 31, 2021, our Board held no meetings and operated solely by unanimous written consent. For the fiscal year ended December 31, 2022, our Board was composed of one member from January to April 2022, and four members from April to December 2022, all of whom attended every meeting of our Board. For the fiscal year ended December 31, 2021, our Board was composed of one member from January to June 2021, two members from June to November 2021, and one member in December 2021, all of whom attended every meeting of our Board. Our Audit Committee did not have any members from January to April 2022 and had three members from April to December 2022. Our Audit Committee held four meetings during the fiscal year ended December 31, 2022 and all members attended every meeting of the Audit Committee in 2022. Our Compensation Committee and Nominating and Corporate Governance Committee did not have any members from January to April 2022, three members from April to December 2022, and did not meet during the fiscal year ended December 31, 2022. Our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee did not have any members and did not meet during the fiscal year ended December 31, 2021. Our Sustainability Committee was formed in September 2022, consisted of four members from September to December 2022, and did not meet during the year ended December 31, 2022.

The Company held its 2022 Shareholder’s Meeting on November 29, 2022. The Company held its 2021 Shareholder’s Meeting on September 3, 2021.

Board Committees

On December 9, 2015, our Board designated the following three committees of the Board: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. In September 2022, the Board formed a Sustainability Committee.

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

Sustainability Committee. Effective as of September 13, 2022 the Board appointed each of Cheryl Lanthorn, John Wood and J. Bryan Plumlee as members of the Sustainability Committee. Cheryl Lanthorn is the Chairwoman of the Sustainability Committee. The Sustainability Committee is responsible for, among other things, setting and overseeing the Company’s goals, strategies, and commitments related to sustainability and environmental, social and governance matters, including climate risks and opportunities, community and social impact, and diversity and inclusion. A copy of the Sustainability Committee Charter is available on our website at https://www.greenwavetechnologysolutions.com/sustainability-committee-charter.

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

Board Leadership Structure

Danny Meeks is the Chairman of our Board and Chief Executive Officer of the Company. The Chairman of the Board presides at all meetings of the Board, unless such position is vacant, in which case, the Chief Executive Officer of the Company would preside.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our outstanding shares of Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership in our Common Stock and other equity securities. Such persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of copies of the reports received by us or written representations from certain Reporting Persons that no other reports were required, we believe that during the fiscal year ended December 31, 2022, all filing requirements applicable to the Reporting Persons were timely met.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers for the year ended December 31, 2022 were Danny Meeks, our Chief Executive Officer, Ashley Sickles, our Chief Financial Officer, and Howard Jordan, our former Chief Financial Officer.

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2022 and December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($) (1)	Option awards ($) (1)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (1)	Total ($)
Danny Meeks	2022	500,000	1,450,000	—	—	—	—	—	1,950,000
Chief Executive Officer	2021	125,000	250,000	166,855	—	—	—	—	541,855

Ashley Sickles	2022	41,250	—	—	—	—	—	—	41,250
Chief Financial Officer	2021	—	—	—	—	—	—	—	—

Howard Jordan	2022	84,346	—	—	—	—	—	—	84,635
Former Chief Financial Officer	2021	—	—	—	—	—	—	—	—

(1)	These amounts are the aggregate fair value of the equity compensation incurred by the Company for payments to executives during the fiscal year. The aggregate fair value is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The fair market value was calculated using the Black-Scholes options pricing model.

Outstanding Equity Awards at December 31, 2022

There were no outstanding equity awards held by our named executive officers as of December 31, 2022.

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

Until October 1, 2026, for every $1 million in annual revenue Empire Services, Inc., a Virginia corporation and wholly owned subsidiary of the Company, generates over $20 million, Mr. Meeks shall be entitled to receive either 833,333 shares of the Company’s common stock or $50,000 in cash, at the discretion of Mr. Meeks.

Upon termination except by death (the “Termination Date”), the Company shall pay Mr. Meeks (i) any accrued but unpaid compensation, (ii) a pro-rata portion of his annual bonus calculated as of the Termination Date and (iii) reimbursement of expenses incurred on or prior to the Termination Date. In addition, Mr. Meeks may elect to receive Consolidated Omnibus Budget Reconciliation Act of 1985 benefits for up to twelve months from the Termination Date. Upon termination of Mr. Meeks’ employment for death, the Company shall pay Mr. Meeks (i) any accrued but unpaid compensation and (ii) reimbursement of expenses incurred on or prior to such date. Mr. Meeks is also entitled to participate in any and all benefit plans such as health, dental and life insurance, from time to time, in effect for senior executives, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. In the fiscal years ended December 31, 2022 and December 31, 2021, Mr. Meeks received $1,450,000 and $0 in bonuses, respectively. In the fiscal years ended December 31, 2022 and December 31, 2021, Mr. Meeks received stock grants with a fair market value of $0 and $166,855, respectively. Mr. Meeks did not receive any compensation related to his position as a director. As of December 31, 2022, Mr. Meeks was owed $950,000 in accrued but unpaid bonuses.

Howard Jordan

On April 18, 2022, the Company hired Howard Jordan as Chief Financial Officer, for which he received a salary of $135,000 per year. On September 12, 2022, the Company terminated Mr. Jordan’s employment as Chief Financial Officer.

Ashley Sickles

On September 13, 2022, the Company hired Ashley Sickles as Chief Financial Officer, for which she receives a salary of $135,000 per year.

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

Director Compensation

The following table presents the total compensation for each person who served as a non-employee director of our Board during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
J. Bryan Plumlee	$15,000	$-	$-		$15,000
Cheryl Lanthorn	$12,500	$-	$-		$12,500
John Wood	$12,500	$-	$-		$12,500

Total:	$40,000	$-	$-	-	$40,000

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

Our Equity Incentive Plans

Our Stockholders approved our 2014 Equity Incentive Plan (“2014 Plan”) in June 2014, our 2015 Equity Incentive Plan (the “2015 Plan”) in December 2015, our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016, our 2017 Equity Incentive Plan (“2017 Plan”) in December 2016, our 2018 Equity Incentive Plan (“2018 Plan”) in June 2018, our 2021 Equity Incentive Plan (“2021 Plan”) in September 2021, and our 2022 Equity Incentive Plan (“2022 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2017 Plan, 2018 Plan, and 2021 Plan, the “Plans”) in November 2022. The Plans are identical, except for the number of shares of Common Stock reserved for issuance under each.

The Plans provide for the grant of incentive stock options, non-statutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our Plans also provide that the grant of performance stock awards may be paid out in cash as determined by the Committee (as defined herein).

Plan Details

The following table and information below sets forth information as of December 31, 2022 with respect to our Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	92,166	$148.11	567,300
Equity compensation plans not approved by security holders	—	—	—
Total	92,166	$148.11	567,300

Summary of the Plans

Authorized Shares

No shares of our Common Stock are reserved for issuance pursuant to the 2014 Plan, 2015 Plan, the 2016 Plan, the 2017 Plan, the 2018 Plan, the 2021 Plan, or the 2022 Plan. There are currently 633 shares of our Common Stock available for issuance pursuant to the 2018 Plan, 166,667 shares of our Common Stock available for issuance pursuant to the 2021 Plan, and 400,000 shares of our Common Stock available for issuance pursuant to the 2022 Plan. Shares of Common Stock issued under our Plans may be authorized but unissued or reacquired shares of our Common Stock. Shares of Common Stock subject to stock awards granted under our Plans that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares of Common Stock, will not reduce the number of shares of Common Stock available for issuance under our Plans. Additionally, shares of Common Stock issued pursuant to stock awards under our Plans that we repurchase or that are forfeited, as well as shares of Common Stock reacquired by us as consideration for the exercise or purchase price of a stock award, will become available for future grant under our Plans.

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

Plan Amendment or Termination

Our Board has the authority to amend, suspend, or terminate our Plans, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Each of the Plans will terminate ten years after the earlier of (i) the date that each such Plan is adopted by the Board, or (ii) the date that each such Plan is approved by the Stockholders, except that awards that are granted under the applicable Plan prior to its termination will continue to be administered under the terms of the that Plan until the awards terminate, expire or are exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock, and Series Z Preferred Stock by (i) each person who, to our knowledge, owns more than 5% of our Common Stock or Series Z Preferred Stock, (ii) our current directors and the named executive officers identified under the heading “Executive Compensation” and (iii) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days after March 29, 2023 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 11,250,813 shares of our Common Stock and 250 shares of Series Z Preferred Stock issued and outstanding on March 29, 2023. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after March 29, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the Stockholders below is in care of Greenwave Technology Solutions, Inc., 4016 Raintree Rd, Ste 300, Chesapeake, VA 23321.

	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned	Number of Shares of Series Z Preferred Stock Beneficially Owned	Percentage of Series Z Preferred Stock Beneficially Owned	% of Total Voting Power
Directors and Named Executive Officers
Danny Meeks	4,398,163	(1)	33.61%	250	100.00%	33.61%
John Wood	25,866		*	-	-	*
Cheryl Lanthorn	880	(2)	*	-	-	*
J. Bryan Plumlee	2,000	(3)	*	-	-	*
Ashley Sickles	-		-	-	-	-
All directors and named executive officers as a group (5 people)	4,426,909		33.61%	250	100.00%	33.61%
Other 5% Stockholder
Arena Investors, LP(4)	972,708		8.65%	-	-	8.65%

*	Beneficial ownership of less than 1.0% is omitted.

(1)	Consists of (i) 2,562,203 shares of Common Stock, (ii) 822,466 of Common Stock underlying warrants, and (iii) 1,013,494 shares of Common Stock underlying the shares of Series Z Preferred Stock.
(2)	Consists of 880 shares owned by the reporting person’s spouse.
(3)	Consists of 1,000 shares owned by the reporting person and 1,000 shares owned by the reporting person’s spouse.
(4)	The address of Arena Investors, LP is 405 Lexington Avenue, 59th Floor, New York, New York 10174.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the below, from January 1, 2021 through the date of this prospectus, we have not been a party to any transaction or proposed transaction in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation which are described elsewhere in this prospectus.

Agreements with Danny Meeks and Affiliates of Danny Meeks

As of December 31, 2022, the Company leases 12 scrap yard facilities from an entity controlled by the Company’s Chief Executive Officer. On April 1, 2022, the Company entered into amendments to the leases for its Kelford and Carrolton yards, increasing the monthly rent payments by an aggregate of $50,000 per month for use of an automotive shredder and downstream processing system, respectively, being installed on those properties, increasing by 3% on January 1st of every year for the duration of the leases. On September 1, 2022, the Company terminated the lease for its Portsmouth yard on account of the Company purchasing the land underlying the lease, reducing the lease payment by $11,200 per month.

During the twelve months ended December 31, 2022, the Company paid rents of $2,483,217 to an entity controlled by the Company’s Chief Executive Officer. Additionally, during the twelve months ended December 31, 2022, the Company paid $122,866 in accrued rents owed to an entity controlled by the Company’s Chief Executive Officer at December 31, 2021. As of December 31, 2022, the Company owed $317,781 in accrued rent to an entity controlled by the Company’s Chief Executive Officer.

During the year ended December 31, 2022, the Company purchased equipment for $152,500 from an entity controlled by the spouse of the Company’s Chief Executive Officer. During the year ended December 31, 2022, the Company purchased equipment for $20,000 from an entity controlled by the Chief Executive Officer.

During the year ended December 31, 2021, the Company’s Chief Executive Officer was reimbursed $224,660 for expenses made on behalf the Company. Further, during the year ended December 31, 2022 and 2021, the Company’s Chief Executive Officer advanced $0 and $24,647 to the Company and was repaid $0 and $59,103, respectively.

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

We lease our scrap yard located at 22097 Brewers Neck Blvd., Carrollton, VA 23314, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $55,850 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 1576 Millpond Rd., Elizabeth City, NC 27909, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $11,200 per month. The lease expires on January 1, 2024, with two one year options to extend at the Company’s election.

We lease our scrap yard located at 130 Courtland Rd., Emporia, VA 23847, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $11,200 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 623 Highway 903 N., Greenville, NC 27834, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $11,200 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 8952 Richmond Rd., Toano, VA 23168, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $11,200 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 945 NC 11N, Kelford, NC 27805, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $39,293 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 1100 E Princess Anne Rd, Norfolk, VA 23504, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $16,391 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 277 Suburban Drive, Suffolk, VA 23434, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $15,450 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 9922 Hwy 17 S., Vanceboro, NC 28586, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $8,742 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 1040 Oceana Blvd, Virginia Beach, VA 23454, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $15,407 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 406 Sandy Street, Fairmont, NC 28340, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $8,000 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is RBSM LLP, Auditor Firm ID 587. Set forth below are approximate fees for services rendered by RBSM for the fiscal years ended December 31, 2022 and December 31, 2021.

	RBSM
	2022	2021
Audit Fees	$310,000	$129,000
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	135,208
Totals	$310,000	$264,208

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by RBSM for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s annual report on Form 10-K and in the Company’s quarterly reports on Form 10-Q, or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2022 and 2021 were $310,000 and $129,000, respectively.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by RBSM that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under “Audit Fees” for the fiscal years ending December 31, 2022 and 2021 were $0 and $0, respectively.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2022 and 2021 was $0 and $0, respectively, for RBSM.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2022 and 2021 were $0 and $135,208, respectively, for RBSM. These fees were related to the audit of Empire Services, Inc.’s financial statements for the years ended December 31, 2020 and 2019, along with the review of Empire’s financial statements for the nine months ended September 30, 2021.

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

(3) List of Exhibits.

			Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Plan of Reorganization, dated March 18, 2014.	S-1	333-196735	2.1	June 13, 2014
2.2	Agreement and Plan of Merger between MassRoots, Inc. and Whaxy Inc. and DDDigtal Inc. and Zachary Marburger and the Stockholders of DDDigtal Inc., dated December 15, 2016.	8-K	000-55431	10.1	December 16, 2016
2.3	Agreement and Plan of Merger between MassRoots, Inc. and MassRoots Compliance Technology, Inc. and Odava, Inc. and Scott Kveton and the Stockholders of Odava, Inc.	8-K	000-55431	10.1	July 5, 2017
2.4	Agreement and Plan of Merger between MassRoots, Inc., MassRoots Supply Chain, Inc., COWA Science Corporation and Christopher Alameddin, as the representative of the Stockholders of COWA Science Corporation, dated February 11, 2019.	8-K	000-55431	2.1	February 12, 2019
2.5	Agreement and Plan of Merger between MassRoots, Inc., Empire Merger Corp., Empire Services, Inc. and Danny Meeks, as the sole shareholder, dated September 30, 2021	8-K	000-55431	10.1	October 6, 2021
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	8-K/A	000-55431	3.1	June 19, 2018
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-55431	3.1	February 25, 2022
3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-41452	3.1	November 29, 2022
3.4	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017.	8-K	000-55431	3.1	July 14, 2017

3.5	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock.	8-K	000-55431	3.1	July 12, 2019
3.6	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.	8-K	000-55431	3.2	July 12, 2019
3.7	Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock.	8-K	000-55431	3.1	July 22, 2019
3.8	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock.	10-K	000-55431	3.7	July 16, 2020
3.9	Certificate of Designations, Preferences and Rights of the Series X Convertible Preferred Stock.	10-Q	000-55431	3.1	December 18, 2020
3.10	Certificate of Designations, Preferences and Rights of the Series Y Convertible Preferred Stock.	10-K	000-55431	3.9	April 16, 2021
3.11	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series X Convertible Preferred Stock filed with the Secretary of State on May 24, 2021	8-K	000-55431	3.1	May 25, 2021
3.12	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series Y Convertible Preferred Stock filed with the Secretary of State on December 30, 2020	8-K	000-55431	3.2	May 25, 2021
3.13	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. effective September 30, 2021, field with the Secretary of State on September 30, 2021	8-K	000-55431	3.1	October 6, 2021
3.14	Certificate of Designations, Preferences and Rights of the Series Z Convertible Preferred Stock	8-K	000-55431	3.1	October 20, 2021
3.15	Certificate of Elimination of Series C Convertible Preferred Stock of Greenwave Technology Solutions, Inc.	8-K	000-55431	3.1	December 17, 2021
3.16	Certificate of Amendment to Certificate of Incorporation of MassRoots, Inc.	8-K	000-55431	3.1	February 25, 2022
3.17	Certificate of Amendment to Certificate of Incorporation of Greenwave Technology Solutions, Inc.	8-K	000-55431	3.2	February 25, 2022
4.1	Form of Common Stock Certificate.	S-1	333-196735	4.1	June 13, 2014
4.2*	Description of Registrant’s Securities (included herewith)
4.3	Form of Warrant dated March 2016.	8-K	000-55431	4.2	March 18, 2016
4.4	Form of Warrant utilized by Service Providers.	S-1	333-210672	10.25	April 11, 2016
4.5	Form of Warrant dated July 2017.	8-K	000-55431	10.2	July 24, 2017
4.6	Form of Common Stock Purchase Warrant dated August 2017.	8-K	000-55431	4.2	August 18, 2017
4.7	Form of Warrant dated December 2017.	8-K	000-55431	10.2	December 14, 2017
4.8	Form of Warrant dated December 2017.	8-K	000-55431	4.1	December 29, 2017
4.9	Form of Warrant dated January 2018.	8-K	000-55431	10.2	January 31, 2018
4.10	Form of Warrant dated July 2019.	8-K	000-55431	10.2	July 12, 2019
10.1+	2014 Stock Incentive Plan and form of agreements thereunder.	S-1	333-196735	10.12	June 13, 2014

10.2+	2015 Stock Incentive Plan and form of agreements thereunder.	10-K	333-196735	10.12	March 30, 2016
10.3+	2016 Stock Incentive Plan and form of agreements thereunder.	8-K	000-55431	4.1	September 23, 2016
10.4+	2017 Equity Incentive Plan and form of agreements thereunder.	DEF 14C	000-55431	Appendix A	December 9, 2016
10.5+	2018 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix B	May 11, 2018
10.6	2021 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix C	July 12, 2021
10.7	Form of Securities Purchase Agreement dated March 2016.	8-K	000-55431	10.1	March 18, 2016
10.8	Form of Securities Purchase Agreement dated August 2017.	8-K	000-55431	10.1	August 18, 2017
10.9	Securities Purchase Agreement dated May 16, 2019.	8-K	000-55431	2.1	May 24, 2019
10.10	Form of Securities Purchase Agreement dated January 2018.	8-K	000-55431	10.1	January 31, 2018
10.11	Form of Series X Securities Purchase Agreement.	10-Q	000-55431	10.1	December 18, 2020
10.12	Form of Securities Purchase Agreement dated December 17, 2018.	8-K	000-55431	99.1	December 20, 2018
10.13	Form of Joinder Agreement to Agreement and Plan of Merger made by each stockholder of Odava, Inc. and agreed to and acknowledged by MassRoots, Inc. and MassRoots Compliance Technology, Inc.	8-K	000-55431	10.2	July 5, 2017
10.14	Form of Subscription Agreement dated July 2017.	8-K	000-55431	10.1	July 24, 2017
10.15	Form of Subscription Agreement dated December 2017.	8-K	000-55431	10.1	December 29, 2017
10.16	Form of Subscription Agreement.	8-K	000-55431	10.1	July 12, 2019
10.17	Form of Security Agreement dated August 2017.	8-K	000-55431	10.2	August 18, 2017
10.18	Form of Security Agreement dated December 17, 2018.	8-K	000-55431	99.3	December 20, 2018
10.19	Form of Amended and Restated Simple Agreement for Future Tokens.	S-1	333-223038	10.27	February 14, 2018
10.20	Form of Director Separation Agreement.	8-K	000-55431	10.1	December 14, 2017
10.21	Form of Separation Agreement.	8-K	000-55431	10.4	December 14, 2017
10.22	Form of Separation Agreement.	8-K	000-55431	10.1	July 22, 2019
10.23	Form of Mutual Release and Non-Disparagement Agreement.	8-K	000-55431	10.3	December 14, 2017
10.24	Form of Secured Convertible Promissory Note.	8-K	000-55431	99.2	December 20, 2018
10.25	Convertible Promissory Note dated May 16, 2019.	8-K	000-55431	99.1	May 24, 2019
10.26	Form of Exchange Agreement.	8-K	000-55431	10.3	July 12, 2019
10.37	Form of Convertible Note.	8-K	000-55431	10.1	November 26, 2019
10.28	Form of Series A Exchange Agreement.	8-K	000-55431	10.1	April 21, 2020
10.29	Form of Series A Convertible Note.	8-K	000-55431	10.2	April 21, 2020

10.30	Form of Series B Exchange Agreement.	8-K	000-55431	10.3	April 21, 2020
10.31	Form of Series B Convertible Note.	8-K	000-55431	10.4	April 21, 2020
10.32	Form of December Note.	8-K	000-55431	10.5	April 21, 2020
10.33	Form of January Note.	8-K	000-55431	10.6	April 21, 2020
10.34	Form of First March Note.	8-K	000-55431	10.7	April 21, 2020
10.35	Form of Second March Note.	8-K	000-55431	10.8	April 21, 2020
10.36	Form of April Note.	8-K	000-55431	10.9	April 21, 2020
10.37	Form of Notes.	8-K	000-55431	10.1	September 4, 2020
10.38	Form of September Note.	8-K	000-55431	10.2	September 4, 2020
10.39	Form of Securities Exchange Agreement.	10-K	000-55431	10.49	April 15, 2021
10.40+	2021 Equity Incentive Plan	14A	000-55431	Appendix C	July 12, 2021
10.41+	Employment Agreement by and between the Company and Danny Meeks	8-K	000-55431	10.2	October 6, 2021
10.42	Form of Warrant	8-K	000-55431	4.1	December 6, 2021
10.43	Form of Senior Note	8-K	000-55431	4.2	December 6, 2021
10.44	Securities Purchase Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.1	December 6, 2021
10.45	Pledge and Security Agreement, dated November 30, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.2	December 6, 2021
10.46	Registration Rights Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.3	December 6, 2021
14.1	Code of Ethics of the Company.	10-K	333-196735	14.1	April 1, 2015
21.1*	List of Subsidiaries
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	filed herewith.

+	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2023.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

By:	/s/ Danny Meeks
Danny Meeks Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ashley Sickles
Ashley Sickles Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Danny Meeks	Chief Executive Officer (Principal Executive Officer) and	March 31, 2023
Danny Meeks	Chairman of the Board of Directors

/s/ Ashley Sickles	Chief Financial Officer	March 31, 2023
Ashley Sickles	(Principal Financial and Accounting Officer)

/s/ J. Bryan Plumlee	Director	March 31, 2023
J. Bryan Plumlee

/s/ Cheryl Lanthorn	Director	March 31, 2023
Cheryl Lanthorn

/s/ John Wood	Director	March 31, 2023
John Wood

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greenwave Technology Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenwave Technology Solutions, Inc. (the “Company”) as of December 31, 2022 and 2021 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, and expects future losses that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Intangibles and Goodwill – Refer Note 3 and 4

Description of the Matter:

As discussed in Note 3 and 4, to the financial statements, the Company’s intangibles assets consisted of Licenses of $18.6 million, Intellectual property of $2.3 million, Customer base of $1.9 million and Goodwill of $0. Management tests goodwill and indefinite live intangible annually for impairment of value or more frequently when potential impairment triggering events are present. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value. Management uses a weighted market and income approach to estimate the fair value of its reporting units. Management’s market approach is based on the enterprise value. Management’s income approach is based on a discounted cash flow model. The key assumptions and estimates utilized in the income approaches primarily include discount rates, and future levels of revenue growth, capital expenditure, working capital, discount rates and operating margins.

The principal considerations for our determination that performing procedures relating to the impairment of goodwill is a critical audit matter because (i) the assumptions as described above involve high levels of management judgment; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s valuation methods; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

How we addressed the Matter in our Audit:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following:

●	Testing management’s process for determining the fair value estimates;
●	Evaluating the appropriateness of the weighted market and income approaches;
●	Testing the completeness and accuracy of the underlying data used in the market and income approaches;
●	We evaluated the reasonableness of significant assumptions used by management related to future levels of revenue growth, capital expenditure, working capital, discount rates and discount rates.
●	Evaluating management’s assumptions related to the future levels of revenue growth, capital expenditure, working capital, discount rates and operating margins involved evaluating whether the assumptions were reasonable considering (i) current and past performance; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
●	Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the weighted market and income approaches and (ii) the reasonableness of significant assumptions.

PCAOB ID 587

RBSM LLP

We have served as the Company’s auditor since 2017.
New York, NY
March 31, 2023

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$821,804	$2,958,293
Inventories	189,646	381,002
Accounts receivable	215,256	-
Prepaid expenses	12,838	-
Total current assets	1,239,544	3,339,295

Property and equipment, net	13,167,535	2,905,037
Advance for asset	1,193,380	-
Operating lease right of use assets, net - related-party	2,419,338	3,479,895
Operating lease right of use assets, net	590,608	140,628
Licenses, net	18,614,750	20,742,150
Customer list, net	1,959,125	2,183,025
Intellectual property, net	2,277,000	2,884,200
Goodwill	-	2,499,753
Security deposit	6,893	3,587

Total assets	$41,468,173	$38,177,570

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$5,035,330	$2,773,894
Accrued payroll and related expenses	3,946,411	4,001,470
Contract liability	25,000	25,000
Factoring, net of unamortized debt discount of $1,221,022 and $0, respectively	4,893,207	97,000
Non-convertible notes payable, current portion, net of unamortized debt discount of $500,250 and $11,724, respectively	1,820,819	228,276
Derivative liabilities	-	44,024,242
Convertible notes payable, net of unamortized debt discount of $0 and $31,255,497, respectively	-	6,459,469
Due to related parties	317,781	122,865
Operating lease obligations, current portion - related-party	2,742,140	1,427,618
Operating lease obligations, current portion	232,236	288,108
Environmental remediation	-	22,207
Total current liabilities	19,012,924	59,470,149

Operating lease obligations, less current portion - related-party	-	1,987,752
Operating lease obligations, less current portion	116,262	43,020
Non-convertible notes payable, net of unamortized debt discount of $1,965,113 and $0, respectively	7,001,422	24,711
Total liabilities	26,130,608	61,525,632

Commitments and contingencies (See Note 8)

Stockholders’ equity (deficit):
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series Z, $0.001 par value, $20,000 stated value, 500 shares authorized; 322 and 500 shares issued and outstanding, respectively	-	1
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 10,962,319 and 3,331,916 shares issued and outstanding, respectively	10,962	3,332
Common stock to be issued, 0 and 8,500 shares, respectively	-	8
Additional paid in capital	377,595,618	275,058,282
Accumulated deficit	(362,269,015)	(298,409,685)
Total stockholders’ equity (deficit)	15,337,565	(23,348,062)

Total liabilities and stockholders’ equity	$41,468,173	$38,177,570

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021

Revenues	$33,978,425	$8,098,036

Cost of Revenues	21,537,572	5,238,482

Gross Profit	12,440,853	2,859,554

Operating Expenses:
Advertising	83,993	33,595
Payroll and related expense	6,991,095	1,541,773
Rent, utilities and property maintenance	3,464,516	605,480
Environmental remediation expense	-	17,962
Hauling and equipment maintenance	3,378,452	513,928
Impairment of Intangible Assets	2,499,753	-
Depreciation and amortization expense	4,061,404	888,781
Consulting, accounting and legal	897,981	395,901
Other general and administrative expenses	1,946,580	1,789,698
Total Operating Expenses	23,323,775	5,787,118

Loss From Operations	(10,882,992)	(2,927,564)

Other Income (Expense):
Interest expense	(34,079,230)	(10,561,789)
Other loss	(79,231)	-
Change in derivative liability for authorized shares shortfall	14,264,476	(171,343,164)
Change in fair value of derivative liabilities	-	300,885
Gain (loss) on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	516,920	182,160,381
Warrant expense for liquidated damages settlement	(7,408,681)	-
Gain on forgiveness of debt	-	739,710
Gain (loss) on conversion of convertible notes	2,625,378	(880)
Total Other Income (Expense)	(24,160,368)	1,295,143

Net Loss Before Income Taxes	(35,043,290)	(1,632,421)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(35,043,290)	(1,632,421)

Deemed dividend for Series Z price protection trigger upon uplisting	(7,237,572)	-
Deemed dividend for triggering of warrant price protection upon uplisting	(21,115,910)	-
Deemed dividend for repricing of certain warrants for liquidated damages waiver	(462,556)	-
Deemed dividend resulting from amortization of preferred stock discount	-	(34,798,923)
Deemed dividend resulting from redemption of Series X shares	-	3,326,237
Deemed dividend resulting from redemption of Series Y shares	-	35,881,134

Net Income (Loss) Available to Common Stockholders	$(63,859,328)	$2,776,027

Net Income (Loss) Per Common Share:
Basic	$(9.71)	$0.57
Diluted	$(9.71)	$0.36

Weighted Average Common Shares Outstanding:
Basic	6,577,303	4,848,574
Diluted	6,577,303	8,199,137

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock										Common Stock to be		Additional	Discount on
	Series X		Series Y		Series Z		Series C		Common Stock		Issued		Paid	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Total

Balance at December 31, 2020	16.05	-	654.781794	$1.00	-	-	1,000	$1.00	1,661,431	$1,661.00	3,024,604	$3,025.00	$284,420,948	$(20,973,776)	$(301,185,712)	$(37,733,852)
Issuance of common shares previously to be issued	-	-	-	-	-	-	-	-	3,355	$4.00	(3,355)	$(4.00)	$-	$-	$-	$-
Issuance of common shares for services rendered	-	-	-	-	-	-	-	-	7,252	$7.00	-	-	$166,848	$-	$-	$166,855
Common shares issued upon conversion of convertible notes	-	-	-	-	-	-	-	-	14,828	$15.00	-	-	$132,987	$-	$-	$133,002
Cancelation of common shares and warrants in exchange for cash paid per cancelation agreement	-	-	-	-	-	-	-	-	(4,950)	$(5.00)	-	-	$(10,995)	$-	$-	$(11,000)
Sale of Series X preferred shares	10.00	-	-	-	-	-	-	-	-	-	-	-	$200,000	$-	$-	$200,000
BCF recognized upon issuance of Series X preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	$2,852,500	$(2,852,500)	$-	$-
Series Y preferred shares issued in exchange for convertible notes, accrued interest and warrants	-	-	65.733880	-	-	-	-	-	-	-	-	-	$1,314,678	$-	$-	$1,314,678
BCF recognized upon issuance of Series Y preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	$10,972,647	$(10,972,647)	$-	$-
Deemed dividend resulting from amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	-	-	$-	$34,798,923	$(34,798,923)	$-
Series Z preferred shares issued as equity kicker for note payable	-	-	-	-	250	-	-	-	-	-	-	-	$867,213	$-	$-	$867,213
Series Z preferred shares issued as part of settlement agmt	-	-	-	-	250	1	-	-	-	-	-	-	$6,530,867	$-	$-	$6,530,868
Common shares issued in business combination	-	-	-	-	-	-	-	-	1,650,000	$1,650.00	-	-	$18,412,350	$-	$-	$18,414,000
Common shares to be issued canceled for no consideration	-	-	-	-	-	-	-	-	-	-	(3,012,749)	$(3,013.00)	$3,013	$-	$-	$-
Redemption of Series X preferred shares	(26.05)	-	-	-	-	-	-	-	-	-	-	-	$(501,463)	$-	$-	$(501,463)
Deemed dividend resulting from redemption of Series X preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	$(3,326,237)	$-	$3,326,237	$-
Redemption of Series Y preferred shares	-	-	(720.515674)	$(1.00)	-	-	-	-	-	-	-	-	$(11,095,941)	$-	$-	$(11,095,942)
Deemed dividend resulting from redemption of Series Y preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	$(35,881,134)	$-	$35,881,134	$-
Series C preferred shares contributed back to the Company and promptly retired	-	-	-	-	-	-	(1,000)	(1)	-	-	-	-	$1	$-	$-	$-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	$-	$-	$(1,632,421)	$(1,632,421)
Balance at December 31, 2021	-	$-	-	$-	500	$1.00	-	$-	3,331,916	$3,332.00	8,500	$8.00	$275,058,282	$-	$(298,409,685)	$(23,348,062)
Issuance of common stock previously recorded as to be issued	-	-	-	-	-	-	-	-	8,500.00	$8	(8,500.00)	$(8)	-	-	-	-
Elimination of derivative liabilities for authorized share shortfall	-	-	-	-	-	-	-	-	-	-	-	-	$29,759,766	-	-	$29,759,766
Issuance of common stock upon conversion of convertible debt at uplisting	-	-	-	-	-	-	-	-	6,896,903	$6,897	-	-	$36,553,575	-	-	$36,560,472
Issuance of common stock upon conversion of Series Z Preferred	-	-	-	-	(178)	$(1)	-	-	725,000	$725	-	-	$(725)	-	-	-
Warrant expense for liquidated damages waiver	-	-	-	-	-	-	-	-	-	-	-	-	$7,408,681	-	-	$7,408,681
Deemed dividend for Series Z price protection trigger upon uplisting	-	-	-	-	-	-	-	-	-	-	-	-	$7,237,572	-	$(7,237,572)	-
Deemed dividend for repricing & issuance of additional warrants upon uplisting	-	-	-	-	-	-	-	-	-	-	-	-	$21,115,910	-	$(21,115,910)	-
Deemed dividend for repricing of certain warrants for liquidated damages waiver	-	-	-	-	-	-	-	-	-	-	-	-	$462,556	-	$(462,556)	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$(35,043,290)	$(35,043,290)
Rounding	-	-	-	-	-	-	-	-	-	-	-	-	$1	-	$(2)	-
Balance at December 31, 2022	-	$-	-	$-	322	$-	-	$-	10,962,319	$10,962	-	$-	$377,595,618	$-	$(362,269,015)	$15,337,565

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(35,043,290)	$(1,632,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	875,809	888,781
Amortization of intangible assets		2,958,500
Impairments on property and equipment	227,185	388,877
Amortization of right of use assets	2,390,991	22,436
Amortization of right of use assets, related-party	-	373,640
Impairment on goodwill	2,499,753	-
Change in derivative liability for authorized shares shortfall	-	171,343,164
Interest and amortization of debt discount	32,340,565	10,198,924
(Gain) loss on conversion of convertible notes payable	(2,625,378)	880
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	-	(182,160,381)
Gain on settlement of non-convertible notes		(516,920)
Warrant expense for liquidated damages settlement	7,408,681	-
Gain on forgiveness of debt	-	(739,710)
Share-based compensation	-	166,855
Expenses paid directly by non-convertible noteholder on behalf of company	-	158,371
Changes in operating assets and liabilities:
Accounts receivable	(215,256)	-
Change in fair value of derivative liabilities	(14,264,476)	(300,885)
Inventories	191,356	(381,002)
Prepaid expenses	(12,838)	97,132
Security deposits	(3,306)	(2,437)
Accounts payable and accrued expenses	1,703,299	(609,683)
Accrued payroll and related expenses	1,738,665	137,415
Contract liabilities	-	25,000
Due to related party	194,916	-
Principal payments made on operating lease liabilities	(2,434,068)	(30,544)
Principal payments made on operating lease liabilities, related-party		(382,815)
Environmental remediation	(22,207)	(48,810)
Net cash used in operating activities	(2,609,173)	(2,487,213)

Cash flows from investing activities:
Purchases of property and equipment	(5,936,027)	(218,693)
Cash acquired in acquisition	-	141,027
Net cash used in investing activities	(5,936,027)	(77,666)

Cash flows from financing activities:
Proceeds from sale of Series X preferred shares	-	200,000
Proceeds from issuance of convertible notes payable	-	27,585,450
Repayments of convertible notes payable as part of settlements	-	(2,503,300)
Proceeds from issuance of non-convertible notes payable	2,725,000	1,465,053
Repayments of non-convertible notes payable	(220,000)	(5,629,455)
Repayments of notes	(221,500)	-
Proceeds from factoring advances	6,518,310	70,452
Repayments of factoring advances	(2,381,089)	(4,165,973)
Repayments of advances	(12,000)	-
Cash paid in cancelation of common shares and warrants	-	(26,000)
Redemption of Series X preferred shares for cash	-	(501,463)
Redemption of Series Y preferred shares for cash	-	(11,095,942)
Proceeds from advances from related parties	-	122,865
Net cash provided by financing activities	6,408,711	5,521,687

Net (decrease) increase in cash	(2,136,489)	2,956,808

Cash, beginning of year	2,958,293	1,485

Cash, end of year	$821,804	$2,958,293

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$216,763	$362,865
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of derivative liability to additional paid in capital due to resolution of authorized share shortfall	$29,759,766	$-
Deemed dividend for warrant repricing at uplisting	$21,115,910	$-
Deemed dividend for price protection trigger in Series Z Preferred at uplisting	$7,237,572	$-
Equipment purchased by issuance of non-convertible notes payable	$3,930,745	$-
Increase in right of use assets and operating lease liabilities	$2,677,544	$430,638
Factoring proceeds utilized for payoff of factoring liabilities	$1,834,167	$-
Land purchased with deed of trust notes	$1,200,000	$-
Advance for asset by issuance of notes payable	$1,193,380
Deemed dividend for repricing of certain warrants for liquidated damages waiver	$462,566	$-
Common shares issued upon conversion of convertible notes and accrued interest	$36,560,472	$133,002
Common stock issued upon conversion of Series Z Preferred	$725	$-
Issuance of common shares previously to be issued	$8	$4
Reduction of derivative liabilities stemming from settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	$-	$153,155,575
Deemed dividend resulting from redemption of Series X shares	$-	$35,881,134
Amortization of discount on preferred stock	$-	$34,798,923
Common shares issued in business combination	$-	$18,414,000
Series Z preferred shares issued as part of settlement agreement	$-	$6,530,868
Nonconvertible notes rolled into convertible notes	$-	$5,800,000
Deemed dividend resulting from redemption of Series X shares	$-	$3,326,237
Series Y preferred shares issued as settlement for convertible notes payable, accrued interest and warrants	$-	$1,314,678
Settlement paid directly by CEO on behalf of company	$-	$1,000,000
Series Z preferred shares issued as equity kicker for note payable	$-	$867,213
Expenses paid directly by non-convertible noteholder on behalf of company	$-	$158,371
Reclassify accrued interest to convertible notes payable	$-	$93,685
Common shares to be issued canceled for no consideration	$-	$3,013
Preferred Series C shares contributed back to the Company for no consideration	$-	$1

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements include the accounts of Empire Services, Inc., Liverman Metal Recycling, Inc., Empire Staffing, LLC, and Greenwave Elite Sports Facility, Inc., our wholly owned subsidiaries.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2022, the Company had cash of $821,804 and a working capital deficit (current liabilities in excess of current assets) of $(17,773,380). During the year ended December 31, 2022, the net cash used in operating activities was $(2,609,173). The accumulated deficit as of December 31, 2022 was $(362,269,015). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

During the year ended December 31, 2022, the Company received proceeds of $2,725,000 and $6,518,310 from the issuance of non-convertible notes and factoring advances, respectively.

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

Cash

For purposes of the consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with multiple major financial institutions. At December 31, 2022 and 2021, the uninsured balances amounted to $434,399 and $2,727,928, respectively.

Property and Equipment, net

We state property and equipment at cost or, if acquired through a business combination, fair value at the date of acquisition. We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets, except for our leasehold improvements, which are depreciated over the shorter of their estimated useful lives or their related lease term. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from our accounts and the resulting gain or loss is credited or charged to income. We expense costs for repairs and maintenance when incurred. Our property and equipment is pledged as collateral for certain non-convertible notes, see “Note 9 – Advances, Non-Convertible and PPP Notes Payable.”

Cost of Revenue

The Company’s cost of revenue consists primarily of the costs of purchasing metal from its suppliers.

Related Party Transactions

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. See Note 20 – Related Party Transactions.

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

In calculating the right of use asset and lease liability, the Company elected to combine lease and non-lease components. The Company excluded short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. See Note 13 – Leases.

Paycheck Protection Program Notes

We classified the loan we received under the Paycheck Protection Program (“PPP”) and the PPP note we assumed upon consummation of the Empire acquisition as non-convertible notes. We accrued interest on the PPP notes through the date of forgiveness of the respective notes by the Small Business Administration (“SBA”). On the date of forgiveness of the respective PPP notes by the SBA, the principal and interest due under the PPP notes were recorded as gains on forgiveness of debt. See “Note 9 – Advances, Non-Convertible and PPP Notes Payable.”

Commitments and Contingencies

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. See Note 12 – Commitments and Contingencies.

Revenue Recognition

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

The Company primarily generates revenue by purchasing scrap metal from businesses and retail suppliers, processing it, and selling the ferrous and non-ferrous metals to customers.

The Company realizes revenue upon the fulfillment of its performance obligations to customers. As of December 31, 2022 and 2021, the Company had a contract liability of $25,000 and $25,000, respectively, for contracts under which the customer had paid for and the Company had not yet delivered.

The following table details our contract liability activity for the years ended December 31, 2021 and 2022:

Balance, December 31, 2020	$-
Net transfers in due to new contract liabilities	25,000
Net transfers out to revenue	-
Balance, December 31, 2021	$25,000
Net transfers in due to new contract liabilities	-
Net transfers out to revenue	-
Balance, December 31, 2022	$25,000

Inventories

Although we ship the ferrous and non-ferrous metals we purchase from suppliers multiple times per day, we do maintain inventories. We calculate the value of the inventories on hand, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the cost of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $189,646 and $381,002, respectively, as of December 31, 2022 and 2021. See “Note 6 – Inventories.”

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $83,993 and $33,595 for the year ended December 31, 2022 and 2021, respectively.

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

If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. See “Note 19 – Income Taxes.”

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

Deemed Dividends

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2022 and 2021 using the applicable classification criteria enumerated under ASC 815, “Derivatives and Hedging.” The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands. As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period. The Company also records derivative liabilities for instruments, including convertible notes, preferred stock, and warrants, in which the Company does not have sufficient authorized shares to cover the conversion of these instruments into shares of common stock.

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At December 31, 2022 and 2021, the Company had accruals reported on the balance sheet as current liabilities of $0 and $22,207, respectively.

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

Management believes its environmental remediation liabilities were resolved in fiscal year 2022.

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Intangible assets are stated at cost and reviewed annually to examine any impairments, usually assuming an estimated useful life of five to ten years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. The estimated useful lives of the Intellectual Property, Customer List, and Licenses assumed in the Empire acquisition is 5 years, 10 years, and 10 years, respectively. See Note 8 – Amortization of Intangible Assets.

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

The Company tests indefinite lived intangibles and goodwill for impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. During the fiscal years ended December 31, 2022 and 2021, the Company recorded $2,499,753 and $0 in impairment expense related to intangibles and goodwill and $2,958,500 and $739,625 in amortization of intangible assets, respectively.

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested annually at December 31 for impairment. The annual qualitative or quantitative assessments involve determining an estimate of the fair value of reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized. The amount of impairment loss is determined by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount. If the carrying amount exceeds the implied fair value, then an impairment loss is recognized equal to that excess. The Company has adopted the provisions of ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. Thus, ASU 2017-04 permits an entity to record a goodwill impairment that is entirely or partly due to a decline in the fair value of other assets that, under existing GAAP, would not be impaired or have a reduced carrying amount. Furthermore, the ASU removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Accordingly, the goodwill of reporting unit or entity with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit/entity may indicate that goodwill is impaired.

We test our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is December 31.

None of the goodwill is deductible for income tax purposes. During the fiscal years ended December 31, 2022 and 2021, the Company recorded $2,499,753 and $0 in impairment expense related to goodwill, respectively. As of December 31, 2022 and 2021, the carrying value of goodwill was $0 and $2,499,753, respectively.

Factoring Agreements

We have entered into factoring agreements with various financial institutions to receive cash for our future revenues. These transactions are treated as a debt instrument and are accounted for as a liability because the Company makes weekly payments towards the balance and fees. We utilize factoring arrangements as an integral part of our financing for working capital. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition. As of December 31, 2022 and 2021, the Company owed $4,893,207 and $0, net debt discounts of $1,221,022 and $0, respectively for factoring advances. See “Note 9 – Advances, Non-Convertible and PPP Notes Payable.”

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

The computation of basic and diluted income (loss) per share, for the year ended December 31, 2022 and 2021 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31, 2022	December 31, 2021
Common shares issuable upon conversion of convertible notes	-	2,527,144
Options to purchase common shares	92,166	92,166
Warrants to purchase common shares	9,757,710	2,752,941
Common shares issuable upon conversion of preferred stock	1,301,988	822,593
Total potentially dilutive shares	11,151,864	6,194,844

On February 28, 2022 the Company completed 1-for-300 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted and restated the weighted-average shares included within its consolidated statements of operations for the years ended December 31, 2022 and 2021. The basic and diluted weighted-average common shares are retroactively converted to shares of the Company’s common stock to conform to the recasted consolidated statements of stockholders’ equity.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company is currently evaluating the adoption of ASU 2021-08 on its consolidated financial statements and related disclosures.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Empire had occurred as of the beginning of the following period:

Year Ended December 31, 2021
Net Revenues	$27,755,762
Net Income (Loss) Available to Common Shareholders	$5,233,967
Net Basic Earnings (Loss) per Share	$1.08
Net Diluted Earnings (Loss) per Share	$0.64

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 5 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company has a concentration of suppliers. During the year ended December 31, 2022, two suppliers accounted for $1,114,265.68 and $639,676.14, or 5.3% and 3%, respectively of the scrap metal purchases made by the Company. There was not a concentration of suppliers during the year ended December 31, 2021.

Accounts Receivable

The Company has a concentration of credit risk with its accounts receivable balance. One customer accounted for $164,932, or 77%, of our accounts receivable at December 31, 2022. For the fiscal year ended December 31, 2021, the Company did not have any accounts receivable.

Customer Concentrations

The Company has a concentration of customers. For the fiscal year ended December 31, 2022, certain large customers individually accounted for $17,962,176, $5,332,834, and $4,301,328, or approximately 53%, 16%, and 13% of our revenues, respectively. For the fiscal year ended December 31, 2021, one customer accounted for $6,682,019, or approximately 83% of our revenue.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 6 – INVENTORIES

Inventories consisted of the following as of:

	December 31, 2022	December 31, 2021
Processed and unprocessed scrap metal	$189,646	$337,002
Finished products	-	44,000
Inventories	$189,646	$381,002

NOTE 7 – PROPERTY AND EQUIPMENT

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company acquired equipment with a purchase price of $5,511,568 with accumulated depreciation of $2,287,231. Property and equipment as of December 31, 2022 and 2021 is summarized as follows:

	December 31, 2022	December 31, 2021
Machinery & Equipment	$12,995,494	$4,816,756
Furniture & Fixtures	6,128	-
Vehicles	20,000	-
Leaseholder Improvement	988,100	-
Land	980,129	-
Buildings	724,170	-
Subtotal	15,714,021	4,816,756
Less accumulated depreciation	(2,546,486)	(1,911,719)
Property and equipment, net	$13,167,535	$2,905,037

Depreciation expense for the years ended December 31, 2022 and 2021 was $875,809 and $149,156, respectively. Impairment of equipment and land expense for the years ended December 31, 2022 and 2021 was $227,185 and $388,877, respectively. As of December 31, 2022, the Company’s lenders had advanced $1,193,380 for equipment which had not yet been delivered to the Company.

NOTE 8 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Carrying value	Remaining estimated useful life
Intellectual Property	$3,036,000	$(759,000)	$2,277,000	4 years
Customer List	2,239,000	(279,875)	1,959,125	9 years
Licenses	21,274,000	(2,659,250)	18,614,750	9 years
Total finite-lived intangibles	26,549,000	(3,698,125)	22,850,875
Total intangible assets, net	$26,549,000	$(3,698,125)	$22,850,875

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Carrying value	Remaining estimated useful life
Intellectual Property	$3,036,000	$(151,800)	$2,884,200	5 years
Customer List	2,239,000	(55,975)	2,183,025	10 years
Licenses	21,274,000	(531,850)	20,742,150	10 years
Total finite-lived intangibles	26,549,000	(739,625)	25,809,375
Total intangible assets, net	$26,549,000	$(739,625)	$25,809,375

The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2021 was approximately 8.12 years as of December 31, 2022. There were no intangible assets acquired during the year ended December 31, 2022.

Amortization expense for intangible assets was $2,958,500 and $739,625 for the years ended December 31, 2022 and 2021, respectively. Total estimated amortization expense for our intangible assets for the years 2023 through 2027 is as follows:

Year ended December 31,
2023	$2,958,500
2024	2,958,500
2025	2,958,500
2026	2,806,700
2027	2,351,300
Thereafter	8,817,375

NOTE 9 – ADVANCES, NON-CONVERTIBLE NOTES PAYABLE, AND PPP NOTE PAYABLE

Factoring Advances

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company became liable for merchant cash advances Empire had obtained in the amount of $4,975,940 with a carrying value of $4,072,799 as of the acquisition date. The advances had final payment dates ranging from November 19, 2020 to March 11, 2022. The advances were secured against the assets of Empire. The Company made payments of $4,104,334 towards these advances during the year ended December 31, 2021. There was amortization of debt discount of $903,141 from October 1, 2021 to December 8, 2021. The Company realized an aggregate gain on the settlement of these advances of $871,606 from November 30 to December 8, 2021.

On August 2, 2022, the Company entered into a revenue factoring advance in the principal amount of $1,587,500 for a purchase price of $1,225,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $37,798 through June 2023. The revenue factoring advance had a maturity date of June 4, 2023. There was amortization of debt discount of $362,500 and a gain on settlement of debt of $187,505, respectively, during the year ended December 31, 2022. The Company made repayments of $1,399,995 during the year ended December 31, 2022. As of December 31, 2022, the revenue factoring advance had a balance of $0 net an unamortized debt discount of $0.

On August 3, 2022, the Company entered into a revenue factoring advance in the principal amount of $952,500 for a purchase price of $735,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $22,679 through June 2023. The advance had a maturity of June 4, 2023. There was amortization of debt discount of $217,500 during the year ended December 31, 2022. The Company made repayments of $952,500 during the year ended December 31, 2022. As of December 31, 2022, the revenue factoring advance had a balance of $0 net an unamortized debt discount of $0.

On September 28, 2022, the Company entered into a revenue factoring advance in the principal amount of $1,815,000 for a purchase price of $1,477,500. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $36,012 through September 2023. The advance had a maturity of October 18, 2023. There was amortization of debt discount of $337,500 and a gain of settlement of debt of $165,000 during the year ended December 31, 2022. The Company made repayments of $1,650,000 during the year ended December 31, 2022. As of December 31, 2022, the revenue factoring advance had a balance of $0 net an unamortized debt discount of $0.

On December 8, 2022, the Company entered into a revenue factoring advance in the principal amount of $3,025,000 for a purchase price of $2,500,000. The Company’s Chief Executive Officer is personally liable for this factoring advance. The Company is required to make weekly payments in the amount $60,020 through December 2023. The advance matures on December 15, 2023. There was amortization of debt discount of $32,460 during the year ended December 31, 2022. The Company made repayments of $180,060 during the year ended December 31, 2022. As of December 31, 2022, the revenue factoring advance had a balance of $2,352,000 net an unamortized debt discount of $492,540.

On December 8, 2022, the Company entered into a revenue factoring advance in the principal amount of $1,815,000 for a purchase price of $1,470,000. The Company’s Chief Executive Officer is personally liable for this factoring advance. The Company is required to make weekly payments in the amount $34,904 through December 2023. The advance matures on December 15, 2023. There was amortization of debt discount of $21,330 during the year ended December 31, 2022. The Company made repayments of $104,712 during the year ended December 31, 2022. As of December 31, 2022, the revenue factoring advance had a balance of $1,386,619 net an unamortized debt discount of $323,670.

On December 29, 2022, the Company entered into a revenue factoring advance in the principal amount of $1,474,000 for a purchase price of $1,067,000. The Company’s Chief Executive Officer is personally liable for this factoring advance. The Company is required to make weekly payments in the amount $28,346 through January 2024. The advance matures on January 4, 2024. There was amortization of debt discount of $2,188 during the year ended December 31, 2022. As of December 31, 2022, the revenue factoring advance had a balance of $1,069,188 net an unamortized debt discount of $404,812.

he remaining advances are for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of December 31, 2022, the Company owed $85,000 for Simple Agreements for Future Tokens.

Non-Convertible Notes Payable

During the year ended December 31, 2022 and 2021, the Company received proceeds from the issuance of non-convertible notes of $2,725,000 and $1,465,053, had $0 and $1,515,778 in intercompany loans eliminated, and repaid an aggregate of $212,249 and $5,629,455, respectively, of non-convertible notes. Included in the years ended December 31, 2022 and 2021 were $0 and $24,647, respectively, of advances from and $0 and $59,103 of repayments to the Company’s Chief Executive Officer. The $5,629,455 in repayments in 2021 was comprised of $5,479,288 in payments made towards non-convertible notes assumed in the Empire acquisition, $150,167 was towards non-convertible notes Greenwave had outstanding and $60,000 was towards the resolution agreement with Sheppard Mullin.

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

On May 4, 2020, the Company received proceeds of $50,000 from a PPP note. The note had a maturity date of May 4, 2022 and bore 1% interest per annum. On April 6, 2021, the Small Business Administration forgave the Company’s Paycheck Protection Program loan in the principal amount of $50,000 and accrued interest of $466, resulting in gain on forgiveness of debt of $50,466. As of December 31, 2022 and December 31, 2021, the Company owed $0 and $0 in principal and $0 and $330 in accrued interest, respectively, on this note. This note was fully satisfied and retired as of December 31, 2021.

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

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company (See Note 12 – Commitments and Contingencies). Under the terms of the Resolution Agreement, which the Company has classified as a non-convertible note, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. There was amortization of the debt discount of $10,297 and $5,978 during the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company made $165,000 and $70,000 in payments, respectively towards the Resolution Agreement. As of December 31, 2022 and 2021, the Resolution Agreement had a balance of $38,284 and $192,987, net an unamortized debt discount of $1,716 and $12,013, respectively.

On January 24, 2022, the Company settled a non-convertible note in the principal amount of $55,000 with accrued interest and penalties of $358,420 for a cash payment of $250,000. The Company realized a gain on settlement of debt of debt of $163,420. This was accounted for as a debt extinguishment. This note was fully satisfied and retired as of December 31, 2022.

On April 11, 2022, the Company entered into a vehicle financing agreement with GM Financial for the purchase of a vehicle for use by the Company’s Chief Executive Officer in the principal amount of $74,186. GM Financial financed $65,000 of the purchase price of the vehicle and the Company was required to make a $10,000 down payment. There was a $2,400 rebate applied to the purchase price. The Company is required to make 60 monthly payments of $1,236. During the year ended December 31, 2022, the Company made $6,182 in payments towards the financing agreement. There was amortization of debt discount of $1,296 during the year ended December 31, 2022. As of December 31, 2022, the financing agreement had a balance of $60,114, net an unamortized debt discount of $7,890.

On April 21, 2022, the Company entered into a secured promissory note in the principal amount of $964,470 for the financing and installation of a piece of equipment in the amount $750,000. The Company is required to make monthly payments in the amount $6,665 through October 2022 and monthly payments of $19,260 until October 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on October 21, 2026. During the year ended December 31, 2022, the Company made $46,655 in payments towards the note. There was amortization of debt discount of $34,440 during the year ended December 31, 2022. As of December 31, 2022, the note had a balance of $732,550 net an unamortized debt discount of $180,030.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal and interest payments of $4,046 and $9,382, respectively, during the year ended December 31, 2022. As of December 31, 2022, the note had a principal balance of $595,954 and accrued interest of $3,184.

On September 1, 2022, the Company entered into an additional Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal and interest payments of $4,046 and $9,382, respectively, during the year ended December 31, 2022. As of December 31, 2022, the note had a principal balance of $595,954 and accrued interest of $3,184.

On September 14, 2022, the Company entered into a secured promissory note in the principal amount of $2,980,692 for a purchase price of $2,505,000. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount $82,797 through September 2025. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on September 14, 2025. There was amortization of debt discount of $47,411 during the year ended December 31, 2022. There were payments of $165,594 towards the note during the year ended December 31, 2022. As of December 31, 2022, the note had a balance of $2,386,817 net an unamortized debt discount of $428,281.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,539,630 for a purchase price of $1,078,502. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,410 through March 2023 and then monthly payments in the amount of $20,950 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $6,618 during the year ended December 31, 2022. As of December 31, 2022, the note had a balance of $1,085,120 net an unamortized debt discount of $454,510.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,560,090 for a purchase price of $1,092,910. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,630 through March 2023 and then monthly payments in the amount of $21,225 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $6,867 during the year ended December 31, 2022. As of December 31, 2022, the note had a balance of $1,099,614 net an unamortized debt discount of $460,476.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,597,860 for a purchase price of $1,119,334. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,860 through March 2023 and then monthly payments in the amount of $21,740 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $6,867 during the year ended December 31, 2022. As of December 31, 2022, the note had a balance of $1,126,201 net an unamortized debt discount of $471,659.

On December 15, 2022, the Company entered into a secured promissory note in the principal amount of $1,557,435 for a purchase price of $1,093,380. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,585 through March 2023 and then monthly payments in the amount of $21,190 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 15, 2029. There was amortization of debt discount of $3,254 during the year ended December 31, 2022. As of December 31, 2022, the note had a balance of $1,096,634 net an unamortized debt discount of $460,801.

The following table details the current and long-term principal due under non-convertible notes as of December 31, 2022.

	Principal (Current)	Principal (Long Term)
GM Financial (Issued April 11, 2022)	$18,546	$49,457
Non-Convertible Note (Issued March 8, 2019)	5,000	-
Sheppard Mullin Resolution Agreement (Issued September 23, 2021)	40,000	-
Deed of Trust Note (Issued September 1, 2022)	53,712	542,242
Deed of Trust Note (Issued September 1, 2022)	53,712	542,242
Equipment Finance Note (Issued April 21, 2022)	231,120	681,460
Equipment Finance Note (Issued September 14, 2022)	993,564	1,821,534
Equipment Finance Note (Issued November 28, 2022)	230,320	1,309,310
Equipment Finance Note (Issued November 28, 2022)	233,510	1,326,580
Equipment Finance Note (Issued November 28, 2022)	239,120	1,358,740
Equipment Finance Note (Issued December 15, 2022)	222,465	1,334,970
Debt Discount	(500,250)	(1,965,113)
Total Principal of Non-Convertible Notes	$1,820,819	$7,001,422

Total principal payments due on non-convertible notes 2023 through 2027 and thereafter is as follows:

Year ended December 31,
2023	$2,321,069
2024	2,368,205
2025	2,202,611
2026	1,336,121
2027	1,327,466
Thereafter	1,732,133

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2022 and 2021, the Company owed accounts payable and accrued expenses of $5,035,330 and $2,773,894, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	December 31, 2022	December 31, 2021
Accounts Payable	$1,548,847	$623,557
Credit Cards	206,669	126,063
Accrued Interest	1,708,965	1,880,066
Accrued Expenses	1,570,849	144,208
Total Accounts Payable and Accrued Expenses	$5,035,330	$2,773,894

NOTE 11 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. As of December 31, 2022 and 2021, the Company owed payroll tax liabilities, including penalties, of $3,946,411 and $4,001,470, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

NOTE 12 – COMMITMENTS AND CONTINGENCES

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

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company. Under the terms of the Resolution Agreement, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. The Company has made all its required payments under the Resolution Agreement.

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

Upon effectiveness of the Company’s acquisition of Empire on October 1, 2021, the Company incurred $71,017 in environmental remediation liabilities, of which $15,017 was a fair estimate of the cost to remediate the properties it leases and a balance of $56,000 for the civil penalty as of the acquisition date. The Company paid $34,983 towards the remediation of the properties and $42,000 towards the civil penalty from October 1, 2021 to December 31, 2021. The Company had $22,207 in environmental remediation liabilities as of December 31, 2021, of which $14,000 is the remaining civil penalty and $8,207 is the estimated cost to remediate the properties in accordance with the Consent Order. The Company is committed to improving its processes and controls to ensure its operations have minimal environmental impact with the goal of minimizing the number of comments and citations received by the Department of Environmental Quality going forward. As of December 31, 2022, the environmental remediation liabilities were fully satisfied.

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

Settlement

On September 30, 2021, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Iroquois; Dietrich; Meeks; and Empire. Pursuant to the Settlement Agreement, in exchange for terminating any duties owed by the Company to Iroquois under the Warrant, the Company agreed to pay, on its own behalf and on behalf of Dietrich, Meeks, and Empire, one million dollars ($1,000,000) and issue shares of the Series Z Convertible Preferred Stock, par value $0.001 per share (the “Series Z”), sufficient in number such that if they are converted into the Company’s common stock, par value $0.001 per share (“Common Stock”) by Iroquois, such shares of Common Stock will be equal in number to 9.99% of the issued and outstanding shares of Common Stock at the time of such conversion. Accordingly, on September 30, 2021, 250 Series Z Preferred Shares were issued to the investor (See Note 16 – Stockholders’ Equity). The payment of $1,000,000 was made to Iroquois on October 5, 2021 due to an administrative delay.

NOTE 13 – LEASES

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

Effective October 13, 2022, the Company entered into an office space/land lease agreement for the leasing of 900 Broad Street, Suite C, Portsmouth, VA 23707. Under the terms of the lease, the Company is required to pay $4,300 per month for the facility beginning November 1, 2022 and increasing by 3% on January 1, 2023. The lease expires on December 31, 2027 and the Company has two options to extend the lease by 5 years per option. The Company also has the option to extend the term of the lease for an additional year for the next 5 years upon the same terms and conditions. In the event the Company does not exercise the options, the lease will continue a month-to-month basis. The Company cannot sublease the property under the lease agreement.

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

On April 1, 2021, Empire entered into a lease agreement for the leasing of certain equipment. Under the terms of the lease, Empire is required to pay $2,700 per month thereafter for a period of 24 months. The lease expires on March 31, 2023 and the Company does not have an option to renew or extend. The Company is responsible to any damage to the equipment under the terms of the lease.

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

ROU assets and liabilities consist of the following:

	December 31, 2022	December 31, 2021
ROU assets – related party	$2,419,338	$3,479,895
ROU assets	590,608	140,628
Total ROU assets	3,009,946	3,620,523

Current portion of lease liabilities – related party	$2,742,140	$1,427,618
Current portion of lease liabilities	232,236	288,108
Long term lease liabilities – related party, net of current portion	-	1,987,752
Long term lease liabilities, net of current portion	116,262	43,020
Total lease liabilities	$3,090,638	$3,746,498

Aggregate minimum future commitments under non-cancelable operating leases and other obligations at December 31, 2022 were as follows:

Year ended December 31,
2023	$2,974,377
2024	170,731
2025	140,295
2026	134,476
2027	42,430
Total Minimum Lease Payments	$3,462,309
Less: Imputed Interest	$(371,670)
Present Value of Lease Payments	$3,090,639
Less: Current Portion	$(2,974,377)
Long Term Portion	$116,262

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2024. Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the years ended December 31, 2022 and 2021 was $2,619,300 and $497,177, respectively. At December 31, 2022, the leases had a weighted average remaining lease term of 1.1 years and a weighted average discount rate of 10%.

NOTE 14 – CONVERTIBLE NOTES PAYABLE

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

On July 22, 2022, simultaneously with the listing of the Company’s common stock on Nasdaq, the Company issued 6,896,903 shares of common stock for the conversion of its senior secured convertible notes in the principal amount of $37,714,966 together with accrued interest in the amount of $1,470,884. The Company realized a gain on conversion of $2,625,378.

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

The maturity dates of the convertible notes outstanding at December 31, 2022 are:

Maturity Date	Principal Balance Due
November 30, 2022	$-
Total Principal Outstanding	$-

During the year ended December 31, 2022, there was amortization of debt discount of $31,255,497. As of December 31, 2022 and 2021, the remaining carrying value of the convertible notes was $0 and $6,459,469, net of unamortized debt discount of $0 and $31,255,497, respectively. As of December 31, 2022 and 2021, accrued interest payable of $0 and $192,191, respectively, was outstanding on the notes.

NOTE 15 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

As of December 31, 2021 the Company did not have sufficient authorized but unissued shares to satisfy the conversion or exercise of its convertible notes, warrants, preferred shares, and options. As such, the Company recorded a derivative liability for these instruments. Upon the consummation of a 1:300 reverse stock split on February 17, 2022, the Company rectified this authorized share shortfall and reclassified the carrying value of its derivative liabilities as of that date to additional paid in capital.

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

As of December 31, 2022, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2022 and 2021:

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$-	$-

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$44,024,242	$-	$-	$44,024,242

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended December 31, 2022:

Balance, December 31, 2020	$25,475,514
Transfers in due to issuance of convertible notes and warrants with embedded conversion and reset provisions	33,448,287
Transfers out due to conversions of convertible notes and accrued interest into common shares	(118,778)
Transfers out due to exchanges of convertible notes, accrued interest and warrants into Series Y Preferred Shares	(4,834,911)
Transfers out due to cash payments made pursuant to settlement agreements	(180,988,150)
Derivative liability due to authorized shares shortfall	171,343,164
Mark to market to December 31, 2021	(300,885)
Balance, December 31, 2021	$44,024,242
Transfers out due to elimination of authorized share shortfall (reclassified to additional paid in capital)	(29,759,766)
Mark to market to February 17, 2022	(14,264,476)
Balance, December 31, 2022	$-

Gain on change in derivative liabilities for the year ended December 31, 2022	$14,264,476

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

NOTE 16 – STOCKHOLDERS’ EQUITY

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

As of December 31, 2022 and 2021, there were 0 and 0 shares of Series C Preferred Stock outstanding, respectively.

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

As of December 31, 2022 and 2021, there were 0 and 0 shares, respectively, of Series X Preferred Stock outstanding.

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

As of December 31, 2022 and 2021, there were 0 and 0 shares of Series Y Preferred Stock outstanding, respectively.

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

On September 9, 2022, 117 shares of Series Z Preferred Stock were converted into 475,000 shares of common stock.

On November 16, 2022, 61 shares of Series Z Preferred Stock were converted into 250,000 shares of common stock.

As of December 31, 2022 and December 31, 2021, there were 322 and 500 shares of Series Z Preferred Stock issued and outstanding.

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

During the year ended December 31, 2022, the Company issued 8,500 shares of the Company’s common stock previously recorded as to be issued as of December 31, 2021.

During the year ended December 31, 2022, the Company issued 6,896,903 shares of the Company’s common stock for the conversion of convertible debt in the principal amount of $37,714,966, together with accrued interest in the amount of $1,470,884. The Company recorded $2,625,378 gain on conversion and credited $36,553,575 to additional paid in capital for this conversion.

During the year ended December 31, 2022, the Company issued 725,000 shares of common stock for the conversion of 178 shares of Series Z Preferred Stock. The Company credited additional paid in capital $725 for the par value of the common shares issued in this conversion.

As of December 31, 2022 and 2021, there were 10,962,319 and 3,331,916 shares, respectively, of common stock issued and outstanding.

Additional Paid in Capital

During the year ended December 31, 2022, the Company credited additional paid in capital $21,115,910 for a deemed dividend for the trigger of certain price protection provisions in certain warrants upon uplisting to Nasdaq and issuance of additional warrants upon uplisting. See Note 17 – Warrants.

During the year ended December 31, 2022, the Company credited additional paid in capital $7,237,572 for a deemed dividend for the trigger of certain price protection provisions in its Series Z Preferred Stock upon uplisting to Nasdaq.

During the year ended December 31, 2022, the Company credited additional paid in capital $7,408,681 for the fair value of warrants issued for the waiver of certain liquidated damages. See Note 17 – Warrants.

During the year ended December 31, 2022, the Company credited additional paid in capital $462,556 for a deemed dividend for the voluntary repricing of certain warrants for the waiver of certain liquidated damages. See Note 17 – Warrants.

NOTE 17 – WARRANTS

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

During the year ended December 31, 2021, an investor owning 4,950 shares of the Company’s common stock and warrants to purchase 3,238,542 common shares at $0.12 per share entered into an agreement to cancel the aforementioned common shares and warrants in exchange for a cash payment of $11,000 by the Company. The cancelation agreement resulted in a reduction in common stock of $1,485 for the par value of the common shares, a reduction in additional paid-in capital of $9,515, and a reduction in the derivative liability of $74,134,327 and a gain on settlement of debt of $74,134,327.

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

A summary of the warrant activity for the years ended December 31, 2022 and 2021 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	8,403,603	$0.327	2.04	$14,804,944
Granted	2,714,351	$19.50
Exercised	-
Expired/Canceled/Exchanged	(8,365,013)	$0.15
Outstanding at December 31, 2021	2,752,941	$19.77	4.86	$11,650
Granted	7,042,525	$5.50
Exercised	-
Expired/Canceled/Exchanged	(37,756)	$40.00
Outstanding at December 31, 2022	9,757,710	$5.61	4.14	$635
Exercisable at December 31, 2022	9,757,710	$5.61	4.14	$635

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.12	834	0.08	834
5.50-7.5282	9,756,876	4.14	9,756,876
	9,757,710	4.14	9,757,710

The aggregate intrinsic value of outstanding stock warrants was $635, based on warrants with an exercise price less than the Company’s stock price of $0.88 as of December 31, 2022 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 18 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), our 2021 Equity Incentive Plan in September 2021 (the “2021 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2018 Plan, the “Prior Plans”), and our 2022 Equity Incentive Plan in November 2022 (“2022 Plan” , and together with the Prior Plans, the “Plans”). The Plans are identical, except for the number of shares reserved for issuance under each. As of December 31, 2022, the Company had granted an aggregate of 214,367 securities under the Plans since inception, with 567,300 shares available for future issuances. The Company made no grants under the plans during the years ended December 31, 2022 and 2021.

The Plans provide for the grant of incentive stock options to our employees and our subsidiaries’ employees, and for the grant of stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. The Plans also provide that the grant of performance stock awards may be paid out in cash as determined by the committee administering the Plans.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with a volatility figure derived from historical data. The Company accounts for the expected life of options based on the contractual life of the options.

There were no options issued during the years ended December 31, 2022 and 2021.

A summary of the stock option activity for the years ended December 31, 2022 and 2021 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	92,166	$148.11	6.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	-
Outstanding at December 31, 2021	92,166	$148.11	5.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	-
Outstanding at December 31, 2022	92,166	$148.11	4.49	$-
Exercisable at December 31, 2022	92,166	$148.11	4.49	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$23.00-75.00	44,368	5.26	44,368
75.01-150.00	6,476	4.26	6,476
150.01-225.00	6,079	3.68	6,079
225.01-300.00	33,133	3.70	33,133
300.01-600.00	2,110	3.60	2,110
	92,166		92,166

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.88 as of December 31, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that were vested as of the year ended December 31, 2022 and 2021 was $0 and $0, respectively. Unrecognized compensation expense of $0 as of December 31, 2022 will be expensed in future periods

NOTE 19 – INCOME TAXES

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

At December 31, 2022, the Company has available for income tax purposes of approximately $126,130,172 in federal $69,144,542 in Colorado state, and $43,622,328 in Virginia state net operating loss (NOL) carry forward which begin expiring in the year 2033, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the year ended December 31, 2021, the Company has increased the valuation allowance from $21,515,047 to $32,743,435.

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

The Company’s deferred taxes as of December 31, 2022 and 2021 consist of the following:

	2022	2021
Deferred Tax Assets/(Liability) Detail
Stock Compensation	$52,313	$52,313
Amortization	156,072	156,072
Depreciation	1,180	1,180
Interest	1,213,854	1,213,854
Change in Fair Market Value of Derivative Liabilities	14,264,476	279,582
NOL Deferred Tax Asset	17,055,540	19,812,046
Valuation allowance	(32,743,435)	(21,515,047)
Total gross deferred tax assets	-	-

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

	2022	2021
Expected tax at statutory rates	21.00%	21.00%
Nondeductible Expenses	(11.72)%	(11.72)%
State Income Tax, Net of Federal benefit	1.51%	1.51%
Current Year Change in Valuation Allowance	(5.83)%	(5.83)%
Prior Deferred True-Ups	(5.03)%	(5.03)%

NOTE 20– RELATED PARTY TRANSACTIONS

Agreements with Danny Meeks and Affiliates of Danny Meeks

As of December 31, 2022, the Company leases 12 scrap yard facilities by an entity controlled by the Company’s Chief Executive Officer. On April 1, 2022, the Company entered into amendments to the leases for its Kelford and Carrolton yards, increasing the monthly rent payments by an aggregate of $50,000 per month for use of an automotive shredder and downstream processing system, respectively, being installed on those properties, increasing by 3% on January 1st of every year for the duration of the leases. On September 1, 2022, the Company terminated the lease for its Portsmouth yard on account of the Company purchasing the land underlying the lease, reducing the lease payment by $11,200 per month.

During the twelve months ended December 31, 2022, the Company paid rents of $2,483,217 to an entity controlled by the Company’s Chief Executive Officer. Additionally, during the twelve months ended December 31, 2022, the Company paid $122,866 in accrued rents owed to an entity controlled by the Company’s Chief Executive Officer at December 31, 2021. As of December 31, 2022, the Company owed $317,781 in accrued rent to an entity controlled by the Company’s Chief Executive Officer.

During the year ended December 31, 2022, the Company purchased equipment for $152,500 from an entity controlled by the spouse of the Chief Executive Officer. During the year ended December 31, 2022, the Company purchased equipment for $20,000 from an entity controlled by the Chief Executive Officer.

During the year ended December 31, 2021, the Company’s Chief Executive Officer was reimbursed $224,660 for expenses made on behalf the Company. Further, during the year ended December 31, 2022 and 2021, the Company’s Chief Executive Officer advanced $0 and $24,647 to the Company and was repaid $0 and $59,103, respectively.

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

We lease our scrap yard located at 22097 Brewers Neck Blvd., Carrollton, VA 23314, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $55,850 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 1576 Millpond Rd., Elizabeth City, NC 27909, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $11,200 per month. The lease expires on January 1, 2024, with two one year options to extend at the Company’s election.

We lease our scrap yard located at 130 Courtland Rd., Emporia, VA 23847, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $11,200 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 623 Highway 903 N., Greenville, NC 27834, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $11,200 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 8952 Richmond Rd., Toano, VA 23168, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $11,200 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 945 NC 11N, Kelford, NC 27805, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $39,293 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 1100 E Princess Anne Rd, Norfolk, VA 23504, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $16,391 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 277 Suburban Drive, Suffolk, VA 23434, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $15,450 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 9922 Hwy 17 S., Vanceboro, NC 28586, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $8,742 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 1040 Oceana Blvd, Virginia Beach, VA 23454, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $15,407 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

We lease our scrap yard located at 406 Sandy Street, Fairmont, NC 28340, from DWM Properties, LLC, which is owned by our Chairman and Chief Executive Officer, for $8,000 per month. The lease expires on January 1, 2024, with two five year options to extend at the Company’s election.

NOTE 21– SUBSEQUENT EVENTS

On January 13, 2023, a shareholder converted 72 shares of Series Z preferred stock into 288,494 shares of common stock.

On January 20, 2023, the Company’s CEO waived his right, title, and interest to each of the four quarterly bonuses of $250,000 each due under his employment agreement in 2023.

In January 2023, we leased a property in Chesapeake, VA.

In April 2023, we are opening a metal recycling facility in Cleveland, Ohio.

