Form 10-K/A
period 2022-12-31
Greenwave Technology Solutions, Inc.
filed 2023-04-13
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-41452

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

EXPLANATORY NOTE

Greenwave Technology Solutions, Inc., a Delaware corporation (together with its subsidiaries, “Greenwave”, “we”, “us” or the “Company”), is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for fiscal year ended December 31, 2022 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023, solely for the purpose of correcting typographical errors on our Consolidated Statement of Operations and Consolidated Statement of Cash Flows. On the Consolidated Statement of Operations, there was a summation error on the loss from operations of $70. On the Consolidated Statement of Cashflows, the values for the gain in settlement of non-convertible notes and amortization of intangible assets were inadvertently inserted in the column for the year ended December 31, 2021 instead of the column for the year ended December 31, 2022.

No other information included in the Original Form 10-K is amended or changed by this Amendment. No other changes have been made to the Original Form 10-K. This Amendment speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

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

(3) List of Exhibits.

			Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Plan of Reorganization, dated March 18, 2014.	S-1	333-196735	2.1	June 13, 2014
2.2	Agreement and Plan of Merger between MassRoots, Inc. and Whaxy Inc. and DDDigtal Inc. and Zachary Marburger and the Stockholders of DDDigtal Inc., dated December 15, 2016.	8-K	000-55431	10.1	December 16, 2016
2.3	Agreement and Plan of Merger between MassRoots, Inc. and MassRoots Compliance Technology, Inc. and Odava, Inc. and Scott Kveton and the Stockholders of Odava, Inc.	8-K	000-55431	10.1	July 5, 2017
2.4	Agreement and Plan of Merger between MassRoots, Inc., MassRoots Supply Chain, Inc., COWA Science Corporation and Christopher Alameddin, as the representative of the Stockholders of COWA Science Corporation, dated February 11, 2019.	8-K	000-55431	2.1	February 12, 2019
2.5	Agreement and Plan of Merger between MassRoots, Inc., Empire Merger Corp., Empire Services, Inc. and Danny Meeks, as the sole shareholder, dated September 30, 2021	8-K	000-55431	10.1	October 6, 2021
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	8-K/A	000-55431	3.1	June 19, 2018
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-55431	3.1	February 25, 2022
3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-41452	3.1	November 29, 2022
3.4	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017.	8-K	000-55431	3.1	July 14, 2017

3.5	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock.	8-K	000-55431	3.1	July 12, 2019
3.6	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.	8-K	000-55431	3.2	July 12, 2019
3.7	Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock.	8-K	000-55431	3.1	July 22, 2019
3.8	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock.	10-K	000-55431	3.7	July 16, 2020
3.9	Certificate of Designations, Preferences and Rights of the Series X Convertible Preferred Stock.	10-Q	000-55431	3.1	December 18, 2020
3.10	Certificate of Designations, Preferences and Rights of the Series Y Convertible Preferred Stock.	10-K	000-55431	3.9	April 16, 2021
3.11	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series X Convertible Preferred Stock filed with the Secretary of State on May 24, 2021	8-K	000-55431	3.1	May 25, 2021
3.12	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series Y Convertible Preferred Stock filed with the Secretary of State on December 30, 2020	8-K	000-55431	3.2	May 25, 2021
3.13	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. effective September 30, 2021, field with the Secretary of State on September 30, 2021	8-K	000-55431	3.1	October 6, 2021
3.14	Certificate of Designations, Preferences and Rights of the Series Z Convertible Preferred Stock	8-K	000-55431	3.1	October 20, 2021
3.15	Certificate of Elimination of Series C Convertible Preferred Stock of Greenwave Technology Solutions, Inc.	8-K	000-55431	3.1	December 17, 2021
3.16	Certificate of Amendment to Certificate of Incorporation of MassRoots, Inc.	8-K	000-55431	3.1	February 25, 2022
3.17	Certificate of Amendment to Certificate of Incorporation of Greenwave Technology Solutions, Inc.	8-K	000-55431	3.2	February 25, 2022
4.1	Form of Common Stock Certificate.	S-1	333-196735	4.1	June 13, 2014
4.2	Description of Registrant’s Securities	10-K	001-41452	4.2	March 31, 2023
4.3	Form of Warrant dated March 2016.	8-K	000-55431	4.2	March 18, 2016
4.4	Form of Warrant utilized by Service Providers.	S-1	333-210672	10.25	April 11, 2016
4.5	Form of Warrant dated July 2017.	8-K	000-55431	10.2	July 24, 2017
4.6	Form of Common Stock Purchase Warrant dated August 2017.	8-K	000-55431	4.2	August 18, 2017
4.7	Form of Warrant dated December 2017.	8-K	000-55431	10.2	December 14, 2017
4.8	Form of Warrant dated December 2017.	8-K	000-55431	4.1	December 29, 2017
4.9	Form of Warrant dated January 2018.	8-K	000-55431	10.2	January 31, 2018
4.10	Form of Warrant dated July 2019.	8-K	000-55431	10.2	July 12, 2019
10.1+	2014 Stock Incentive Plan and form of agreements thereunder.	S-1	333-196735	10.12	June 13, 2014

10.2+	2015 Stock Incentive Plan and form of agreements thereunder.	10-K	333-196735	10.12	March 30, 2016
10.3+	2016 Stock Incentive Plan and form of agreements thereunder.	8-K	000-55431	4.1	September 23, 2016
10.4+	2017 Equity Incentive Plan and form of agreements thereunder.	DEF 14C	000-55431	Appendix A	December 9, 2016
10.5+	2018 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix B	May 11, 2018
10.6	2021 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix C	July 12, 2021
10.7	Form of Securities Purchase Agreement dated March 2016.	8-K	000-55431	10.1	March 18, 2016
10.8	Form of Securities Purchase Agreement dated August 2017.	8-K	000-55431	10.1	August 18, 2017
10.9	Securities Purchase Agreement dated May 16, 2019.	8-K	000-55431	2.1	May 24, 2019
10.10	Form of Securities Purchase Agreement dated January 2018.	8-K	000-55431	10.1	January 31, 2018
10.11	Form of Series X Securities Purchase Agreement.	10-Q	000-55431	10.1	December 18, 2020
10.12	Form of Securities Purchase Agreement dated December 17, 2018.	8-K	000-55431	99.1	December 20, 2018
10.13	Form of Joinder Agreement to Agreement and Plan of Merger made by each stockholder of Odava, Inc. and agreed to and acknowledged by MassRoots, Inc. and MassRoots Compliance Technology, Inc.	8-K	000-55431	10.2	July 5, 2017
10.14	Form of Subscription Agreement dated July 2017.	8-K	000-55431	10.1	July 24, 2017
10.15	Form of Subscription Agreement dated December 2017.	8-K	000-55431	10.1	December 29, 2017
10.16	Form of Subscription Agreement.	8-K	000-55431	10.1	July 12, 2019
10.17	Form of Security Agreement dated August 2017.	8-K	000-55431	10.2	August 18, 2017
10.18	Form of Security Agreement dated December 17, 2018.	8-K	000-55431	99.3	December 20, 2018
10.19	Form of Amended and Restated Simple Agreement for Future Tokens.	S-1	333-223038	10.27	February 14, 2018
10.20	Form of Director Separation Agreement.	8-K	000-55431	10.1	December 14, 2017
10.21	Form of Separation Agreement.	8-K	000-55431	10.4	December 14, 2017
10.22	Form of Separation Agreement.	8-K	000-55431	10.1	July 22, 2019
10.23	Form of Mutual Release and Non-Disparagement Agreement.	8-K	000-55431	10.3	December 14, 2017
10.24	Form of Secured Convertible Promissory Note.	8-K	000-55431	99.2	December 20, 2018
10.25	Convertible Promissory Note dated May 16, 2019.	8-K	000-55431	99.1	May 24, 2019
10.26	Form of Exchange Agreement.	8-K	000-55431	10.3	July 12, 2019
10.37	Form of Convertible Note.	8-K	000-55431	10.1	November 26, 2019
10.28	Form of Series A Exchange Agreement.	8-K	000-55431	10.1	April 21, 2020
10.29	Form of Series A Convertible Note.	8-K	000-55431	10.2	April 21, 2020

10.30	Form of Series B Exchange Agreement.	8-K	000-55431	10.3	April 21, 2020
10.31	Form of Series B Convertible Note.	8-K	000-55431	10.4	April 21, 2020
10.32	Form of December Note.	8-K	000-55431	10.5	April 21, 2020
10.33	Form of January Note.	8-K	000-55431	10.6	April 21, 2020
10.34	Form of First March Note.	8-K	000-55431	10.7	April 21, 2020
10.35	Form of Second March Note.	8-K	000-55431	10.8	April 21, 2020
10.36	Form of April Note.	8-K	000-55431	10.9	April 21, 2020
10.37	Form of Notes.	8-K	000-55431	10.1	September 4, 2020
10.38	Form of September Note.	8-K	000-55431	10.2	September 4, 2020
10.39	Form of Securities Exchange Agreement.	10-K	000-55431	10.49	April 15, 2021
10.40+	2021 Equity Incentive Plan	14A	000-55431	Appendix C	July 12, 2021
10.41+	Employment Agreement by and between the Company and Danny Meeks	8-K	000-55431	10.2	October 6, 2021
10.42	Form of Warrant	8-K	000-55431	4.1	December 6, 2021
10.43	Form of Senior Note	8-K	000-55431	4.2	December 6, 2021
10.44	Securities Purchase Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.1	December 6, 2021
10.45	Pledge and Security Agreement, dated November 30, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.2	December 6, 2021
10.46	Registration Rights Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.3	December 6, 2021
14.1	Code of Ethics of the Company.	10-K	333-196735	14.1	April 1, 2015
21.1	List of Subsidiaries	10-K	001-41452	21.1	March 31, 2023
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	filed herewith.

+	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April, 2023.

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

Signatures	Title	Date

/s/ Danny Meeks	Chief Executive Officer (Principal Executive Officer) and	April 13, 2023
Danny Meeks	Chairman of the Board of Directors

/s/ Ashley Sickles	Chief Financial Officer	April 13, 2023
Ashley Sickles	(Principal Financial and Accounting Officer)

/s/ J. Bryan Plumlee	Director	April 13, 2023
J. Bryan Plumlee

/s/ Cheryl Lanthorn	Director	April 13, 2023
Cheryl Lanthorn

/s/ John Wood	Director	April 13, 2023
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

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021

Revenues	$33,978,425	$8,098,036

Cost of Revenues	21,537,572	5,238,482

Gross Profit	12,440,853	2,859,554

Operating Expenses:
Advertising	83,993	33,595
Payroll and related expense	6,991,095	1,541,773
Rent, utilities and property maintenance	3,464,516	605,480
Environmental remediation expense	-	17,962
Hauling and equipment maintenance	3,378,452	513,928
Impairment of Intangible Assets	2,499,753	-
Depreciation and amortization expense	4,061,404	888,781
Consulting, accounting and legal	897,981	395,901
Other general and administrative expenses	1,946,580	1,789,698
Total Operating Expenses	23,323,775	5,787,118

Loss From Operations	(10,882,922)	(2,927,564)

Other Income (Expense):
Interest expense	(34,079,230)	(10,561,789)
Other loss	(79,231)	-
Change in derivative liability for authorized shares shortfall	14,264,476	(171,343,164)
Change in fair value of derivative liabilities	-	300,885
Gain (loss) on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	516,920	182,160,381
Warrant expense for liquidated damages settlement	(7,408,681)	-
Gain on forgiveness of debt	-	739,710
Gain (loss) on conversion of convertible notes	2,625,378	(880)
Total Other Income (Expense)	(24,160,368)	1,295,143

Net Loss Before Income Taxes	(35,043,290)	(1,632,421)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(35,043,290)	(1,632,421)

Deemed dividend for Series Z price protection trigger upon uplisting	(7,237,572)	-
Deemed dividend for triggering of warrant price protection upon uplisting	(21,115,910)	-
Deemed dividend for repricing of certain warrants for liquidated damages waiver	(462,556)	-
Deemed dividend resulting from amortization of preferred stock discount	-	(34,798,923)
Deemed dividend resulting from redemption of Series X shares	-	3,326,237
Deemed dividend resulting from redemption of Series Y shares	-	35,881,134

Net Income (Loss) Available to Common Stockholders	$(63,859,328)	$2,776,027

Net Income (Loss) Per Common Share:
Basic	$(9.71)	$0.57
Diluted	$(9.71)	$0.36

Weighted Average Common Shares Outstanding:
Basic	6,577,303	4,848,574
Diluted	6,577,303	8,199,137

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

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(35,043,290)	$(1,632,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	875,809	888,781
Amortization of intangible assets	2,958,500	-
Impairments on property and equipment	227,185	388,877
Amortization of right of use assets	2,390,991	22,436
Amortization of right of use assets, related-party	-	373,640
Impairment on goodwill	2,499,753	-
Change in derivative liability for authorized shares shortfall	-	171,343,164
Interest and amortization of debt discount	32,340,565	10,198,924
(Gain) loss on conversion of convertible notes payable	(2,625,378)	880
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	-	(182,160,381)
Gain on settlement of non-convertible notes	(516,920)	-
Warrant expense for liquidated damages settlement	7,408,681	-
Gain on forgiveness of debt	-	(739,710)
Share-based compensation	-	166,855
Expenses paid directly by non-convertible noteholder on behalf of company	-	158,371
Changes in operating assets and liabilities:
Accounts receivable	(215,256)	-
Change in fair value of derivative liabilities	(14,264,476)	(300,885)
Inventories	191,356	(381,002)
Prepaid expenses	(12,838)	97,132
Security deposits	(3,306)	(2,437)
Accounts payable and accrued expenses	1,702,145	(609,683)
Accrued payroll and related expenses	1,738,665	137,415
Contract liabilities	-	25,000
Due to related party	194,916	-
Principal payments made on operating lease liabilities	(2,434,068)	(30,544)
Principal payments made on operating lease liabilities, related-party		(382,815)
Environmental remediation	(22,207)	(48,810)
Net cash used in operating activities	(2,609,173)	(2,487,213)

Cash flows from investing activities:
Purchases of property and equipment	(5,936,027)	(218,693)
Cash acquired in acquisition	-	141,027
Net cash used in investing activities	(5,936,027)	(77,666)

Cash flows from financing activities:
Proceeds from sale of Series X preferred shares	-	200,000
Proceeds from issuance of convertible notes payable	-	27,585,450
Repayments of convertible notes payable as part of settlements	-	(2,503,300)
Proceeds from issuance of non-convertible notes payable	2,725,000	1,465,053
Repayments of non-convertible notes payable	(220,000)	(5,629,455)
Repayments of notes	(221,500)	-
Proceeds from factoring advances	6,518,310	70,452
Repayments of factoring advances	(2,381,099)	(4,165,973)
Repayments of advances	(12,000)	-
Cash paid in cancelation of common shares and warrants	-	(26,000)
Redemption of Series X preferred shares for cash	-	(501,463)
Redemption of Series Y preferred shares for cash	-	(11,095,942)
Proceeds from advances from related parties	-	122,865
Net cash provided by financing activities	6,408,711	5,521,687

Net (decrease) increase in cash	(2,136,489)	2,956,808

Cash, beginning of year	2,958,293	1,485

Cash, end of year	$821,804	$2,958,293

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$216,763	$362,865
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of derivative liability to additional paid in capital due to resolution of authorized share shortfall	$29,759,766	$-
Deemed dividend for warrant repricing at uplisting	$21,115,910	$-
Deemed dividend for price protection trigger in Series Z Preferred at uplisting	$7,237,572	$-
Equipment purchased by issuance of non-convertible notes payable	$3,930,745	$-
Increase in right of use assets and operating lease liabilities	$17,78,209	$430,638
Factoring proceeds utilized for payoff of factoring liabilities	$1,834,167	$-
Land purchased with deed of trust notes	$1,200,000	$-
Advance for asset by issuance of notes payable	$1,193,380
Deemed dividend for repricing of certain warrants for liquidated damages waiver	$462,566	$-
Common shares issued upon conversion of convertible notes and accrued interest	$36,560,472	$133,002
Common stock issued upon conversion of Series Z Preferred	$725	$-
Issuance of common shares previously to be issued	$8	$4
Reduction of derivative liabilities stemming from settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	$-	$153,155,575
Deemed dividend resulting from redemption of Series X shares	$-	$35,881,134
Amortization of discount on preferred stock	$-	$34,798,923
Common shares issued in business combination	$-	$18,414,000
Series Z preferred shares issued as part of settlement agreement	$-	$6,530,868
Nonconvertible notes rolled into convertible notes	$-	$5,800,000
Deemed dividend resulting from redemption of Series X shares	$-	$3,326,237
Series Y preferred shares issued as settlement for convertible notes payable, accrued interest and warrants	$-	$1,314,678
Settlement paid directly by CEO on behalf of company	$-	$1,000,000
Series Z preferred shares issued as equity kicker for note payable	$-	$867,213
Expenses paid directly by non-convertible noteholder on behalf of company	$-	$158,371
Reclassify accrued interest to convertible notes payable	$-	$93,685
Common shares to be issued canceled for no consideration	$-	$3,013
Preferred Series C shares contributed back to the Company for no consideration	$-	$1

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

