Form 10-Q
period 2023-03-31
Greenwave Technology Solutions, Inc.
filed 2023-05-15
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 11,250,813 shares of the registrant’s common stock issued and outstanding.

- i -

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

- ii -

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)

ASSETS
Current assets:
Cash	$276,085	$821,804
Inventories, net	493,472	189,646
Accounts receivable, net	359,525	215,256
Prepaid expenses	55,100	12,838
Total current assets	1,184,182	1,239,544

Property and equipment, net	17,750,539	13,167,535
Advance for asset	162,000	1,193,380
Operating lease right of use assets, net - related party	2,016,400	2,419,338
Operating lease right of use assets, net	547,382	590,608
Licenses, net	18,082,900	18,614,750
Customer list, net	1,903,150	1,959,125
Intellectual property, net	2,125,200	2,277,000
Security deposit	31,893	6,893

Total assets	$43,803,646	$41,468,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,018,847	$5,035,330
Accrued payroll and related expenses	3,909,762	3,946,411
Contract liabilities	25,000	25,000
Factoring, net of unamortized debt discount of $1,936,036 and $1,221,022, respectively	6,571,311	4,893,207
Non-convertible notes payable, current portion, net of unamortized debt discount of $735,911 and $500,250, respectively	2,750,512	1,820,819
Due to related parties	847,474	317,781
Operating lease obligations, current portion - related party	2,195,813	2,742,140
Operating lease obligations, current portion	186,344	232,236
Total current liabilities	22,505,063	19,012,924

Operating lease obligations, less current portion - related party	192,240	-
Operating lease obligations, less current portion	46,094	116,262
Non-convertible notes payable, net of unamortized debt discount of $2,612,963 and $1,965,113, respectively	9,748,358	7,001,422
Total liabilities	32,491,755	26,130,608

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series Z, $0.001 par value, $20,000 stated value, 500 shares authorized; 250 and 322 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 11,250,813 and 10,962,319 shares issued and outstanding, respectively	11,251	10,962
Additional paid in capital	377,595,330	377,595,618
Accumulated deficit	(366,294,690)	(362,269,015)
Total stockholders’ equity	11,311,891	15,337,565

Total liabilities and stockholders’ equity	$43,803,646	$41,468,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenues	$9,043,422	$9,921,238

Cost of Revenues	4,316,811	5,656,980

Gross Profit	4,726,611	4,264,258

Operating Expenses:
Advertising	5,522	16,230
Payroll and related expense	1,951,259	1,289,800
Rent, utilities and property maintenance ($672,557 and $502,761, to related party)	1,023,709	875,403
Hauling and equipment maintenance	1,250,717	800,438
Depreciation and amortization expense	1,268,853	873,756
Consulting, accounting and legal	273,073	365,952
Other general and administrative expenses	888,654	240,374
Total Operating Expenses	6,661,787	4,461,953

Loss From Operations	(1,935,176)	(197,695)

Other Income (Expense):
Interest expense and amortization of debt discount	(2,165,504)	(19,405,677)
Change in fair value of derivative liabilities	-	14,264,476
Gain on settlement of non-convertible notes payable and advances	75,005	163,420
Total Other Expense	(2,090,499)	(4,977,781)

Net Loss Before Income Taxes	$(4,025,675)	(5,175,475)

Provision for Income Taxes (Benefit)	-	-

Net Loss	$(4,025,675)	(5,175,475)

Net Income (Loss) Per Common Share:
Basic	$(0.36)	$(1.55)
Diluted	$(0.36)	$(1.55)

Weighted Average Common Shares Outstanding:
Basic	11,209,142	3,340,416
Diluted	11,209,142	3,340,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Preferred Stock				Additional
	Series Z		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	322	$-	10,962,319	$10,962	$377,595,618	$(362,269,015)	$15,337,565
Issuance of common stock upon conversion of Series Z Preferred	(72)	-	288,494	$289	$(288)	-	$1
Net loss	-	-	-	-	-	$(4,025,675)	$(4,025,675)
Balance at March 31, 2023	250	$-	11,250,813	$11,251	$377,595,330	$(366,294,690)	$11,311,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Series Z		Common Stock		Common Stock to be Issued		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	500	$1	3,331,916	$3,332	8,500	$8	$275,058,282	$(298,409,685)	$(23,348,062)
Issuance of common stock previously recorded as to be issued	-	-	6,500	$6	(6,500)	$(6)	-	-	-
Elimination of derivative liabilities due to resolution of authorized share shortfall	-	-	-	-	-	-	$29,759,766	-	$29,759,766
Net loss	-	-	-	-	-	-	-	$(5,175,475)	$(5,175,475)
Balance at March 31, 2022	500	$1	3,338,416	$3,338	2,000	$2	$304,818,048	$(303,585,160)	$1,236,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(4,025,675)	$(5,175,475)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of intangible assets	1,268,853	873,756
Amortization of right of use assets, net - related-party	602,404	411,349
Amortization of right of use assets, net	43,226	10,490
Change in fair value of derivative liabilities	-	(14,264,476)
Interest and amortization of debt discount	1,861,971	19,405,676
Gain on settlement of non-convertible notes payable and accrued interest	(75,005)	(163,420)
Changes in operating assets and liabilities:
Due to related parties	529,693	(122,865)
Inventories	(303,826)	(348,073)
Accounts receivable	(144,269)	-
Prepaid expenses	(42,262)	(90,522)
Security deposit	(25,000)	-
Accounts payable and accrued expenses	812,188	(89,697)
Accrued payroll and related expenses	(36,649)	55,530
Environmental remediation	-	(22,207)
Change in operating lease liability - related-party	(574,454)	(421,526)
Change in on operating lease liability	(95,160)	(4,776)
Net cash (used in) generated by operating activities	(203,965)	53,764

Cash flows from investing activities:
Purchases of property and equipment - related party	-	(152,500)
Purchases of property and equipment	(712,335)	(969,293)
Net cash used in investing activities	(712,335)	(1,121,793)

Cash flows from financing activities:
Proceeds from issuance of non-convertible notes payable	1,000,000	-
Repayment of a non-convertible notes payable	(519,543)	(100,000)
Proceeds from factoring	1,876,109	-
Repayments of factoring	(1,985,985)	-
Net cash provided used in financing activities	370,581	(100,000)

Net decrease in cash	(545,719)	(1,168,029)

Cash, beginning of period	821,804	2,958,293

Cash, end of period	$276,085	$1,790,264

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$20,646	$195,000
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of derivative liability to additional paid in capital due to elimination of authorized share shortfall	$-	$29,759,766
Increase in right of use assets and operating lease liabilities	$199,466	$197,562
Note proceeds for equipment purchases	$2,840,958	$-
Issuance of common shares previously to be issued	$-	$6
Common shares issued upon conversion of Series Z Preferred	$289	$-
Factoring proceeds utilized for payoff of factoring liabilties	$5,004,393	$-
Advance for asset	$162,000	$-
Advance utilized for equipment purchases	$1,193,380	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Overview

Greenwave Technology Solutions, Inc. (“Greenwave” or the “Company”) was incorporated in the State of Delaware on April 26, 2013 as a technology platform developer under the name MassRoots, Inc. The Company sold its social media assets in October 2021 and has discontinued all operations related to this business. On September 30, 2021, we closed our acquisition of Empire Services, Inc. (“Empire”), which operates 13 metal recycling facilities in Virginia and North Carolina. The acquisition was effective October 1, 2021 upon the effectiveness of the Certificates of Merger in Virginia and Delaware.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Our condensed consolidated financial statements include the accounts of Empire Services, Inc., Empire Staffing, LLC, Liverman Metal Recycling, Inc., and Greenwave Elite Sports Facility, Inc., our wholly owned subsidiaries. All intercompany transactions were eliminated during consolidation.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three months ended March 31, 2023 and 2022, its cash flows for the three months ended March 31, 2023 and 2022, and its financial position as of March 31, 2023 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 31, 2023 and amended on April 13, 2023 (the “Annual Report”). The December 31, 2022 balance sheet is derived from those statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2023, the Company had cash of $276,085 and a working capital deficit (current liabilities in excess of current assets) of $21,320,881. The accumulated deficit as of March 31, 2023 was $366,294,690. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

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

The Company believes that the current cash on hand of $276,085 and anticipated cash generated from operations could be sufficient to conduct planned operations for one year from the issuance of the unaudited condensed consolidated financial statements. In addition, management believes they can raise additional capital, if necessary, through both equity and debt financing.

If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and require significant debt service payments, which diverts resources from other activities. The Company’s ability to raise additional capital will be impacted by market conditions and the price of the Company’s common stock.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used in the, fair values relating to derivative liabilities, payroll tax liabilities with interest and penalties, assumptions used in right-of-use and lease liability calculations, impairments of intangible assets acquired in business combination, estimated useful life of long-lived assets and finite life tangible assets, and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of March 31, 2023 and December 31, 2022, the uninsured balances amounted to $48,735 and $434,399, respectively.

Accounts Receivable

Accounts receivable represent amounts primarily due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for credit losses, are recorded at the invoiced amount and do not bear interest. The Company delivers shipments of scrap metal to customers and typically receives payment within 45 days of delivery.

The Company evaluates the collectability of its accounts receivable based on a combination of factors, including the aging of customer receivable balances, the financial condition of the Company’s customers, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. As of March 31, 2023 and December 31, 2022, the accounts receivable balances amounted to $359,525 and $215,256, respectively.

Property and Equipment, net

We state property and equipment at cost or, if acquired through a business combination, fair value at the date of acquisition. We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets, except for our leasehold improvements, which are depreciated over the shorter of their estimated useful lives or their related lease term. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from our accounts and the resulting gain or loss is credited or charged to income. We expense costs for repairs and maintenance when incurred. Our property and equipment is pledged as collateral for certain factoring advances and promissory notes, see Note 8 – Factoring Advances and Non-Convertible Notes.

Cost of Revenue

The Company’s cost of revenue consists primarily of the costs of purchasing metal from its suppliers.

Related Party Transactions

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. See Note 16 – Related Party Transactions.

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

In calculating the right of use asset and lease liability, the Company elected to combine lease and non-lease components. The Company excluded short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. See Note 11 – Leases.

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

The Company realizes revenue upon the fulfillment of its performance obligations to customers. As of March 31, 2023 and December 31, 2022, the Company had a contract liability of $25,000 and $25,000, respectively, for contracts under which the customer had paid for and the Company had not yet delivered.

Inventories

Although we ship the ferrous and non-ferrous metals we purchase from suppliers multiple times per day, we do maintain inventories. We calculate the value of the inventories we do carry, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the value of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $493,472 and $189,646, respectively, as of March 31, 2023 and December 31, 2022.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $5,522 and $16,230 for the three months ended March 31, 2023 and 2022, respectively.

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. As of March 31, 2023 and December 31, 2022, the Company had accruals reported on the balance sheet as current liabilities of $0 and $0, respectively, as the Company had paid all civil penalties and completed all remediation activities required under the Virginia DEQ Consent Order dated June 30, 2021. See Note 12—Commitments and Contingencies.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Intangible assets are stated at cost and reviewed annually to examine any impairments, usually assuming an estimated useful life of five to ten years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. The estimated useful lives of the Intellectual Property, Customer List, and Licenses assumed in the Empire acquisition is 5 years, 10 years, and 10 years, respectively. See Note 7 – Amortization of Intangible Assets.

Factoring Agreements

We have entered into factoring agreements with various financial institutions to receive cash for our future revenues. These transactions are treated as a debt instrument and are accounted for as a liability because the Company makes weekly payments towards the balance and fees. We utilize factoring arrangements as an integral part of our financing for working capital. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition. As of March 31, 2023 and December 31, 2022, the Company owed $6,571,311 and $4,893,207, net debt discounts of $735,911 and $1,221,022, respectively for factoring advances. See “Note 9 – Advances, Non-Convertible and PPP Notes Payable.”

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

We test our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is December 31. We fully impaired our goodwill as of December 31, 2022.

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

The computation of basic and diluted income (loss) per share, for the three months ended March 31, 2023 and 2022 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities are as follows:

	March 31, 2023	March 31, 2022
Common shares issuable upon conversion of convertible notes	-	2,563,929
Options to purchase common shares	92,166	92,166
Warrants to purchase common shares	9,756,876	2,752,941
Common shares issuable upon conversion of preferred stock	1,013,500	824,197
Total potentially dilutive shares	10,862,542	6,233,233

On February 17, 2022 the Company effectuated a 1-for-300 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted and restated the weighted-average common shares included within its condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022. The basic and diluted weighted-average common shares are retroactively converted to shares of the Company’s common stock to conform to the recasted condensed consolidated statements of stockholders’ equity.

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (ASU 2021-08). which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, as if it had originated the contracts. Prior to ASU 2021-08, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. ASU 2021-08 is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The adoption of ASU 2021-08 did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses requiring, instead, that all financial assets (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity’s current estimate of all lifetime expected credit losses. The ASU also applies to certain off-balance-sheet credit exposures such as unfunded commitments and non-derivative financial guarantees. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) in order to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The income statement under this ASU will reflect the initial recognition of current expected credit losses for newly recognized assets, as well as any increases or decreases of expected credit losses that have occurred during the period. ASU 2016-13 retains many currently-existing disclosures related to the credit quality of an entity’s assets and the related allowance for credit losses amended to reflect the change to an expected credit loss methodology, as well as enhanced disclosures to provide information to users at a more disaggregated level. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition is provided in order to maintain the same amortized cost prior to and subsequent to the effective date of the ASU. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The adoption of ASU 2021-08 did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.

NOTE 4 – CONCENTRATIONS OF RISK

Accounts Receivable

The Company has a concentration of credit risk with its accounts receivable balance. Three customers individually accounted for $87,854, $54,335, and $33,878, or 24%, 15%, and 9%, respectively, of our accounts receivable at March 31, 2023. The Company has adopted (ASU) 2016-13 as of January 1, 2023 and not had a material impact on the Company’s financial statements as of March 31, 2023.

Customer Concentrations

The Company has a concentration of customers. For the three months ended March 31, 2023, two customers individually accounted for $5,200,126 and $536,624, or approximately 58% and 6% of our revenues, respectively.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 5 – INVENTORIES

Inventories as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Processed and unprocessed scrap metal	$493,472	$189,646
Finished products	-	-
Inventories	$493,472	$189,646

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2023 and December 31, 2022 is summarized as follows:

	March 31, 2023	December 31, 2022
Machinery and Equipment	$17,517,175	$12,995,494
Furniture and Fixtures	6,128	6,128
Land	980,129	980,129
Buildings	724,170	724,170
Vehicles	20,000	20,000
Leaseholder Improvements	1,578,651	988,100
Subtotal	20,826,253	15,714,021
Less accumulated depreciation	(3,075,714)	(2,546,486)
Property and equipment, net	$17,750,539	$13,167,535

Depreciation expense for the three months ended March 31, 2023 and 2022 was $529,228 and $134,131, respectively.

NOTE 7 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	March 31, 2023
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated remaining useful life
Intellectual Property	$3,036,000	$(910,800)	$2,125,200	3.5 years
Customer List	2,239,000	(335,850)	1,903,150	8.5 years
Licenses	21,274,000	(3,191,100)	18,082,900	8.5 years
Total intangible assets, net	$26,549,000	$(4,437,740)	$22,111,250

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Carrying value	Remaining estimated useful life
Intellectual Property	$3,036,000	$(759,000)	$2,277,000	4 years
Customer List	2,239,000	(279,875)	1,959,125	9 years
Licenses	21,274,000	(2,659,250)	18,614,750	9 years
Total finite-lived intangibles	26,549,000	(3,698,125)	22,850,875
Total intangible assets, net	$26,549,000	$(3,698,125)	$22,850,875

Amortization expense for intangible assets was $739,625 and $739,625 for the three months ended March 31, 2023 and 2022, respectively. Total estimated amortization expense for our intangible assets for the years 2023 through 2027 is as follows:

Year ended December 31,
2023 (remaining)	2,218,875
2024	2,958,500
2025	2,958,500
2026	2,806,700
2027	2,351,300
Thereafter	8,817,375

NOTE 8 – FACTORING ADVANCES AND NON-CONVERTIBLE NOTES PAYABLE

Factoring Advances

On December 8, 2022, the Company entered into a revenue factoring advance in the principal amount of $3,025,000 for a purchase price of $2,500,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $60,020 through December 2023. The advance matured on December 15, 2023. There was amortization of debt discount of $492,540 during the three months ended March 31, 2023. The Company made cash repayments of $695,198 during the three months ended March 31, 2023 and the remaining $2,149,742 balance was repaid out of the proceeds of another advance. As of March 31, 2023 and December 31, 2022, the revenue factoring advance had a balance of $0 and $2,352,000, net an unamortized debt discount of $0 and $492,540, respectively.

On December 8, 2022, the Company entered into a revenue factoring advance in the principal amount of $1,815,000 for a purchase price of $1,470,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $34,904 through December 2023. The advance matured on December 15, 2023. There was amortization of debt discount of $323,669 during the three months ended March 31, 2023. The Company made cash repayments of $408,136 during the three months ended March 31, 2023 and the remaining $1,302,152 balance was repaid out of the proceeds of another advance. As of March 31, 2023 and December 31, 2022, the revenue factoring advance had a balance of $0 and $1,386,619 net an unamortized debt discount of $0 and $323,670, respectively.

On December 29, 2022, the Company entered into a revenue factoring advance in the principal amount of $1,474,000 for a purchase price of $1,067,000. The Company’s Chief Executive Officer is personally liable for this factoring advance. The Company is required to make weekly payments in the amount $28,346 through January 2024. The advance matures on January 4, 2024. There was amortization of debt discount of $98,468 during the three months ended March 31, 2023. The Company made cash repayments of $340,154 during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the revenue factoring advance had a balance of $827,502 and $1,069,188 net an unamortized debt discount of $306,344 and $404,812, respectively.

On January 17, 2023, the Company entered into a revenue factoring advance in the principal amount of $770,000 for a purchase price of $550,000. There was an origination fee of $50,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $24,062 through June 2023. The advance matured on June 17, 2023. There was amortization of debt discount of $270,000 during the three months ended March 31, 2023. The Company made cash repayments of $192,500 during the three months ended March 31, 2023 and the remaining balance of $548,625 was repaid out of the proceeds of another advance. There was a $28,875 gain on settlement of the advance. As of March 31, 2023, the revenue factoring advance had a balance of $0.

On January 17, 2023, the Company entered into a revenue factoring advance in the principal amount of $1,400,000 for a purchase price of $1,000,000. There was an origination fee of $100,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $43,750 through June 2023. The advance matured on June 17, 2023. There was amortization of debt discount of $500,000 during the three months ended March 31, 2023. The Company made cash repayments of $350,000 during the three months ended March 31, 2023 and the remaining balance of $1,003,870 was repaid out of the proceeds of another advance. There was a $46,130 gain on settlement of the advance. As of March 31, 2023, the revenue factoring advance had a balance of $0.

On March 29, 2023, the Company entered into a revenue factoring advance in the principal amount of $2,902,500 for a purchase price of $2,250,000. There was an origination fee of $67,500. The proceeds of $2,182,500 were used to payoff other advances and there were no cash proceeds. The Company’s Chief Executive Officer is personally liable for this factoring advance. The Company is required to make weekly payments in the amount $54,764 through April 2024. The advance matures on April 24, 2024. There was amortization of debt discount of $3,508 during the three months ended March 31, 2023. As of March 31, 2023, the revenue factoring advance had a balance of $2,253,508 net an unamortized debt discount of $648,992.

On March 29, 2023, the Company entered into a revenue factoring advance in the principal amount of $4,386,000 for a purchase price of $3,400,000. There was an origination fee of $102,000. There were cash proceeds of $476,109 and the remaining proceeds of $2,821,891 were used to pay off other advances. The Company’s Chief Executive Officer is personally liable for this factoring advance. The Company is required to make weekly payments in the amount $82,755 through April 2024. The advance matures on April 24, 2024. There was amortization of debt discount of $5,301 during the three months ended March 31, 2023. As of March 31, 2023, the revenue factoring advance had a balance of $3,405,301 net an unamortized debt discount of $980,699.

The remaining advances are for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of December 31, 2022, the Company owed $85,000 for Simple Agreements for Future Tokens.

Non-Convertible Notes Payable

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company (See Note 12 – Commitments and Contingencies). Under the terms of the Resolution Agreement, which the Company has classified as a non-convertible note, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. There was amortization of the debt discount of $3,182 during the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company made $40,000 in payments towards the Resolution Agreement. As of March 31, 2023 and December 31, 2022, the Resolution Agreement had a balance of $0 and $38,284, net an unamortized debt discount of $0 and $3,182, respectively.

On April 11, 2022, the Company entered into a vehicle financing agreement with GM Financial for the purchase of a vehicle for use by the Company’s Chief Executive Officer in the principal amount of $74,186. GM Financial financed $65,000 of the purchase price of the vehicle and the Company was required to make a $10,000 down payment. There was a $2,400 rebate applied to the purchase price. The Company is required to make 60 monthly payments of $1,236. During the three months ended March 31, 2023, the Company made $3,267 in payments towards the financing agreement. There was amortization of debt discount of $442 during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the financing agreement had a balance of $57,288 and $60,114, net an unamortized debt discount of $7,448 and $7,890, respectively.

On April 21, 2022, the Company entered into a secured promissory note in the principal amount of $964,470 for the financing and installation of a piece of equipment in the amount $750,000. The Company is required to make monthly payments in the amount $6,665 through October 2022 and monthly payments of $19,260 until October 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on October 21, 2026. During the three months ended March 31, 2023, the Company made $56,115 in payments towards the note. There was amortization of debt discount of $11,741 during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the note had a balance of $693,411 and $732,550 net an unamortized debt discount of $168,288 and $180,030, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal and interest payments of $4,214 and $9,214, respectively, during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the note had a principal balance of $591,740 and $595,954 and accrued interest of $3,161 and $3,184, respectively.

On September 1, 2022, the Company entered into an additional Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal and interest payments of $4,214 and $9,214, respectively, during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the note had a principal balance of $591,740 and $595,954 and accrued interest of $3,161 and $3,184, respectively.

On September 14, 2022, the Company entered into a secured promissory note in the principal amount of $2,980,692 for a purchase price of $2,505,000. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount $82,797 through September 2025. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on September 14, 2025. There was amortization of debt discount of $39,509 during the three months ended March 31, 2023. There were payments of $248,391 towards the note during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the note had a balance of $2,177,935 and $2,386,817 net an unamortized debt discount of $388,772 and $428,281, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,539,630 for a purchase price of $1,078,502. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,410 through March 2023 and then monthly payments in the amount of $20,950 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $18,048 during the three months ended March 31, 2023. There were payments of $19,515 during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the note had a balance of $1,083,652 and $1,085,120 net an unamortized debt discount of $436,462 and $454,510, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,560,090 for a purchase price of $1,092,910. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,630 through March 2023 and then monthly payments in the amount of $21,225 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $18,285 during the three months ended March 31, 2023. There were payments of $21,260 during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the note had a balance of $1,096,639 and $1,099,614 net an unamortized debt discount of $442,191 and $460,476, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,597,860 for a purchase price of $1,119,334. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,860 through March 2023 and then monthly payments in the amount of $21,740 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $18,729 during the three months ended March 31, 2023. There were payments of $21,720 during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the note had a balance of $1,123,210 and $1,126,201 net an unamortized debt discount of $452,930 and $471,659, respectively.

On December 15, 2022, the Company entered into a secured promissory note in the principal amount of $1,557,435 for a purchase price of $1,093,380. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,585 through March 2023 and then monthly payments in the amount of $21,190 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 15, 2029. There was amortization of debt discount of $18,302 during the three months ended March 31, 2023. There were payments of $21,170 during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the note had a balance of $1,093,766 and $1,096,634 net an unamortized debt discount of $442,499 and $460,801, respectively.

On January 10, 2023, the Company entered into a secured promissory note in the principal amount of $1,245,018 for a purchase price of $1,021,500. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,365 through March 2023 and then monthly payments in the amount of $34,008 through March 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 10, 2026. There was amortization of debt discount of $15,288 during the three months ended March 31, 2023. There were payments of $10,365 during the three months ended March 31, 2023. As of March 31, 2023, the note had a balance of $1,026,423 net an unamortized debt discount of $208,230.

On January 12, 2023, the Company entered into a secured promissory note in the principal amount of $1,185,810 for a purchase price of $832,605. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $8,030 through April 2023 and then monthly payments in the amount of $16,135 through April 2028. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on April 12, 2028. There was amortization of debt discount of $14,187 during the three months ended March 31, 2023. There were payments of $8,030 during the three months ended March 31, 2023. As of March 31, 2023, the note had a balance of $838,763 net an unamortized debt discount of $339,017.

On February 23, 2023, the Company entered into a secured promissory note in the principal amount of $822,040 for a purchase price of $628,353. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $6,370 through June 2023 and then monthly payments in the amount of $16,595 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 23, 2027. There was amortization of debt discount of $4,043 during the three months ended March 31, 2023. As of March 31, 2023, the note had a balance of $632,396 net an unamortized debt discount of $189,644.

On February 24, 2023, the Company entered into a secured promissory note in the principal amount of $1,186,580 for a purchase price of $832,605. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $9,185 through June 2023 and then monthly payments in the amount of $23,955 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 24, 2027. There was amortization of debt discount of $6,189 during the three months ended March 31, 2023. As of March 31, 2023, the note had a balance of $913,189 net an unamortized debt discount of $273,391.

On March 1, 2023, the Company entered into a secured promissory note in the principal amount of $635,000. The note is secured by certain assets of the Company. The Company is required to make a payment in the amount of $63,500 on March 15, 2023 and then commencing on April 15, 2023, monthly payments in the amount of $14,138 through March 2027. The note bears an interest rate of 8.5%, is secured by certain assets of the Company, and matures on March 15, 2027. There were payments of $61,282 and $2,218 to principal and interest, respectively, during the three months ended March 31, 2023. As of March 31, 2023, the note had a balance of $573,718 and accrued interest of $2,138.

The following table details the current and long-term principal due under non-convertible notes as of March 31, 2023.

	Principal (Current)	Principal (Long Term)
GM Financial (Issued April 11, 2022)	$18,546	$46,190
Non-Convertible Note (Issued March 8, 2019)	5,000	-
Deed of Trust Note (Issued September 1, 2022)	53,712	538,028
Deed of Trust Note (Issued September 1, 2022)	53,712	538,028
Equipment Finance Note (Issued April 21, 2022)	231,120	630,580
Equipment Finance Note (Issued September 14, 2022)	993,564	1,573,143
Equipment Finance Note (Issued November 28, 2022)	230,320	1,289,795
Equipment Finance Note (Issued November 28, 2022)	254,700	1,284,130
Equipment Finance Note (Issued November 28, 2022)	260,880	1,315,260
Equipment Finance Note (Issued December 15, 2022)	254,280	1,281,985
Equipment Finance Note (Issued January 10, 2023)	384,453	850,200
Equipment Finance Note (Issued January 12, 2023)	177,410	1,000,370
Equipment Finance Note (Issued February 24, 2023)	228,380	958,200
Equipment Finance Note (Issued February 23, 2023)	170,695	651,345
Equipment Finance Note (Issued March 1, 2023)	169,652	404,066
Debt Discount	(735,912)	(2,612,962)
Total Principal of Non-Convertible Notes	$2,750,512	$9,748,358

Total principal payments due on non-convertible notes for 2023 through 2027 and thereafter is as follows:

Year ended March 31,
2023	$2,842,361
2024	3,626,172
2025	3,460,578
2026	2,322,024
2027	1,820,936
Thereafter	1,775,673

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2023 and December 31, 2022, the Company owed accounts payable and accrued expenses of $6,018,847 and $5,035,330, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	March 31, 2023	December 31, 2022
Accounts Payable	$2,220,337	$1,548,847
Credit Cards	365,926	206,669
Accrued Interest	1,802,417	1,708,965
Accrued Expenses	1,630,167	1,570,849
Total Accounts Payable and Accrued Expenses	$6,018,847	$5,035,330

NOTE 10 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. Additionally, there is accrued payroll for the last three days of the year ended December 31, 2022 and ten days of the quarter ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the Company owed payroll tax liabilities, including penalties, of $3,909,762 and $3,946,411, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

NOTE 11 – LEASES

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

Effective January 1, 2023, the Company entered into an office space/land lease agreement with an entity owned by the Chief Executive Officer of Greenwave for the leasing of the Company’s Chesapeake facility located at 101 Freeman Ave, Chesapeake, VA 23324. Under the terms of the lease, the Company is required to pay $9,000 per month for the facility beginning January 1, 2023 and increasing by 3% on January 1, 2024. The lease expires on January 1, 2025 and the Company has two options to extend the lease by 5 years per option. The Company also has the option to extend the term of the lease for an additional year for the next 5 years upon the same terms and conditions. In the event the Company does not exercise the options, the lease will continue on a month-to-month basis. The Company cannot sublease the property under the lease agreement.

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

ROU assets and liabilities consist of the following:

	March 31, 2023	December 31, 2022
ROU assets – related party	$2,016,400	$2,419,338
ROU assets	547,382	590,608
Total ROU assets	2,563,782	3,009,946

Current portion of lease liabilities – related party	$2,195,813	$2,742,140
Current portion of lease liabilities	186,344	232,236
Long term lease liabilities – related party, net of current portion	192,240	-
Long term lease liabilities, net of current portion	46,094	116,262
Total lease liabilities	$2,620,491	$3,090,638

Aggregate minimum future commitments under non-cancelable operating leases and other obligations at March 31, 2023 were as follows:

Year ended December 31,
2023 (remaining)	$2,305,955
2024	281,971
2025	140,295
2026	134,476
2027	98,430
Total Minimum Lease Payments	$2,961,127
Less: Imputed Interest	$340,636
Present Value of Lease Payments	$2,620,491
Less: Current Portion	$(2,282,157)
Long Term Portion	$238,334

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2027. Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the three months ended March 31, 2023 and 2022 was $747,778 and $515,223, respectively. As of March 31, 2023, the leases had a weighted average remaining lease term of 1.35 year and a weighted average discount rate of 10%.

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

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company. Under the terms of the Resolution Agreement, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. The Company has made the October 2021 through February 2023 monthly payments.

NOTE 13 – STOCKHOLDERS’ EQUITY

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

As of March 31, 2023 and December 31, 2022, there were 250 and 322 shares of Series Z Preferred Stock issued and outstanding.

On January 23, 2023, 72 shares of Series Z Preferred Stock were converted into 288,494 shares of common stock.

Common Stock

The Company is authorized to issue 1,200,000,000 shares of common stock, par value $0.001 per share.

During the three months ended March 31, 2023, the Company issued 288,494 shares of common stock for the conversion of 72 shares of Series Z Preferred Stock.

As of March 31, 2023 and December 31, 2022, there were 11,250,813 and 10,962,319 shares, respectively, of common stock issued and outstanding.

NOTE 14 – WARRANTS

A summary of the warrant activity for the three months ended March 31, 2023 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	9,757,710	$5.61	5.14	$635
Granted	-
Exercised	-
Canceled/Exchanged	(834)	$0.12
Outstanding at March 31, 2023	9,756,876	$5.61	3.89	$-
Exercisable at March 31, 2023	9,756,876	$5.61	3.89	$-

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$5.50	9,238,816	3.90	9,238,816
7.52	518,060	3.67	518,060
	9,756,876	3.89	9,756,876

The aggregate intrinsic value of outstanding stock warrants was $0 based on warrants with an exercise price less than the Company’s stock price of $0.99 as of March 31, 2023 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 15 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), our 2021 Equity Incentive Plan in September 2021 (the “2021 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2018 Plan, the “Prior Plans”), and our 2022 Equity Incentive Plan in November 2022 (“2022 Plan” , and together with the Prior Plans, the “Plans”). The Plans are identical, except for the number of shares reserved for issuance under each. As of March 31, 2023, the Company had granted an aggregate of 214,367 securities under the Plans since inception, with 567,300 shares available for future issuances. The Company made no grants under the plans during the three months ended March 31, 2023.

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

There were no options issued during the three months ended March 31, 2023.

A summary of the stock option activity for the three months ended March 31, 2023 as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	92,166	$148.11	4.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	-
Outstanding at March 31, 2023	92,166	$148.11	4.24	$-
Exercisable at March 31, 2023	92,166	$148.11	4.24	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$23.00-75.00	44,368	5.01	44,368
75.01-150.00	6,476	4.01	6,476
150.01-225.00	6,079	3.43	6,079
225.01-300.00	33,133	3.45	33,133
300.01-321.00	2,110	3.35	2,110
	92,166		92,166

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.99 as of March 31, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the three months ended March 31, 2023 and 2022 was $0 and $0, respectively. Unrecognized compensation expense of $0 as of March 31, 2023 will be expensed in future periods.

NOTE 16 – RELATED PARTY TRANSACTIONS

On January 1, 2023, the Company entered into a lease agreement for the Company’s Chesapeake location with an entity controlled by the Company’s Chief Executive Officer. Under the terms of the lease agreement, the Company pays $9,000 per month in rent, increasing 3% on January 1st of each year. The lease expires on January 1, 2025 and the Company has two options to extend the lease by a term of five years per option.

As of March 31, 2023, the Company leases 13 scrap yard facilities by an entity controlled by the Company’s Chief Executive Officer, including the lease for the Chesapeake location described above. During the three months ended March 31, 2023, the Company had a rent expense of $672,557 to an entity controlled by the Company’s Chief Executive Officer. As of March 31, 2023 and December 31, 2022, the Company owed $847,474 and 317,781, respectively, in accrued rent to an entity controlled by the Company’s Chief Executive Officer. See Note 11 – Leases.

NOTE 17 – SUBSEQUENT EVENTS

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

Overview

We were formed on April 26, 2013 as a technology platform developer under the name MassRoots, Inc. In October 2021, we changed our corporate name from “MassRoots, Inc.” to “Greenwave Technology Solutions, Inc.” On September 30, 2021, we closed our acquisition of Empire Services, Inc. (“Empire”), which operates 13 metal recycling facilities and 1 metal processing facility in Virginia, North Carolina, and Ohio. The acquisition was deemed effective October 1, 2021 on the effective date of the Certificate of Merger in Virginia.

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

We operate an automotive shredder at our Kelford, North Carolina location and a second automotive shredder at our Carrollton, Virginia is expected to come online in the third quarter of 2023. Our shredders are designed to produce a denser product and, in concert with advanced separation equipment, more refined recycled ferrous metals, which are more valuable as they require less processing to produce recycled steel products. In totality, this process reduces large metal objects like auto bodies into baseball-sized pieces of shredded recycled metal.

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

Empire is headquartered in Chesapeake, Virginia and has 143 full-time employees as of May 9, 2023.

Competitors

We compete with other metal recycling facility operators, such as Schnitzer Steel Industries, Inc. (NASDAQ:SCHN) and are focused on utilizing technology to create operating efficiencies and competitive advantages over our peers.

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

For the Three Months Ended March 31, 2023 and 2022

	For the three months ended March 31,
	2023	2022	$ Change	% Change
Revenue	$9,043,422	$9,921,238	$(877,816)	(8.85)%

Gross Profit	4,726,611	4,264,258	462,353	10.84%

Operating Expenses	6,661,787	4,461,953	2,199,834	49.30%

Loss from Operations	(1,935,176)	(197,695)	(1,737,481)	878.87%

Other Expense	(2,090,499)	(4,977,781)	2,887,282	(58.00)%

Net Loss	$(4,025,675)	$(5,175,476)	$1,149,801	(22.22)%

Revenues

For the three months ended March 31, 2023, we generated $9,043,422 in revenues, as compared to $9,921,238 during the same period in 2022, decrease of $877,816. This decrease was primarily due to a decline in metal prices. The $9,043,422 in revenue includes $42,790 in rental income, $7,111,025 in revenue generated from the sale of metal, $1,872,979 generated from hauling services, and $16,627 in miscellaneous revenue, including from the sale of gas from scrap cars.

Our cost of revenues decreased to $4,316,811 for the three months ended March 31, 2023 from $5,656,980 during the same period in 2022, a decline of $1,340,169, primarily due to a decline in metal prices.

Our gross profit was $4,726,611 during the three months ended March 31, 2023, an increase of $462,353 from $4,264,258 during the same period in 2022 primarily due to the margins on the Company’s hauling and rental revenue.

Operating Expenses

For the three months ended March 31, 2023 and 2022, our operating expenses were $6,661,787 and $4,461,953 respectively, an increase of $2,199,834. There was an increase in payroll and related expenses of $661,459 as payroll and related expenses were $1,951,259 for the three months ended March 31, 2023 as compared to $1,289,800 for the same period in 2022 which was the result of an increase in our labor force. Advertising expense decreased by $10,708 to $5,522 for the three months ended March 31, 2023 as compared to $16,230 for the same period in 2022 as the Company focused on operations. Depreciation of fixed assets, along with amortization of intangible assets, increased by $395,097 to $1,268,853 for the three months ended March 31, 2023 from $873,756 in 2022 as a result of the Company acquiring more fixed assets during fiscal year 2022. There were hauling and equipment maintenance costs of $1,250,717 during the three months ended March 31, 2023, as compared to $800,438 in 2022, an increase of $450,279, due to the Company expanding its fleet of trucks. Consulting, accounting, and legal expenses decreased to $273,073 during the three months ended March 31, 2023 from $365,952 during the same period in 2022, a decrease of $92,879 as a result of the Company not having significant offerings or corporate activity in 2023. There was an increase in rent expenses as a result of the Company adding additional facilities, increasing $148,306 from $875,403 during the three months ended March 31, 2022 to $1,023,709 during the same period in 2023.

Our other general and administrative expenses increased to $888,654 for the three months ended March 31, 2023 from $240,374 for the same period in 2022, an increase of $648,280, as a result of the Company’s operations expanding.

The increase of these expenditures resulted in our total operating expenses increasing to $6,661,787 during the three months ended March 31, 2023 compared to $4,461,953 during the three months ended March 31, 2022, an increase of $2,199,834.

Loss from Operations

Our loss from operations increased by $1,737,481 to $1,935,176 during the three months ended March 31, 2023, from $197,695 during the three months ended March 31, 2022 for the reasons discussed above.

Other Expense

During the three months ended March 31, 2023, we incurred other expenses of $(2,090,499), as compared to $(4,977,781) for the same period in 2022, a decrease of $2,887,282. There was a gain on settlement of non-convertible notes and advances of $75,005 and $163,420 for the three months ended March 31, 2023 and 2022, respectively. Interest expenses and amortization of debt discount decreased to $(2,165,504) during the three months ended March 31, 2023 from $(19,405,677) during the three months ended March 31, 2022. There was no change in the fair value of derivative liabilities during the three months ended March 31, 2023, as compared to a gain of $14,264,476 during the three months ended March 31, 2022.

Net Loss

Our net loss was $4,025,675 during the three months ended March 31, 2023 as compared to $5,175,475 during the same period in 2022, a change of $1,149,800, for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2023 was $203,965 as compared to $53,764 provided by operating activities for the three months ended March 31, 2022. For the three months ended March 31, 2023, the cash flows used in operating activities were driven by a net loss of $4,025,675, amortization of right of use assets (related-party) of $602,404, amortization of right of use assets of $43,226, depreciation and amortization of $1,268,853, accrual of due to related parties of $529,693 increase of prepaid expenses of $42,262, an increase of accounts payable and accrued expenses of $812,188, a decrease in operating lease liabilities of $95,160, a decrease in operating lease liabilities (related-party) of $574,454, a gain on the settlement of non-convertible notes and accrued interest of $75,005 interest and amortization of debt discount of $1,861,971, an increase in accounts receivable of $144,269, increases in inventories of $303,826, increase in security deposit of $25,000, and a decrease in accrued payroll of $36,649. For the three months ended March 31, 2022, the cash flows generated by operating activities were driven by a net loss of $5,175,475, amortization of right of use assets (related-party) of $411,349, amortization of right of use assets of $10,490, depreciation and amortization of $873,756, payment of accrued rent to a related party of $122,865, increase of prepaid expenses of $90,522, decreases of accounts payable and accrued expenses of $89,697, a decrease in operating lease liabilities of $4,776, a decrease in operating lease liabilities (related-party) of $421,526, largely offset by a gain on the settlement of convertible notes and accrued interest of $163,420, interest and amortization of debt discount of $19,405,676, change in the value of derivative liabilities of $14,264,476, increases in inventories of $348,073, increase of accrued payroll of $55,530, and a decrease in environmental remediation liabilities of $22,207.

Net cash used in investing activities was $712,335 and $1,121,793 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, there was cash used in the purchase of equipment of $712,335. For the three months ended March 31, 2022, there was cash used in the purchase of equipment of $1,121,793, of which $152,500 was paid to a related-party.

Net cash provided by financing activities was $370,581 during the three months ended March 31, 2023, as compared to cash used in financing activities of $100,000 during the three months ended March 31, 2022. During the three months ended March 31, 2023, the Company received $1,876,109 from the issuance of factoring advances and $1,000,000 from the issuance of non-convertible notes, while utilizing $519,543 in the repayment of non-convertible notes and utilizing $1,985,985 for the repayment of factoring advances. During the three months ended March 31, 2022, the Company utilized $100,000 to settle a non-convertible debt note.

Capital Resources

As of March 31, 2023, we had cash on hand of $276,085. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Required Capital over the Next Fiscal Year

As of March 31, 2023, the Company had cash of $276,085 and a working capital deficit (current liabilities in excess of current assets) of $21,320,881. The accumulated deficit as of March 31, 2023 was $366,294,690. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

The Company believes it could generate positive cashflows from operating activities going forward and may not need to raise any additional capital to continue operations. Should the Company choose to raise capital, it believes it can do so through non-equity based instruments such as non-convertible notes, lines of credit, and cash advances.

If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and require significant debt service payments, which diverts resources from other activities. The Company’s ability to raise additional capital will be impacted by market conditions and the price of the Company’s common stock. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2023 were not effective (at a reasonable assurance level) due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the U.S. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (issued in 2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon the assessments, management has concluded that as of March 31, 2023, there was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, the Company began hiring additional accounting personnel to enhance its segregation of duties and establishment of procedures in an effort to ensure appropriate levels of review of accounting and financial reporting matters.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As disclosed in Note 12 – Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters and there have been no material developments since December 31, 2022 with respect to our legal proceedings, except as described in Note 12 – Commitments and Contingencies. The disclosures set forth in Note 12 – Commitments and Contingencies relating to certain legal matters are incorporated herein by reference.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item 1A. Please see the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023 as amended on April 13, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, the Company issued 288,494 shares of common stock upon the conversion of 72 shares of Series Z Preferred Stock.

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

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Date: May 15, 2023	By:	/s/ Danny Meeks
Danny Meeks, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Financial Officer (Principal Financial and Accounting Officer)

