Form 10-Q
period 2023-06-30
Greenwave Technology Solutions, Inc.
filed 2023-08-14
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 001-41452

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

As of August 14, 2023, there were 12,390,242 shares of the registrant’s common stock issued and outstanding.

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

- ii -

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current assets:
Cash	$374,951	$821,804
Inventories	119,609	189,646
Accounts receivable	226,558	215,256
Prepaid expenses	609,484	12,838
Total current assets	1,330,602	1,239,544

Property and equipment, net	17,665,955	13,167,535
Advance for asset	82,769	1,193,380
Operating lease right of use assets, net - related party	1,372,943	2,419,338
Operating lease right of use assets, net	511,381	590,608
Licenses, net	17,551,050	18,614,750
Customer list, net	1,847,175	1,959,125
Intellectual property, net	1,973,400	2,277,000
Security deposit	31,893	6,893

Total assets	$42,367,168	$41,468,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank overdraft	$180,337	$-
Accounts payable and accrued expenses	5,908,450	5,035,330
Accrued payroll and related expenses	4,456,142	3,946,411
Contract liabilities	25,000	25,000
Factoring, net of unamortized debt discount of $2,185,819 and $1,221,022, respectively	6,718,684	4,893,207
Non-convertible notes payable, current portion, net of unamortized debt discount of $777,333 and $500,250, respectively	2,897,598	1,820,819
Due to related parties	1,925,970	317,781
Operating lease obligations, current portion - related party	1,377,913	2,742,140
Operating lease obligations, current portion	204,833	232,236
Total current liabilities	23,694,927	19,012,924

Operating lease obligations, less current portion - related party	83,430	-
Operating lease obligations, less current portion	314,008	116,262
Non-convertible notes payable, net of unamortized debt discount of $2,479,851 and $1,965,113, respectively	9,227,974	7,001,422
Total liabilities	33,320,339	26,130,608

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series Z, $0.001 par value, $20,000 stated value, 500 shares authorized; 250 and 322 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,200,000,000 and 500,000,000 shares authorized; 11,250,813 and 10,962,319 shares issued and outstanding, respectively	11,251	10,962
Additional paid in capital	377,595,330	377,595,618
Accumulated deficit	(368,559,752)	(362,269,015)
Total stockholders’ equity (deficit)	9,046,829	15,337,565

Total liabilities and stockholders’ equity	$42,367,168	$41,468,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$9,416,274	$10,704,151	$18,459,696	$20,625,389

Cost of Revenues	6,117,420	6,638,393	10,434,231	12,295,373

Gross Profit	3,298,854	4,065,758	8,025,465	8,330,016

Operating Expenses:
Advertising	10,329	44,071	15,851	60,301
Payroll and related expense	1,497,279	1,591,640	3,448,538	2,881,440
Rent, utilities and property maintenance ($675,051 and $670,938; $1,350,103 and $1,183,876, to related party)	1,033,518	887,260	2,057,227	1,762,663
Hauling and equipment maintenance	569,416	1,033,556	1,820,133	1,833,994
Depreciation and amortization expense	1,350,728	941,611	2,619,581	1,815,367
Consulting, accounting and legal	202,174	155,360	475,247	521,312
Other general and administrative expenses	725,687	376,015	1,614,341	616,389
Total Operating Expenses	5,389,131	5,029,513	12,050,918	9,491,466

Loss From Operations	(2,090,277)	(963,755)	(4,025,453)	(1,161,450)

Other Income (Expense):
Interest expense and amortization of debt discount	(891,849)	(13,171,392)	(3,057,353)	(32,577,069)
Gain on tax credit	717,064	-	717,064
Change in fair value of derivative liabilities	-		-	14,264,476
Gain on settlement of non-convertible notes payable and advances	-		75,005	163,420
Total Other Income (Expense)	(174,785)	(13,171,392)	(2,265,284)	(18,149,173)

Net Loss Before Income Taxes	(2,265,062)	(14,135,147)	(6,290,737)	(19,310,623)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Loss	(2,265,062)	(14,135,147)	(6,290,737)	(19,310,623)

Net Income (Loss) Per Common Share:
Basic	$(0.20)	$(4.23)	$(0.56)	$(5.78)
Diluted	$(0.20)	$(4.23)	$(0.56)	$(5.78)

Weighted Average Common Shares Outstanding:
Basic	11,250,813	3,340,416	11,230,093	3,340,416
Diluted	11,250,813	3,340,416	11,230,093	3,340,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Preferred Stock				Additional
	Series Z		Common Stock		Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2022	322	$-	10,962,319	$10,962	$377,595,618	$(362,269,015)	$15,337,565
Issuance of common stock upon conversion of Series Z Preferred	(72)	-	288,494	$289	(288)	$-	1
Net loss	-	-	-	-	-	$(6,290,737)	$(6,290,737)
Balance at June 30, 2023	250	$-	11,250,813	$11,251	$377,595,330	$(368,559,752)	$9,046,829

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Preferred Stock				Additional
	Series Z		Common Stock		Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at March 31, 2023	250	$-	11,250,813	$11,251	$377,595,330	$(366,294,690)	$11,311,891
Net loss	-	-	-	-	-	$(2,265,062)	$(2,265,062)
Balance at June 30, 2023	250	$-	11,250,813	$11,251	$377,595,330	$(368,559,752)	$9,046,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Series Z		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2021	500	$1	3,331,916	$3,332	8,500	$8	$275,058,282	$(298,409,686)	$(23,348,063)
Issuance of common stock previously recorded as to be issued	-	-	8,500	$8	(8,500)	(8)	-	-	-
Elimination of derivative liabilities due to resolution of authorized share shortfall	-	-	-	-	$-	-	$29,759,766		29,759,766
Net loss	-	-	-	-	-	-	-	$(19,310,623)	$(19,310,623)
Balance at June 30, 2022	500	$1	3,340,416	$3,340	-	$-	$304,818,048	$(317,720,309)	$(12,898,920)

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Preferred Stock Series Z		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at March 31, 2022	500	$1	3,338,416	$3,338	2,000	$2	$304,818,048	$(303,585,162)	$1,236,227
Issuance of common stock previously recorded as to be issued	-	-	2,000	$2	(2,000)	(2)	-	-	-
Net loss	-	-	-	-	-	-	-	$(14,135,147)	$(14,135,147)
Balance at June 30, 2022	500	$1	3,340,416	$3,340	-	$-	$304,818,048	$(317,720,309)	$(12,898,920)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Six Months Ended June 30 ,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$(6,290,737)	$(19,310,623)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of intangible assets	2,619,581	1,815,367
Amortization of right of use assets, net - related-party	1,140,331	997,027
Amortization of right of use asssets, net	184,757	210,114
Change in fair value of derivative liabilities	-	(14,264,476)
Interest and amortization of debt discount	3,057,053	32,577,069
Gain on settlement of non-convertible notes payable and accrued interest	(75,005)	(163,420)
Changes in operating assets and liabilities:
Bank overdrafts	180,337	-
Changes in due to related party	1,608,189	(122,865)
Inventories	70,037	(122,154)
Accounts receivable	(11,301)	(82,925)
Prepaid expenses	(596,646)	(70,109)
Security deposit	(25,000)	2,437
Accounts payable and accrued expenses	503,252	58,462
Accrued payroll and related expenses	179,206	-
Contract liabilities	-	73,000
Environmental remediation	-	(22,207)
Principal payments made on operating lease liability - related-party	(1,269,496)	(1,008,459)
Principal payments made on operating lease liability	(40,425)	-
Net cash generated by operating activities	1,234,133	566,238

Cash flows from investing activities:
Purchases of property and equipment - related party	-	(152,500)
Purchases of property and equipment	(826,422)	(2,394,823)
Net cash used in investing activities	(826,422)	(2,547,323)

Cash flows from financing activities:
Proceeds from issuance of non-convertible notes payable	1,000,000	225,000
Repayment of a non-convertible notes payable	(1,301,846)	(162,039)
Proceeds from factoring	3,746,109	-
Repayments of factoring	(4,298,827)	-
Net cash provided by (used in) financing activities	(854,564)	62,961

Net decrease in cash	(446,853)	(1,918,124)

Cash, beginning of period	821,804	2,958,293

Cash, end of period	$374,951	$1,040,169

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$49,296	$195,000
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of derivative liability to additional paid in capital due to elimination of authorized share shortfall	$-	$29,719,392
Increase in right of use assets and operating lease liabilities	$199,466	$590,000
Note proceeds for equipment purchases	$3,059,634	$2,677,544
Issuance of common shares previously to be issued	$-	$8
Equipment purchases in accounts payable and accrued expenses	$-	$311,805
Common shares issued upon conversion of Series Z Preferred	$289	$-
Factoring proceeds utilized for payoff of factoring liabilities	$5,004,393	$-
Advance for asset by issuance of notes	$162,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

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

In December 2022, we began offering hauling services to corporate clients. We haul sand, dirt, asphalt, metal, and other materials in a fleet of approximately 50 trucks which we own, manage, and maintain.

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three and six months ended June 30, 2023 and 2022, its cash flows for the six months ended June 30, 2023 and 2022, and its financial position as of June 30, 2023 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2023, the Company had cash of $374,951 and a working capital deficit (current liabilities in excess of current assets) of $22,364,325. The accumulated deficit as of June 30, 2023 was $368,559,752. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

In July 2023, the Company’s downstream commenced operations, enabling the Company to recover millimeter-minus pieces of metal from Greenwave’s automotive shred residue, which is on track to generate several hundred thousand dollars of additional high margin revenue per month. The Company believes it is generating positive cashflows from operating activities and may not need to raise any additional capital to continue operations. Further, the Company closed a $15 million private placement on July 31, 2023, retiring all outstanding merchant cash advances and reducing the Company’s equipment debt. Should the Company choose to raise capital, it believes it can do so through non-equity based instruments such as non-convertible notes, lines of credit, and cash advances.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used in the, payroll tax liabilities with interest and penalties, assumptions used in right-of-use and lease liability calculations, impairments of intangible assets acquired in business combination, estimated useful life of long-lived assets and finite life tangible assets, and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of June 30, 2023 and December 31, 2022, the uninsured balances amounted to $35,309 and $434,399, respectively.

Accounts Receivable

Accounts receivable represent amounts primarily due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for credit losses, are recorded at the invoiced amount and do not bear interest. The Company delivers shipments of scrap metal to customers and typically receives payment within 45 days of delivery.

The Company evaluates the collectability of its accounts receivable based on a combination of factors, including the aging of customer receivable balances, the financial condition of the Company’s customers, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. As of June 30, 2023 and December 31, 2022, the accounts receivable balances amounted to $226,558 and $215,256, respectively.

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

Cost of Revenue

The Company’s cost of revenue consists primarily of the costs of purchasing metal from its suppliers. For the Company’s hauling business line, cost of revenue mainly consists of fuel and payroll for drivers.

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

The Company realizes revenue upon the fulfillment of its performance obligations to customers. As of June 30, 2023 and December 31, 2022, the Company had a contract liability of $25,000 and $25,000, respectively, for contracts under which the customer had paid for and the Company had not yet delivered.

Inventories

Although we ship the ferrous and non-ferrous metals we purchase from suppliers multiple times per day, we do maintain inventories. We calculate the value of the inventories we do carry, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the value of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $119,609 and $189,646, respectively, as of June 30, 2023 and December 31, 2022.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $10,329 and $44,071 for the three months ended June 30, 2023 and 2022, respectively. Advertising costs were $15,851 and $60,301 for the six months ended June 30, 2023 and 2022, respectively.

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. As of June 30, 2023 and December 31, 2022, the Company had accruals reported on the balance sheet as current liabilities of $0 and $0, respectively, as the Company had paid all civil penalties and completed all remediation activities required under the Virginia DEQ Consent Order dated June 30, 2021. See Note 12—Commitments and Contingencies.

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

Factoring Agreements

We have entered into factoring agreements with various financial institutions to receive cash for our future revenues. These transactions are treated as a debt instrument and are accounted for as a liability because the Company makes weekly payments towards the balance and fees. We utilize factoring arrangements as an integral part of our financing for working capital. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition. As of June 30, 2023 and December 31, 2022, the Company owed $6,718,684 and $4,893,207, net debt discounts of $2,185,819 and $1,221,022, respectively for factoring advances. See “Note 9 – Advances, Non-Convertible and PPP Notes Payable.”

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

The computation of basic and diluted income (loss) per share, for the three and six months ended June 30, 2023 and 2022 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities are as follows:

	June 30, 2023	June 30, 2022
Common shares issuable upon conversion of convertible notes	-	2,601,540
Options to purchase common shares	92,166	92,166
Warrants to purchase common shares	9,756,876	2,752,941
Common shares issuable upon conversion of preferred stock	1,013,500	661,006
Total potentially dilutive shares	10,862,542	6,107,653

On February 17, 2022 the Company effectuated a 1-for-300 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted and restated the weighted-average common shares included within its condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022. The basic and diluted weighted-average common shares are retroactively converted to shares of the Company’s common stock to conform to the recasted condensed consolidated statements of stockholders’ equity.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses requiring, instead, that all financial assets (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity’s current estimate of all lifetime expected credit losses. The ASU also applies to certain off-balance-sheet credit exposures such as unfunded commitments and non-derivative financial guarantees. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) in order to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The income statement under this ASU will reflect the initial recognition of current expected credit losses for newly recognized assets, as well as any increases or decreases of expected credit losses that have occurred during the period. ASU 2016-13 retains many currently-existing disclosures related to the credit quality of an entity’s assets and the related allowance for credit losses amended to reflect the change to an expected credit loss methodology, as well as enhanced disclosures to provide information to users at a more disaggregated level. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition is provided in order to maintain the same amortized cost prior to and subsequent to the effective date of the ASU. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The adoption of ASU 2016-13 did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.

NOTE 4 – CONCENTRATIONS OF RISK

Accounts Receivable

The Company has a concentration of credit risk with its accounts receivable balance. Three customers individually accounted for $52,590, $36,450, and $31,485, or 23%, 16%, and 14%, respectively, of our accounts receivable at June 30, 2023. The Company has adopted (ASU) 2016-13 as of January 1, 2023 and not had a material impact on the Company’s financial statements as of June 30, 2023.

Customer Concentrations

The Company has a concentration of customers. For the three months ended June 30, 2023, three customers individually accounted for $5,999,544, $538,219 and $486,488, or approximately 64%, 6% and 5% of our revenues, respectively. For the six months ended June 30, 2023, two customers individually accounted for $11,199,670 and $1,023,112, or approximately 61% and 6% of our revenues, respectively.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 5 – INVENTORIES

Inventories as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Processed and unprocessed scrap metal	$119,609	$189,646
Finished products	-	-
Inventories	$119,609	$189,646

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2023 and December 31, 2022 is summarized as follows:

	June 30, 2023	December 31, 2022
Machinery and Equipment	$10,806,704	$12,995,494
Furniture and Fixtures	6,128	6,128
Land	980,129	980,129
Buildings	724,170	724,170
Vehicles	7,063,234	20,000
Leaseholder Improvements	1,772,407	988,100
Subtotal	21,352,772	15,714,021
Less accumulated depreciation	(3,686,817)	(2,546,486)
Property and equipment, net	$17,665,955	$13,167,535

Depreciation expense for the three months ended June 30, 2023 and 2022 was $611,103 and $201,986, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $1,140,331 and $336,117, respectively.

NOTE 7 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	June 30, 2023
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated remaining useful life
Intellectual Property	$3,036,000	$(1,062,600)	$1,973,400	3.25 years
Customer List	2,239,000	(391,825)	1,847,175	8.25 years
Licenses	21,274,000	(3,722,950)	17,551,050	8.25 years
Total intangible assets, net	$26,549,000	$(5,177,375)	$21,371,625

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Carrying value	Remaining estimated useful life
Intellectual Property	$3,036,000	$(759,000)	$2,277,000	4 years
Customer List	2,239,000	(279,875)	1,959,125	9 years
Licenses	21,274,000	(2,659,250)	18,614,750	9 years
Total finite-lived intangibles	26,549,000	(3,698,125)	22,850,875
Total intangible assets, net	$26,549,000	$(3,698,125)	$22,850,875

Amortization expense for intangible assets was $739,625 and $739,625 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $1,479,250 and $1,479,250 for the six months ended June 30, 2023 and 2022, respectively.

Total estimated amortization expense for our intangible assets for the years 2023 through 2027 is as follows:

Year ended December 31,
2023 (remaining)	1,479,250
2024	2,958,500
2025	2,958,500
2026	2,806,700
2027	2,351,300
Thereafter	8,817,375

NOTE 8 – FACTORING ADVANCES AND NON-CONVERTIBLE NOTES PAYABLE

Factoring Advances

On December 8, 2022, the Company entered into a revenue factoring advance in the principal amount of $3,025,000 for a purchase price of $2,500,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $60,020 through December 2023. The advance matured on December 15, 2023. There was amortization of debt discount of $0 and $492,540 during the three and six months ended June 30, 2023. The Company made cash repayments of $695,198 and the remaining $2,149,742 balance was repaid out of the proceeds of another advance during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the revenue factoring advance had a balance of $0 and $2,352,000, net an unamortized debt discount of $0 and $492,540, respectively.

On December 8, 2022, the Company entered into a revenue factoring advance in the principal amount of $1,815,000 for a purchase price of $1,470,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $34,904 through December 2023. The advance matured on December 15, 2023. There was amortization of debt discount of $0 and $323,669 during the three and six months ended June 30, 2023, respectively. The Company made cash repayments of $408,136 and the remaining $1,302,152 balance was repaid out of the proceeds of another advance during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the revenue factoring advance had a balance of $0 and $1,386,619 net an unamortized debt discount of $0 and $323,670, respectively.

On December 29, 2022, the Company entered into a revenue factoring advance in the principal amount of $1,474,000 for a purchase price of $1,067,000. The Company’s Chief Executive Officer is personally liable for this factoring advance. The Company is required to make weekly payments in the amount $28,346 through January 2024. The advance matures on January 4, 2024. There was amortization of debt discount of $98,467 and $196,935 during the three and six months ended June 30, 2023, respectively. The Company made cash repayments of $708,654 during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the revenue factoring advance had a balance of $557,470 and $1,069,188 net an unamortized debt discount of $207,876 and $404,812, respectively.

On January 17, 2023, the Company entered into a revenue factoring advance in the principal amount of $770,000 for a purchase price of $550,000. There was an origination fee of $50,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $24,062 through June 2023. The advance matured on June 17, 2023. There was amortization of debt discount of $0 and $270,000 during the three and six months ended June 30, 2023, respectively. The Company made cash repayments of $192,500 and the remaining balance of $548,625 was repaid out of the proceeds of another advance during the six months ended June 30, 2023. There was a $0 and $28,875 gain on settlement of the advance during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the revenue factoring advance had a balance of $0.

On January 17, 2023, the Company entered into a revenue factoring advance in the principal amount of $1,400,000 for a purchase price of $1,000,000. There was an origination fee of $100,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $43,750 through June 2023. The advance matured on June 17, 2023. There was amortization of debt discount of $0 and $500,000 during the three and six months ended June 30, 2023, respectively. The Company made cash repayments of $350,000 and the remaining balance of $1,003,870 was repaid out of the proceeds of another advance during the six months ended June 30, 2023. There was a $0 and $46,130 gain on settlement of the advance during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the revenue factoring advance had a balance of $0.

On March 29, 2023, the Company entered into a revenue factoring advance in the principal amount of $2,902,500 for a purchase price of $2,250,000. There was an origination fee of $67,500. The proceeds of $2,182,500 were used to payoff other advances and there were no cash proceeds. The Company’s Chief Executive Officer is personally liable for this factoring advance. The Company is required to make weekly payments in the amount $54,764 through April 2024. The advance matures on April 24, 2024. There was amortization of debt discount of $156,070 and $161,371 during the three and six months ended June 30, 2023, respectively. The Company made cash repayments of $657,171 during the six months ended June 30, 2023. As of June 30, 2023, the revenue factoring advance had a balance of $1,754,200, net an unamortized debt discount of $491,129.

On March 29, 2023, the Company entered into a revenue factoring advance in the principal amount of $4,386,000 for a purchase price of $3,400,000. There was an origination fee of $102,000. There were cash proceeds of $476,109 and the remaining proceeds of $2,821,891 were used to pay off other advances. The Company’s Chief Executive Officer is personally liable for this factoring advance. The Company is required to make weekly payments in the amount $82,755 through April 2024. The advance matures on April 24, 2024. There was amortization of debt discount of $240,341 and $243,849 during the three and six months ended June 30, 2023, respectively. The Company made cash repayments of $993,057 during the six months ended June 30, 2023. As of June 30, 2023, the revenue factoring advance had a balance of $2,650,793 net an unamortized debt discount of $742,151.

On May 26, 2023, the Company entered into a revenue factoring advance in the principal amount of $917,000 for a purchase price of $700,000. There was an origination fee of $21,000. There were cash proceeds of $679,000. The Company’s Chief Executive Officer is personally liable for this factoring advance. The Company is required to make weekly payments in the amount $17,635 through May 2024. The advance matures on May 26, 2024. There was amortization of debt discount of $22,170 and $22,170 during the three and six months ended June 30, 2023, respectively. The Company made cash repayments of $90,972 during the six months ended June 30, 2023. As of June 30, 2023, the revenue factoring advance had a balance of $610,198 net an unamortized debt discount of $215,830.

On May 26, 2023, the Company entered into a revenue factoring advance in the principal amount of $393,000 for a purchase price of $300,000. There was an origination fee of $9,000. There were cash proceeds of $291,000. The Company’s Chief Executive Officer is personally liable for this factoring advance. The Company is required to make weekly payments in the amount $7,558 through May 2024. The advance matures on May 26, 2024. There was amortization of debt discount of $9,501 and $9,501 during the three and six months ended June 30, 2023, respectively. The Company made cash repayments of $37,788 during the six months ended June 30, 2023. As of June 30, 2023, the revenue factoring advance had a balance of $262,713 net an unamortized debt discount of $92,499.

On June 7, 2023, the Company entered into a revenue factoring advance in the principal amount of $1,400,000 for a purchase price of $910,000. There was an origination fee of $90,000. There were cash proceeds of $900,000 during the six months ended June 30, 2023 and $10,000 was an advance receivable as of June 30, 2023. The Company’s Chief Executive Officer is personally liable for this factoring advance. The Company is required to make weekly payments in the amount $51,785 through March 2024. The advance matures on March 7, 2024. There was amortization of debt discount of $53,667 and $53,667 during the three and six months ended June 30, 2023, respectively. The Company made cash repayments of $165,355 during the six months ended June 30, 2023. As of June 30, 2023, the revenue factoring advance had a balance of $798,312 net an unamortized debt discount of $436,333.

The remaining advances are for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of December 31, 2022, the Company owed $85,000 for Simple Agreements for Future Tokens.

Non-Convertible Notes Payable

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company (See Note 12 – Commitments and Contingencies). Under the terms of the Resolution Agreement, which the Company has classified as a non-convertible note, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. There was amortization of the debt discount of $0 and $3,182 during the three and six months ended June 30, 2023, respectively. During the six months ended June 30, 2023, the Company made $40,000 in payments towards the Resolution Agreement. As of June 30, 2023 and December 31, 2022, the Resolution Agreement had a balance of $0 and $38,284, net an unamortized debt discount of $0 and $3,182, respectively.

On April 11, 2022, the Company entered into a vehicle financing agreement with GM Financial for the purchase of a vehicle for use by the Company’s Chief Executive Officer in the principal amount of $74,186. GM Financial financed $65,000 of the purchase price of the vehicle and the Company was required to make a $10,000 down payment. There was a $2,400 rebate applied to the purchase price. The Company is required to make 60 monthly payments of $1,236. During the six months ended June 30, 2023, the Company made $11,928 in payments towards the financing agreement. There was amortization of debt discount of $442 and $884 during the three and six months ended June 30, 2023, respectively. As of June 30, 2023 and December 31, 2022, the financing agreement had a balance of $49,070 and $60,114, net an unamortized debt discount of $7,006 and $7,890, respectively.

On April 21, 2022, the Company entered into a secured promissory note in the principal amount of $964,470 for the financing and installation of a piece of equipment in the amount $750,000. The Company is required to make monthly payments in the amount $6,665 through October 2022 and monthly payments of $19,260 until October 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on October 21, 2026. During the six months ended June 30, 2023, the Company made $113,895 in payments towards the note. There was amortization of debt discount of $11,741 and $23,482 during the three and six months ended June 30, 2023, respectively. As of June 30, 2023 and December 31, 2022, the note had a balance of $647,373 and $732,550 net an unamortized debt discount of $156,547 and $180,030, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal and interest payments of $8,285 and $18,571, respectively, during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the note had a principal balance of $587,669 and $595,954 and accrued interest of $3,035 and $3,184, respectively.

On September 1, 2022, the Company entered into an additional Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal and interest payments of $8,285 and $18,571, respectively, during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the note had a principal balance of $587,669 and $595,954 and accrued interest of $3,035 and $3,184, respectively.

On September 14, 2022, the Company entered into a secured promissory note in the principal amount of $2,980,692 for a purchase price of $2,505,000. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount $82,797 through September 2025. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on September 14, 2025. There was amortization of debt discount of $39,509 and $79,018 during the three and six months ended June 30, 2023, respectively. There were payments of $579,579 towards the note during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the note had a balance of $1,886,256, and $2,386,817 net an unamortized debt discount of $349,263 and $428,281, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,539,630 for a purchase price of $1,078,502. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,410 through March 2023 and then monthly payments in the amount of $20,950 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $18,048 and $36,096 during the three and six months ended June 30, 2023, respectively. There were payments of $82,236 during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the note had a balance of $1,038,980 and $1,085,120 net an unamortized debt discount of $418,414 and $454,510, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,560,090 for a purchase price of $1,092,910. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,630 through March 2023 and then monthly payments in the amount of $21,225 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $18,285 and $36,570 during the three and six months ended June 30, 2023, respectively. There were payments of $84,970 during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the note had a balance of $1,051,214 and $1,099,614 net an unamortized debt discount of $423,906 and $460,476, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,597,860 for a purchase price of $1,119,334. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,860 through March 2023 and then monthly payments in the amount of $21,740 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $18,729 and $37,458 during the three and six months ended June 30, 2023, respectively. There were payments of $86,920 during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the note had a balance of $1,076,739 and $1,126,201 net an unamortized debt discount of $432,200 and $471,659, respectively.

On December 15, 2022, the Company entered into a secured promissory note in the principal amount of $1,557,435 for a purchase price of $1,093,380. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,585 through March 2023 and then monthly payments in the amount of $21,190 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 15, 2029. There was amortization of debt discount of $18,302 and $36,604 during the three and six months ended June 30, 2023, respectively. There were payments of $63,530 during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the note had a balance of $1,069,707 and $1,096,634 net an unamortized debt discount of $424,198 and $460,801, respectively.

On January 10, 2023, the Company entered into a secured promissory note in the principal amount of $1,245,018 for a purchase price of $1,021,500. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,365 through March 2023 and then monthly payments in the amount of $34,008 through March 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 10, 2026. There was amortization of debt discount of $17,417 and $32,705 during the three and six months ended June 30, 2023. There were payments of $65,103 during the six months ended June 30, 2023. As of June 30, 2023, the note had a balance of $989,102 net an unamortized debt discount of $190,813.

On January 12, 2023, the Company entered into a secured promissory note in the principal amount of $1,185,810 for a purchase price of $832,605. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $8,030 through April 2023 and then monthly payments in the amount of $16,135 through April 2028. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on April 12, 2028. There was amortization of debt discount of $16,583 and $30,770 during the three and six months ended June 30, 2023, respectively. There were payments of $32,120 during the six months ended June 30, 2023. As of June 30, 2023, the note had a balance of $831,255 net an unamortized debt discount of $322,435.

On February 23, 2023, the Company entered into a secured promissory note in the principal amount of $822,040 for a purchase price of $628,353. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $6,370 through June 2023 and then monthly payments in the amount of $16,595 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 23, 2027. There was amortization of debt discount of $11,026 and $15,069 during the three and six months ended June 30, 2023, respectively. There were payments of $12,740 during the six months ended June 30, 2023. As of June 30, 2023, the note had a balance of $630,682 net an unamortized debt discount of $178,618.

On February 24, 2023, the Company entered into a secured promissory note in the principal amount of $1,186,580 for a purchase price of $832,605. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $9,185 through June 2023 and then monthly payments in the amount of $23,955 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 24, 2027. There was amortization of debt discount of $15,915 and $22,104 during the three and six months ended June 30, 2023, respectively. There were payments of $18,370 during the six months ended June 30, 2023. As of June 30, 2023, the note had a balance of $910,735 net an unamortized debt discount of $257,475.

On March 1, 2023, the Company entered into a secured promissory note in the principal amount of $635,000. The note is secured by certain assets of the Company. The Company is required to make a payment in the amount of $63,500 on March 15, 2023 and then commencing on April 15, 2023, monthly payments in the amount of $14,138 through March 2027. The note bears an interest rate of 8.5%, is secured by certain assets of the Company, and matures on March 15, 2027. There were payments of $93,985 and $12,154 to principal and interest, respectively, during the six months ended June 30, 2023. As of June 30, 2023, the note had a balance of $541,015 and accrued interest of $3,654.

On April 12, 2023, the Company entered into a secured promissory note in the principal amount of $317,415 for a purchase price of $219,676. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $2,245 through August 2023 and then monthly payments in the amount of $4,315 through July 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on July 12, 2029. There was amortization of debt discount of $3,432 and $3,432 during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the note had a balance of $223,108 net an unamortized debt discount of $94,307.

The following table details the current and long-term principal due under non-convertible notes as of June 30, 2023.

	Principal (Current)	Principal (Long Term)
GM Financial (Issued April 11, 2022)	$18,546	$37,529
Non-Convertible Note (Issued March 8, 2019)	5,000	-
Deed of Trust Note (Issued September 1, 2022)	53,712	533,957
Deed of Trust Note (Issued September 1, 2022)	53,712	533,957
Equipment Finance Note (Issued April 21, 2022)	231,120	572,800
Equipment Finance Note (Issued September 14, 2022)	993,564	1,241,955
Equipment Finance Note (Issued November 28, 2022)	251,400	1,205,994
Equipment Finance Note (Issued November 28, 2022)	254,700	1,220,420
Equipment Finance Note (Issued November 28, 2022)	260,880	1,250,060
Equipment Finance Note (Issued December 15, 2022)	254,280	1,239,625
Equipment Finance Note (Issued January 10, 2023)	408,069	771,819
Equipment Finance Note (Issued January 12, 2023)	193,620	960,070
Equipment Finance Note (Issued February 24, 2023)	287,460	880,750
Equipment Finance Note (Issued February 23, 2023)	193,620	615,680
Equipment Finance Note (Issued March 1, 2023)	169,678	371,364
Equipment Finance Note (Issued April 12, 2023)	45,570	271,845
Debt Discount	(777,333)	(2,479,851)
Total Principal of Non-Convertible Notes	$2,897,598	$9,227,974

Total principal payments due on non-convertible notes for 2023 through 2027 and thereafter is as follows:

Year ended December 31,
2023 (remaining)	$1,834,965
2024	3,677,652
2025	3,512,258
2026	2,373,804
2027	1,872,716
Thereafter	2,111,361

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2023 and December 31, 2022, the Company owed accounts payable and accrued expenses of $5,908,450 and $5,035,330, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	June 30, 2023	December 31, 2022
Accounts Payable	$2,087,383	$1,548,847
Credit Cards	308,307	206,669
Accrued Interest	1,895,040	1,708,965
Accrued Expenses	1,617,720	1,570,849
Total Accounts Payable and Accrued Expenses	$5,908,450	$5,035,330

NOTE 10 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. Additionally, there is accrued payroll for the last three days of the year ended December 31, 2022 and ten days of the quarter ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the Company owed payroll tax liabilities, including penalties, of $4,456,142 and $3,946,411, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

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

ROU assets and liabilities consist of the following:

	June 30, 2023	December 31, 2022
ROU assets – related party	$1,372,943	$2,419,338
ROU assets	511,381	590,608
Total ROU assets	1,884,324	3,009,946

Current portion of lease liabilities – related party	$1,377,913	$2,742,140
Current portion of lease liabilities	204,833	232,236
Long term lease liabilities – related party, net of current portion	83,430	-
Long term lease liabilities, net of current portion	314,008	116,262
Total lease liabilities	$1,980,184	$3,090,638

Aggregate minimum future commitments under non-cancelable operating leases and other obligations at June 30, 2023 were as follows:

Year ended December 31,
2023 (remaining)	$1,437,571
2024	272,971
2025	139,545
2026	134,476
2027	42,430
Total Minimum Lease Payments	$2,026,993
Less: Imputed Interest	$(46,809)
Present Value of Lease Payments	$1,980,184
Less: Current Portion	$(1,582,746)
Long Term Portion	$397,438

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2027. Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the three months ended June 30, 2023 and 2022 was $776,382 and $698,111, respectively. Rent expense for the six months ended June 30, 2023 and 2022 was $1,490,160 and $1,214,075, respectively. As of June 30, 2023, the leases had a weighted average remaining lease term of 1.86 years and a weighted average discount rate of 10%.

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

As of June 30, 2023 and December 31, 2022, there were 250 and 322 shares of Series Z Preferred Stock issued and outstanding.

On January 23, 2023, 72 shares of Series Z Preferred Stock were converted into 288,494 shares of common stock.

Common Stock

The Company is authorized to issue 1,200,000,000 shares of common stock, par value $0.001 per share.

During the six months ended June 30, 2023, the Company issued 288,494 shares of common stock for the conversion of 72 shares of Series Z Preferred Stock.

As of June 30, 2023 and December 31, 2022, there were 11,250,813 and 10,962,319 shares, respectively, of common stock issued and outstanding.

NOTE 14 – WARRANTS

A summary of the warrant activity for the three months ended June 30, 2023 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	9,757,710	$5.61	5.14	$635
Granted	-
Exercised	-
Canceled/Exchanged	(834)	$0.12
Outstanding at June 30, 2023	9,756,876	$5.61	3.64	$-
Exercisable at June 30, 2023	9,756,876	$5.61	3.64	$-

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$5.50	9,238,816	3.65	9,238,816
7.52	518,060	3.42	518,060
	9,756,876	3.64	9,756,876

The aggregate intrinsic value of outstanding stock warrants was $0 based on warrants with an exercise price less than the Company’s stock price of $0.76 as of June 30, 2023 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 15 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), our 2021 Equity Incentive Plan in September 2021 (the “2021 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2018 Plan, the “Prior Plans”), and our 2022 Equity Incentive Plan in November 2022 (“2022 Plan” , and together with the Prior Plans, the “Plans”). The Plans are identical, except for the number of shares reserved for issuance under each. As of June 30, 2023, the Company had granted an aggregate of 214,367 securities under the Plans since inception, with 567,300 shares available for future issuances. The Company made no grants under the plans during the three months ended June 30, 2023.

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

There were no options issued during the six months ended June 30, 2023.

A summary of the stock option activity for the six months ended June 30, 2023 as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	92,166	$148.11	4.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	-
Outstanding at June 30, 2023	92,166	$148.11	3.99	$-
Exercisable at June 30, 2023	92,166	$148.11	3.99	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$23.00-75.00	44,368	4.76	44,368
75.01-150.00	6,476	3.76	6,476
150.01-225.00	6,079	3.18	6,079
225.01-300.00	33,133	3.20	33,133
300.01-321.00	2,110	3.10	2,110
	92,166		92,166

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.76 as of June 30, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the three months ended June 30, 2023 and 2022 was $0 and $0, respectively. The fair value of all options that vested during the six months ended June 30, 2023 and 2022 was $0 and $0, respectively. Unrecognized compensation expense of $0 as of June 30, 2023 will be expensed in future periods.

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

As of June 30, 2023, the Company leases 13 scrap yard facilities by an entity controlled by the Company’s Chief Executive Officer, including the lease for the Chesapeake location described above. During the three and months ended June 30, 2023, the Company had a rent expense of $675,051 and $1,350,103, respectively to an entity controlled by the Company’s Chief Executive Officer. Further, during the three and six months ended June 30, 2023, an entity controlled by the Company’s Chief Executive Officer made an insurance down payment of $105,000 and debt payments of $189,615 on behalf of the Company. As of June 30, 2023 and December 31, 2022, the Company owed $1,925,970 and $317,781, respectively, in accrued rent and reimbursements to an entity controlled by the Company’s Chief Executive Officer. See Note 11 – Leases.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the unaudited condensed consolidated financial statements are issued.

On July 12, 2023, J. Bryan Plumlee resigned from the Company’s Board of Directors.

On July 12, 2023, the Company appointed Henry Sicignano III to its Board of Directors.

On July 3, 2023, the Company closed a bridge financing in the principal amount of $1,031,250 for a purchase price of $825,000 with certain accredited investors.

On July 28, 2023, the Company issued 1,013,500 shares of common stock to the Company’s Chief Executive Officer for the exchange of 250 shares of Series Z preferred stock. On August 1, 2023, the Company filed a Certificate of Elimination to retire the class of Series Z preferred stock.

On July 31, 2023, the Company entered into a Purchase Agreement with certain institutional investors as purchasers whereby, the Company sold, and the investors purchased, approximately $15,000,000, which consisted of approximately $13,968,750 in cash and $1,031,250 of existing debt of the Company which was exchanged for the notes and warrants issued in this offering in principal amount of senior secured convertible notes and warrants. The transaction closed on August 1, 2023. The Senior Notes were issued with an original issue discount of 16.67%, do not bear interest, unless in the event of an event of default, in which case the notes bear interest at the rate of 18% per annum until such default has been cured, and mature after 24 months, on July 31, 2025. The Company will pay to the Investors an aggregate of $1,000,000 per month beginning on the last business day of the sixth (6th) full calendar month following the issuance thereof. The Senior Notes are convertible into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a conversion price per share of $1.50, subject to adjustment under certain circumstances described in the Senior Notes. To secure its obligations thereunder and under the Purchase Agreement, the Company has granted a security interest over substantially all of its assets to the collateral agent for the benefit of the Investors, pursuant to a security agreement and a related trademark security agreement. The Company has the option to redeem the Senior Notes at a 10% redemption premium. The maturity date of the Senior Notes also may be extended by the holders under circumstances specified therein. Danny Meeks, the Company’s Chief Executive Officer, and the Company’s subsidiaries each guaranteed the Company’s obligations under the Senior Notes. The Warrants are exercisable for five (5) years to purchase an aggregate of 4,420,460 shares of Common Stock at an exercise price of $0.01, subject to adjustment under certain circumstances described in the Warrants.

From August 1 to 3, 2023, the Company retired all outstanding merchant cash advances and made a principal payment of $2,000,000 on its equipment debt.

On July 31, 2023, the Company entered into a Bill of Sale with an entity wholly-owned by Danny Meeks, the Company’s Chief Executive Officer, pursuant to which the Company agreed to purchase certain assets held by DWM in exchange for the issuance of a secured promissory note to DWM in an aggregate principal amount equal to $17,218,350.

On August 7, 2023, the Company issued 125,929 shares of common stock pursuant to its 2022 Employee Stock Option Plan.

On August 7, 2023, the Company appointed Jason Adelman to its Board of Directors.

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

In December 2022, we began offering hauling services to corporate clients. We haul sand, dirt, asphalt, metal, and other materials in a fleet of approximately 50 trucks which we own, manage, and maintain.

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

In July 2023, Greenwave commenced operation of a downstream processing system at its Kelford, NC location, enabling the Company to recover millimeter-minus pieces of metal from the Company’s automotive shred residue or, “fluff,” as it is known in the industry. Greenwave is on track to generate additional high-margin revenues of several hundred thousand dollars of revenue per month from the sale of metals recovered by the downstream system. As Greenwave continues to optimize the operation of its downstream processing system, and brings a copper extraction component online, the Company could be able to increase its recovery yields.

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

Empire is headquartered in Chesapeake, Virginia and has 144 full-time employees as of August 14, 2023.

Competitors

We compete with other metal recycling facility operators, such as Schnitzer Steel Industries, Inc. (NASDAQ:SCHN) and are focused on utilizing technology to create operating efficiencies and competitive advantages over our peers. We also compete with regional hauling companies.

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

We also provide hauling services to corporate clients, hauling sand, asphalt, metal and other materials to job sites.

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

Prices for hauling services are primarily based on the current demand and range from $85 to $120 per hour.

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

For the Three Months Ended June 30, 2023 and 2022

	For the three months ended June 30,
	2023	2022	$ Change	% Change
Revenue	$9,416,274	$10,704,151	$(1,287,877)	(12.03)%

Gross Profit	3,298,854	4,065,758	(766,904)	(18.86)%

Operating Expenses	5,389,131	5,029,513	359,618	7.15%

Loss from Operations	(2,090,277)	(963,755)	(1,126,522)	116.89%

Other Expense	(174,785)	(13,171,392)	12,996,607	(98.67)%

Net Loss	$(2,265,062)	$(14,135,147)	$11,870,085	(83.98)%

Revenues

For the three months ended June 30, 2023, we generated $9,416,274 in revenues, as compared to $10,704,151 during the same period in 2022, decrease of $1,287,877. This decrease was primarily due to a decline in metal prices. The $9,416,274 in revenue includes $41,590 in rental income, $7,124,618 in revenue generated from the sale of metal, $2,239,184 generated from hauling services, and $10,882 in miscellaneous revenue, including from the sale of gas from scrap cars.

Our cost of revenues decreased to $6,117,420 for the three months ended June 30, 2023 from $6,638,393 during the same period in 2022, a decline of $520,973, primarily due to a decline in metal prices.

Our gross profit was $3,298,854 during the three months ended June 30, 2023, a decrease of $766,904 from $4,065,758 during the same period in 2022 primarily due to the addition of a new hauling business line, whose margins were smaller than margins realized on metal in 2022. Gross margins were 35% and 38% during the six months ended June 30, 2023 and 2022, respectively

Operating Expenses

For the three months ended June 30, 2023 and 2022, our operating expenses were $5,389,131 and $5,029,513 respectively, an increase of $359,618. There was a decrease in payroll and related expenses of $94,361 as payroll and related expenses were $1,497,279 for the three months ended June 30, 2023 as compared to $1,591,640 for the same period in 2022 which was primarily the result of the Company’s Chief Executive Officer waiving his quarterly bonus. Advertising expense decreased by $33,742 to $10,329 for the three months ended June 30, 2023 as compared to $44,071 for the same period in 2022 as the Company focused on operations. Depreciation of fixed assets, along with amortization of intangible assets, increased by $409,117 to $1,350,728 for the three months ended June 30, 2023 from $941,611 in 2022 as a result of the Company acquiring more fixed assets during the fall of 2022. There were hauling and equipment maintenance costs of $569,416 during the three months ended June 30, 2023, as compared to $1,033,556 in 2022, a decrease of $464,140, due to the Company bringing hauling service in-house. Consulting, accounting, and legal expenses increased to $202,174 during the three months ended June 30, 2023 from $155,360 during the same period in 2022, an increase of $46,814 as a result of the Company working on a financing, which closed in July 2023. There was an increase in rent expenses as a result of the Company adding additional facilities, increasing $146,258 from $887,260 during the three months ended June 30, 2022 to $1,033,518 during the same period in 2023.

Our other general and administrative expenses increased to $725,687 for the three months ended June 30, 2023 from $376,015 for the same period in 2022, an increase of $349,672, as a result of the Company’s operations expanding.

The increase of these expenditures resulted in our total operating expenses increasing to $5,389,131 during the three months ended June 30, 2023 compared to $5,029,513 during the three months ended June 30, 2022, an increase of $359,618.

Loss from Operations

Our loss from operations increased by $1,126,522 to $2,090,277 during the three months ended June 30, 2023, from $963,755 during the same period in 2022.

Other Expense

During the three months ended June 30, 2023, we incurred other expenses of $(174,785), as compared to $(13,171,392) for the same period in 2022, a decrease of $12,996,607. Interest expenses and amortization of debt discount decreased to $(891,849) during the three months ended June 30, 2023 from $(13,171,392) during the three months ended June 30, 2022. There was a gain on tax credit of $717,064 during the three months ended June 30, 2023, as compared to none during the same period in 2022.

Net Loss

Our net loss was $2,265,062 during the three months ended June 30, 2023 as compared to $14,135,147 during the same period in 2022, a decrease of $11,870,085, for the reasons discussed above.

For the Six Months Ended June 30, 2023 and 2022

	For the six months ended June 30,
	2023	2022	$ Change	% Change
Revenue	$18,459,696	$20,625,389	$(2,165,693)	(10.50)%

Gross Profit	8,025,465	8,330,016	(304,551)	(3.66)%

Operating Expenses	12,050,918	9,491,466	2,559,452	26.97%

Loss from Operations	(4,025,453)	(1,161,450)	(2,864,003)	246.59%

Other Expense	(2,265,284)	(18,149,173)	15,883,889	(87.52)%

Net Loss	$(6,290,737)	$(19,310,623)	$13,019,886	(67.42)%

Revenues

For the six months ended June 30, 2023, we generated $18,459,696 in revenues, as compared to $20,625,389 during the same period in 2022, decrease of $2,165,693. This decrease was primarily due to a decline in metal prices. The $18,459,696 in revenue includes $84,380 in rental income, $14,235,643 in revenue generated from the sale of metal, $4,112,163 generated from hauling services, and $27,510 in miscellaneous revenue, including from the sale of gas from scrap cars.

Our cost of revenues decreased to $10,434,231 for the six months ended June 30, 2023 from $12,295,373 during the same period in 2022, a decline of $1,861,142, primarily due to a decline in metal prices.

Our gross profit was $8,025,465 during the six months ended June 30, 2023, a decrease of $304,551 from $8,330,016 during the same period in 2022 primarily due to the decrease in revenue.

Operating Expenses

For the six months ended June 30, 2023 and 2022, our operating expenses were $12,050,918 and $9,491,466 respectively, an increase of $2,559,452. There was an increase in payroll and related expenses of $567,098 as payroll and related expenses were $3,448,538 for the six months ended June 30, 2023 as compared to $2,881,440 for the same period in 2022 which was primarily the result of the Company expanding its workforce. Advertising expense decreased by $44,450 to $15,851 for the six months ended June 30, 2023 as compared to $60,301 for the same period in 2022 as the Company focused on operations. Depreciation of fixed assets, along with amortization of intangible assets, increased by $804,214 to $2,619,581 for the six months ended June 30, 2023 from $1,815,367 in 2022 as a result of the Company acquiring more fixed assets during the fall of 2022. There were hauling and equipment maintenance costs of $1,820,133 during the six months ended June 30, 2023, as compared to $1,833,994 in 2022, a decrease of $13,861, due to the Company bringing hauling service in-house. Consulting, accounting, and legal expenses decreased to $475,247 during the six months ended June 30, 2023 from $521,312 during the same period in 2022, a decrease of $46,065 as a result of the Company incurring costs to uplist to Nasdaq in 2022. There was an increase in rent expenses as a result of the Company adding additional facilities, increasing $294,564 from $1,762,663 during the six months ended June 30, 2022 to $2,057,227 during the same period in 2023.

Our other general and administrative expenses increased to $1,614,341 for the six months ended June 30, 2023 from $616,389 for the same period in 2022, an increase of $997,952, as a result of the Company’s operations expanding.

The increase of these expenditures resulted in our total operating expenses increasing to $12,050,918 during the six months ended June 30, 2023 compared to $9,491,466 during the six months ended June 30, 2022, an increase of $2,559,452.

Loss from Operations

Our loss from operations increased by $2,864,003 to $4,025,453 during the six months ended June 30, 2023, from $1,161,450 during the same period in 2022.

Other Expense

During the six months ended June 30, 2023, we incurred other expenses of $(2,265,284), as compared to $(18,149,173) for the same period in 2022, a decrease of $15,883,889. Interest expenses and amortization of debt discount decreased to $(3,057,353) during the six months ended June 30, 2023 from $(32,577,069) during the six months ended June 30, 2022. There was a gain on tax credit of $717,064 during the six months ended June 30, 2023, as compared to none during the same period in 2022. There was no change in the fair value of derivative liabilities during the six months ended June 30, 2023, as compared to a gain of $14,264,476 during the six months ended June 30, 2022. There was a gain on settlement of non-convertible notes and advances of $75,005 and $163,420 for the six months ended June 30, 2023 and 2022, respectively.

Net Loss

Our net loss was $6,290,737 during the six months ended June 30, 2023 as compared to $19,310,623 during the same period in 2022, a change of $13,019,886, for the reasons discussed above.

Liquidity and Capital Resources

Net cash generated by operating activities for the six months ended June 30, 2023 was $1,234,133 as compared to $566,238 for the six months ended June 30, 2022. For the six months ended June 30, 2023, the cash flows generated by operating activities were driven by a net loss of $6,290,737, amortization of right of use assets (related-party) of $1,140,331, amortization of right of use assets of $184,757, depreciation and amortization of $2,619,581, accrual of due to related parties of $1,608,189, increase of prepaid expenses of $596,646, an increase of accounts payable and accrued expenses of $503,252, a decrease in operating lease liabilities of $40,425, a decrease in operating lease liabilities (related-party) of $1,269,496, a gain on the settlement of non-convertible notes and accrued interest of $75,005, interest and amortization of debt discount of $3,057,053, a decrease in accounts receivable of $11,301, decrease in inventories of $70,037, increase in security deposit of $25,000, accrued payroll and related expenses of $179,206, and bank overdrafts of $180,337. During the six months ended June 30, 2022, cash flows generated by operating activities were driven by a net loss of $19,310,623, amortization of right of use assets (related-party) of $210,114, amortization of right of use assets of $997,027, depreciation and amortization of $1,815,367, payment of accrued rent to a related party of $122,865, increase of prepaid expenses of $70,109, decrease of security deposit of $2,437, increase of accounts payable and accrued expenses of $58,462, a change in operating lease liabilities of $1,008,459, largely offset by a gain on the settlement of convertible notes and accrued interest of $163,420, interest and amortization of debt discount of $32,577,069, change in the value of derivative liabilities of $14,264,476, increase in accounts receivable of $82,925, increases in inventories of $122,154, and a decrease in environmental remediation liabilities of $22,207.

Net cash used in investing activities was $826,422 and $2,547,323 for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, there was cash used in the purchase of equipment of $826,422. For the six months ended June 30, 2022, there was cash used in the purchase of equipment of $2,394,823, of which $152,500 was paid to a related-party.

Net cash used by financing activities was $854,564 during the six months ended June 30, 2023, as compared to cash provided by financing activities of $62,961 during the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company received $3,746,109 from the issuance of factoring advances and $1,000,000 from the issuance of non-convertible notes, while utilizing $1,301,846 in the repayment of non-convertible notes and utilizing $4,298,827 for the repayment of factoring advances. During the six months ended June 30, 2022, the Company utilized $162,039 towards payments on non-convertible notes and received $225,000 in proceeds from a non-convertible note.

Capital Resources

As of June 30, 2023, we had cash on hand of $374,951. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Required Capital over the Next Fiscal Year

As of June 30, 2023, the Company had cash of $374,951 and a working capital deficit (current liabilities in excess of current assets) of $22,364,325. The accumulated deficit as of June 30, 2023 was $368,559,752. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

In July 2023, the Company’s downstream commenced operations, enabling the Company to recover millimeter-minus pieces of metal from Greenwave’s automotive shred residue, which is on track to generate several hundred thousand dollars of additional high margin revenue per month. The Company believes it is generating positive cashflows from operating activities and may not need to raise any additional capital to continue operations. Further, the Company closed a $15 million private placement on July 31, 2023, retiring all outstanding merchant cash advances and reducing the Company’s equipment debt. Should the Company choose to raise capital, it believes it can do so through non-equity based instruments such as non-convertible notes, lines of credit, and cash advances.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2023 were not effective (at a reasonable assurance level) due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (issued in 2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon the assessments, management has concluded that as of June 30, 2023, there was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2023, the Company issued 288,494 shares of common stock upon the conversion of 72 shares of Series Z Preferred Stock.

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

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Date: August 14, 2023	By:	/s/ Danny Meeks
Danny Meeks, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Financial Officer (Principal Financial and Accounting Officer)

