Form 10-Q
period 2023-09-30
Greenwave Technology Solutions, Inc.
filed 2023-11-14
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the period ended September 30, 2023

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

(800) 966-1432

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

As of November 14, 2023, there were 16,557,083 shares of the registrant’s common stock issued and outstanding.

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

-ii-

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)

ASSETS
Current assets:
Cash	$1,449,340	$821,804
Inventories	146,701	189,646
Accounts receivable	493,128	215,256
Prepaid expenses	485,143	12,838
Total current assets	2,574,312	1,239,544

Property and equipment, net	24,470,605	13,167,535
Advance for asset	-	1,193,380
Operating lease right of use assets, net - related party	128,190	2,419,338
Operating lease right of use assets, net	226,980	590,608
Licenses, net	17,019,200	18,614,750
Customer list, net	1,791,200	1,959,125
Intellectual property, net	1,821,600	2,277,000
Security deposit	31,893	6,893

Total assets	$48,063,980	$41,468,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank overdraft	$205,719	$-
Accounts payable and accrued expenses	5,328,114	5,035,330
Accrued payroll and related expenses	4,290,199	3,946,411
Contract liabilities	25,000	25,000
Factoring, net of unamortized debt discount of $0 and $1,221,022, respectively	-	4,893,207
Non-convertible notes payable, current portion, net of unamortized debt discount of $887,343 and $500,250, respectively	2,619,147	1,820,819
Convertible notes payable, current portion, net of unamortized debt discount of $3,163,619 and $0, respectively	4,836,381
Due to related parties	1,264,433	317,781
Operating lease obligations, current portion - related party	110,430	2,742,140
Operating lease obligations, current portion	101,842	232,236
Total current liabilities	18,781,265	19,012,924

Operating lease obligations, less current portion - related party	64,890	-
Operating lease obligations, less current portion	66,294	116,262
Related party note payable	17,218,350
Convertible notes payable, net of unamortized debt discount of $3,954,524 and $0, respectively	6,045,476
Non-convertible notes payable, net of unamortized debt discount of $2,161,888 and $1,965,113, respectively	6,195,897	7,001,422
Total liabilities	48,372,172	26,130,608

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series Z, $0.001 par value, $20,000 stated value, 0 and 500 shares authorized; 0 and 322 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 15,880,742 and 10,962,319 shares issued and outstanding, respectively	15,881	10,962
Additional paid in capital	391,388,858	377,595,618
Accumulated deficit	(391,712,931)	(362,269,015)
Total stockholders’ equity	(308,192)	15,337,565

Total liabilities and stockholders’ equity	$48,063,980	$41,468,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$8,181,948	$7,347,223	$26,641,644	$27,972,612

Cost of Revenues	5,251,001	4,862,334	15,685,232	17,157,707

Gross Profit	2,930,947	2,484,889	10,956,412	10,814,905

Operating Expenses:
Advertising	395,000	9,662	410,851	69,963
Payroll and related expense	1,473,131	2,055,442	4,921,669	4,936,882
Rent, utilities and property maintenance ($337,617 and $670,938; $1,476,002 and $1,183,876, to related party)	643,550	810,786	2,700,777	2,573,449
Hauling and equipment maintenance	604,032	926,761	2,424,165	2,760,755
Depreciation and amortization expense	1,562,221	1,151,540	4,181,802	2,966,907
Consulting, accounting and legal	939,345	31,215	1,414,592	552,527
Loss on asset	9,850,850	-	9,850,850	-
Common stock issued for services	171,240	-	171,240	-
Other general and administrative expenses	777,135	793,645	2,391,476	1,410,034
Total Operating Expenses	16,416,504	5,779,051	28,467,422	15,270,517

Loss From Operations	(13,485,557)	(3,294,162)	(17,511,010)	(4,455,612)

Other Income (Expense):
Interest expense and amortization of debt discount	(3,672,861)	(688,570)	(6,730,214)	(33,265,639)
Gain on tax credit	-	-	717,064	-
Gain on lease termination	108,863	-	108,863	-
Change in fair value of derivative liabilities	-	-	-	14,264,476
Warrant expense for liquidated damages settlements	-	(7,408,681)	-	(7,408,681)
Gain on conversion of convertible notes	-	2,625,378	-	2,625,378
Gain on settlement of non-convertible notes payable and advances	557,535	188,500	632,540	351,920
Total Other Income (Expense)	(3,006,463)	(5,283,373)	(5,271,747)	(23,432,546)

Net Loss Before Income Taxes	(16,492,020)	(8,577,535)	(22,782,757)	(27,888,158)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Loss	(16,492,020)	(8,577,535)	(22,782,757)	(27,888,158)

Deemed dividend for the reduction of exercise price of warrants	(1,638,952)	-	(1,638,952)
Deemed dividend for the reduction of the conversion price of a debt note	(5,022,207)	-	(5,022,200)	-
Deemed dividend for Series Z price protection trigger upon uplisting	-	(7,237,572)	-	(7,237,572)
Deemed dividend for triggering of warrant price protection upon uplisting	-	(21,115,910)	-	(21,115,910)
Deemed dividend for repricing of certain warrants for liquidated damages waiver	-	(462,556)	-	(462,556)

Net Income (Loss) Available to Common Stockholders	$(23,153,172)	$(37,393,573)	$(29,443,909)	$(56,704,196)

Net Income (Loss) Per Common Share:
Basic	$(1.75)	$(4.30)	$(2.47)	$(9.43)
Diluted	$(1.75)	$(4.30)	$(2.47)	$(9.43)

Weighted Average Common Shares Outstanding:
Basic	13,220,232	8,696,483	11,900,762	6,012,047
Diluted	13,220,232	8,696,483	11,900,762	6,012,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Preferred Stock
	Series Z		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2022	322	$-	10,962,319	$10,962	$377,595,618	$(362,269,015)	$15,337,565
Issuance of common stock upon conversion of Series Z Preferred	(322)	-	1,301,994	$1,303	$(1,301)	-	-
Common stock issued for cash, net issuance costs	-	-	2,511,166	$2,511	$2,838,670	-	$2,841,181
Common stock issued for services rendered and to be rendered	-	-	275,929	$276	$254,172	-	$254,448
Common stock issued for the exercise of warrants for cash	-	-	679,398	$680	$7,560	-	$8,240
Common stock issued for the exercise of warrants pursuant to cashless exercise provisions	-	-	149,936	$149	$(149)	-	-
Debt discount for warrants issued in senior secured debt placement	-	-	-		$3,279,570	-	$3,279,570
Debt discount for warrants issued as commission for senior secured debt placement	-	-	-		$753,567	-	$753,567
Deemed dividend for the reduction of the conversion price of a debt note	-	-	-	-	$5,022,200	$(5,022,207)	(7)
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	$1,638,952	$(1,638,952)	-
Net loss	-	-	-	-	-	$(22,782,757)	$(22,782,757)
Balance at September 30, 2023	-	$-	15,880,742	$15,881	$391,388,758	$(391,712,931)	$(308,192)

Balance at June 30, 2023	250	$-	11,250,813	$11,251	$377,595,330	$(368,559,752)	$9,046,829
Issuance of common stock upon conversion of Series Z Preferred	(250)	-	1,013,500	$1,014	$(1,013)	-	-
Common stock issued for cash, net issuance costs	-	-	2,511,166	$2,511	$2,838,670	-	$2,841,181
Common stock issued for services rendered and to be rendered	-	-	275,929	$276	$254,172	-	$254,448
Common stock issued for the exercise of warrants for cash	-	-	679,398	$680	$7,560	-	$8,240
Common stock issued for the exercise of warrants pursuant to cashless exercise provisions	-	-	149,936	$149	$(149)	-	-
Debt discount for warrants issued in senior secured debt placement	-	-	-	-	$3,279,570	-	$3,279,570
Debt discount for warrants issued as commission for senior secured debt placement	-	-	-	-	$753,567	-	$753,567
Deemed dividend for the reduction of the conversion price of a debt note	-	-	-	-	$5,022,200	$(5,022,207)	(7)
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	$1,638,952	$(1,638,952)	-
Net loss	-	-	-	-	-	$(16,492,020)	$(16,492,020)
Balance at September 30, 2023	-	$-	15,880,742	$15,881	$391,388,758	$(391,712,931)	$(308,192)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Series Z		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2021	500	$1	3,331,916	$3,332	8,500	$8	$275,058,282	$(298,409,685)	$(23,348,062)
Issuance of common stock previously recorded as to be issued	-	-	8,500	$8	(8,500)	(8)	-	-	-
Elimination of derivative liabilities due to resolution of authorized share shortfall	-	-	-	-	-	-	$29,759,766	-	$29,759,765
Issuance of common stock upon conversion of convertible debt at uplisting	-	-	6,896,903	$6,897	-	-	$36,553,575	-	$36,560,471
Issuance of common stock upon conversion of Series Z Preferred	(117)	-	475,000	$475	-	-	$1,453,025	$(1,453,501)	-
Warrant expense for liquidated damages waiver	-	-	-	-	-	-	$7,408,681	-	$7,408,681
Deemed dividend for Series Z price protection trigger upon uplisting	-	-	-	-	-	-	$7,237,572	$(7,237,572)	-
Deemed dividend for repricing & issuance of additional warrants upon uplisting	-	-	-	-	-	-	$21,115,910	$(21,115,910)	-
Deemed dividend for repricing of certain warrants for liquidated damages waiver	-	-	-	-	-	-	$462,556	$(462,556)	-
Net loss	-	-	-	-	-	-	-	$(27,888,158)	$(27,888,158)
Balance at September 30, 2022	383	$1	10,712,319	$10,712	-	$-	$379,049,367	$(356,567,382)	$22,492,697

Balance at June 30, 2022	500	$1	3,340,416	$3,340	-	-	$304,818,048	$(317,720,309)	$(12,898,920)
Issuance of common stock upon conversion of convertible debt at uplisting	-	-	6,896,903	$6,897	-	-	$36,553,575	-	$36,560,471
Issuance of common stock upon conversion of Series Z Preferred	(117)	-	475,000	$475	-	-	$1,453,025	$(1,453,500)	-
Warrant expense for liquidated damages waiver	-	-	-	-	-	-	$7,408,681	-	$7,408,681
Deemed dividend for Series Z price protection trigger upon uplisting	-	-	-	-	-	-	$7,237,572	$(7,237,572)	-
Deemed dividend for repricing & issuance of additional warrants upon uplisting	-	-	-	-	-	-	$21,115,910	$(21,115,910)	-
Deemed dividend for repricing of certain warrants for liquidated damages waiver	-	-	-	-	-	-	$462,556	$(462,556)	-
Net loss	-	-	-	-	-	-	-	$(8,577,535)	$(8,577,535)
Balance at September 30, 2022	383	$1	10,712,319	$10,712	-	$-	$379,049,367	$(356,567,382)	$22,492,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Nine Months Ended September 30 ,
	2023	2022

Cash flows from operating activities:
Net (loss)	$(22,782,757)	$(27,888,158)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of intangible assets	4,181,802	2,790,714
Amortization of right of use assets, net - related-party	1,404,791	1,590,136
Amortization of right of use assets, net	184,757	304,349
Change in fair value of derivative liabilities	-	(14,264,476)
Interest and amortization of debt discount	6,730,214	33,265,639
Warrant expense for liquidated damages settlement	-	7,408,681
Impairments recognized on property and equipment	-	176,192
(Gain) on conversion of convertible notes payable	-	(2,625,378)
(Gain) on termination of operating lease liability	(108,863)
Loss on asset	9,850,850	-
Gain on settlement of non-convertible notes payable and accrued interest	(632,540)	(351,920)
Stock based compensation	171,239
Changes in operating assets and liabilities:
Changes in due to related party	1,018,349	(107,884)
Inventories	42,945	(336,677)
Accounts receivable	(277,871)	(672,664)
Prepaid expenses	(388,972)	(38,635)
Security deposit	(25,000)	994
Accounts payable and accrued expenses	(607,900)	(922,318)
Accrued payroll and related expenses	224,204	(69,296)
Environmental remediation	-	(22,207)
Principal payments made on operating lease liability - related-party	(1,572,248)	(304,349)
Principal payments made on operating lease liability		-
Net cash used in operating activities	(2,587,000)	(2,067,257)

Cash flows from investing activities:
Purchases of property and equipment - related party	-	(172,500)
Purchases of property and equipment	(1,660,537)	(3,511,807)
Cash received for the advance given for asset	82,769
Net cash used in investing activities	(1,577,768)	(3,684,307)

Cash flows from financing activities:
Proceeds from sale of common stock	2,841,181
Proceeds from warrant exercises	8,240
Proceeds from issuance of convertible notes	13,118,750
Proceeds from bridge financing	825,000
Bank overdrafts	205,719
Proceeds from issuance of non-convertible notes payable	1,000,000	6,162,500
Repayment of a non-convertible notes payable	(4,381,809)	(1,788,458)
Proceeds from factoring	3,746,109	-
Repayments of factoring	(12,570,886)	(12,000)
Net cash provided by financing activities	4,792,304	4,362,042

Net increase (decrease) in cash	627,536	(1,389,522)

Cash, beginning of period	821,804	2,958,293

Cash, end of period	$1,449,340	$1,568,771

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$49,296	$198,000
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of derivative liability to additional paid in capital due to elimination of authorized share shortfall	$-	$29,759,766
Increase in right of use assets and operating lease liabilities	$199,466	$2,677,544
Land purchased with deed of trust notes	$-	$1,200,000
Note proceeds for equipment purchases	$3,059,634	$590,000
Issuance of common shares previously to be issued	$-	$8
Equipment purchases in accounts payable and accrued expenses	$-	$311,805
Equipment purchases from issuance of related-party note payable	$7,367,500	$-
Deemed dividend for warrant repricing at uplisting	$-	$21,115,910
Deemed dividend for price protection trigger in Series Z Preferred at uplisting	$-	$7,237,572
Deemed dividend for repricing of certain warrants for liquidated damages waiver	$-	$462,556
Debt discount for warrants issued in senior secured debt placement	$4,033,036	$4,033,036
Deemed dividend for exercise price reduction of warrants	$1,638,952	$-
Deemed dividend for conversion price reduction of note	$5,022,200	$-
Common shares issued upon conversion of convertible notes and accrued interest	$-	$6,897
Common shares issued upon conversion of Series Z Preferred	$1,303	$475
Factoring proceeds utilized for payoff of factoring liabilities	$5,004,393	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Our condensed consolidated financial statements include the accounts of Empire Services, Inc., Empire Staffing, LLC, Liverman Metal Recycling, Inc., Scrap App, Inc. (formed September 2023 in Delaware), Greenwave Elite Sports Facility, Inc., our wholly owned subsidiaries. All intercompany transactions were eliminated during consolidation.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three and nine months ended September 30, 2023 and 2022, its cash flows for the nine months ended September 30, 2023 and 2022, and its financial position as of September 30, 2023 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2023, the Company had cash of $1,449,340 and a working capital deficit (current liabilities in excess of current assets) of $16,206,953. The accumulated deficit as of September 30, 2023 was $391,712,931. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

The Company believes it has sufficient capital to become cashflow positive from operating activities. Should the Company choose to raise capital, it believes it can do so through non-equity based instruments such as non-convertible notes, lines of credit, and cash advances.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used in the, payroll tax liabilities with interest and penalties, assumptions used in right-of-use and lease liability calculations, impairments of intangible assets acquired in business combination, estimated useful life of long-lived assets and finite life tangible assets, fair value of warrants, and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of September 30, 2023 and December 31, 2022, the uninsured balances amounted to $1,130,252 and $434,399, respectively.

Accounts Receivable

Accounts receivable represent amounts primarily due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for credit losses, are recorded at the invoiced amount and do not bear interest. The Company delivers shipments of scrap metal to customers and typically receives payment within 45 days of delivery.

The Company evaluates the collectability of its accounts receivable based on a combination of factors, including the aging of customer receivable balances, the financial condition of the Company’s customers, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. As of September 30, 2023 and December 31, 2022, the accounts receivable balances amounted to $493,128 and $215,256, respectively.

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

Commitments and Contingencies

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. See Note 13 – Commitments and Contingencies.

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

The Company realizes revenue upon the fulfillment of its performance obligations to customers. As of September 30, 2023 and December 31, 2022, the Company had a contract liability of $25,000 and $25,000, respectively, for contracts under which the customer had paid for and the Company had not yet delivered.

Inventories

Although we ship the ferrous and non-ferrous metals we purchase from suppliers multiple times per day, we do maintain inventories. We calculate the value of the inventories we do carry, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the value of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $146,701 and $189,646, respectively, as of September 30, 2023 and December 31, 2022.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $395,000 and $9,662 for the three months ended September 30, 2023 and 2022, respectively. Advertising costs were $410,851 and $69,963 for the nine months ended September 30, 2023 and 2022, respectively.

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

Issuance of Debt Instruments With Detachable Stock Purchase Warrants

Proceeds from the issuance of a debt instrument with stock purchase warrants (detachable call options) are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants are recorded as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. Such issuances generally result in a discount (or, occasionally, a reduced premium) relative to the debt instrument, which is amortized to interest expense using the effective interest rate method.

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. As of September 30, 2023 and December 31, 2022, the Company had accruals reported on the balance sheet as current liabilities of $0 and $0, respectively, as the Company had paid all civil penalties and completed all remediation activities required under the Virginia DEQ Consent Order dated June 30, 2021. See Note 13 —Commitments and Contingencies.

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

Factoring Agreements

We have entered into factoring agreements with various financial institutions to receive cash for our future revenues. These transactions are treated as a debt instrument and are accounted for as a liability because the Company makes weekly payments towards the balance and fees. We utilize factoring arrangements as an integral part of our financing for working capital. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition. As of September 30, 2023 and December 31, 2022, the Company owed $0 and $4,893,207, net debt discounts of $0 and $1,221,022, respectively for factoring advances. See “Note 9 – Advances, Non-Convertible Notes Payable.”

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

The computation of basic and diluted income (loss) per share, for the three and nine months ended September 30, 2023 and 2022 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities are as follows:

	September 30, 2023	September 30, 2022
Common shares issuable upon conversion of convertible notes	22,058,824	-
Options to purchase common shares	92,166	92,166
Warrants to purchase common shares	19,737,044	9,789,048
Common shares issuable upon conversion of preferred stock	-	1,551,989
Total potentially dilutive shares	41,888,034	11,433,153

On February 17, 2022 the Company effectuated a 1-for-300 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted and restated the weighted-average common shares included within its condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022. The basic and diluted weighted-average common shares are retroactively converted to shares of the Company’s common stock to conform to the recasted condensed consolidated statements of stockholders’ equity.

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

NOTE 4 – CONCENTRATIONS OF RISK

Accounts Receivable

The Company has a concentration of credit risk with its accounts receivable balance. Three customers individually accounted for $103,182, $125,799, and $61,961 or 21%, 26%, and 13%, respectively, of our accounts receivable at September 30, 2023. The Company has adopted (ASU) 2016-13 as of January 1, 2023 and not had a material impact on the Company’s financial statements as of September 30, 2023.

Customer Concentrations

The Company has a concentration of customers. For the three months ended September 30, 2023, three customers individually accounted for $450,603, $434,907 and $4,486,939, or approximately 6%, 5% and 55% of our revenues, respectively. For the nine months ended September 30, 2023, two customers individually accounted for $15,686,609 and $1,481,891, or approximately 59% and 6% of our revenues, respectively.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 5 – INVENTORIES

Inventories as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Processed and unprocessed scrap metal	$146,701	$189,646
Finished products	-	-
Inventories	$146,701	$189,646

NOTE 6 – PROPERTY AND EQUIPMENT

On July 31, 2023, the Company entered into a bill of sale with an entity wholly-owned by the Company’s Chief Executive Officer, pursuant to which the Company agreed to purchase certain equipment with a cost basis of $7,367,500 and a fair market value of $17,218,350. The Company has recorded the equipment on its financial statements at its cost basis. The assets included two automotive shredders and a downstream processing system with the purchase price being the fair market value as determined by an independent expert. The transaction was negotiated at arms-length. See Note 17 – Related Party Transactions.

Property and equipment as of September 30, 2023 and December 31, 2022 is summarized as follows:

	September 30, 2023	December 31, 2022
Machinery and Equipment	$18,320,457	$12,995,494
Furniture and Fixtures	6,128	6,128
Land	980,129	980,129
Buildings	724,170	724,170
Vehicles	7,063,234	20,000
Leaseholder Improvements	1,848,869	988,100
Subtotal	28,942,987	15,714,021

Less accumulated depreciation	(4,472,382)	(2,546,486)
Property and equipment, net	$24,470,605	$13,167,535

Depreciation expense for the three months ended September 30, 2023 and 2022 was $822,595 and $237,788, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $1,962,927 and $571,840, respectively. There was an impairment expense of $176,192 for both the three and nine months ended September 30, 2022. There was a loss on asset expense of $9,850,850 for both the three and nine months ended September 30, 2022.

NOTE 7 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	September 30, 2023
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated remaining useful life
Intellectual Property	$3,036,000	$(1,214,400)	$1,821,600	3.00 years
Customer List	2,239,000	(447,800)	1,791,200	8.00 years
Licenses	21,274,000	(4,254,800)	17,019,200	8.00 years
Total intangible assets, net	$26,549,000	$(5,917,000)	$20,632,000

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Carrying value	Remaining estimated useful life
Intellectual Property	$3,036,000	$(759,000)	$2,277,000	4 years
Customer List	2,239,000	(279,875)	1,959,125	9 years
Licenses	21,274,000	(2,659,250)	18,614,750	9 years
Total finite-lived intangibles	26,549,000	(3,698,125)	22,850,875
Total intangible assets, net	$26,549,000	$(3,698,125)	$22,850,875

Amortization expense for intangible assets was $739,625 and $739,625 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $2,218,875 and $2,218,875 for the nine months ended September 30, 2023 and 2022, respectively.

Total estimated amortization expense for our intangible assets for the years 2023 through 2027 is as follows:

Year ended December 31,
2023 (remaining)	739,625
2024	2,958,500
2025	2,958,500
2026	2,806,700
2027	2,351,300
Thereafter	8,817,375

NOTE 8 – FACTORING ADVANCES AND NON-CONVERTIBLE NOTES PAYABLE

Factoring Advances

On December 8, 2022, the Company entered into a revenue factoring advance in the principal amount of $3,025,000 for a purchase price of $2,500,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $60,020 through December 2023. The advance matured on December 15, 2023. There was amortization of debt discount of $0 and $492,540 during the three and nine months ended September 30, 2023. The Company made cash repayments of $695,198 and the remaining $2,149,742 balance was repaid out of the proceeds of another advance during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the revenue factoring advance had a balance of $0 and $2,352,000, net an unamortized debt discount of $0 and $492,540, respectively.

On December 8, 2022, the Company entered into a revenue factoring advance in the principal amount of $1,815,000 for a purchase price of $1,470,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $34,904 through December 2023. The advance matured on December 15, 2023. There was amortization of debt discount of $0 and $323,669 during the three and nine months ended September 30, 2023, respectively. The Company made cash repayments of $408,136 and the remaining $1,302,152 balance was repaid out of the proceeds of another advance during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the revenue factoring advance had a balance of $0 and $1,386,619 net an unamortized debt discount of $0 and $323,670, respectively.

On December 29, 2022, the Company entered into a revenue factoring advance in the principal amount of $1,474,000 for a purchase price of $1,067,000. The Company’s Chief Executive Officer is personally liable for this factoring advance. The Company is required to make weekly payments in the amount $28,346 through January 2024. The advance matures on January 4, 2024. There was amortization of debt discount of $207,876 and $404,812 during the three and nine months ended September 30, 2023, respectively. The Company made cash repayments of $1,474,000 during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the revenue factoring advance had a balance of $0 and $1,069,188 net an unamortized debt discount of $0 and $404,812, respectively.

On January 17, 2023, the Company entered into a revenue factoring advance in the principal amount of $770,000 for a purchase price of $550,000. There was an origination fee of $50,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $24,062 through June 2023. The advance matured on June 17, 2023. There was amortization of debt discount of $0 and $270,000 during the three and nine months ended September 30, 2023, respectively. The Company made cash repayments of $192,500 and the remaining balance of $548,625 was repaid out of the proceeds of another advance during the nine months ended September 30, 2023. There was a $0 and $28,875 gain on settlement of the advance during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, the revenue factoring advance had a balance of $0.

On January 17, 2023, the Company entered into a revenue factoring advance in the principal amount of $1,400,000 for a purchase price of $1,000,000. There was an origination fee of $100,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $43,750 through June 2023. The advance matured on June 17, 2023. There was amortization of debt discount of $0 and $500,000 during the three and nine months ended September 30, 2023, respectively. The Company made cash repayments of $350,000 and the remaining balance of $1,003,870 was repaid out of the proceeds of another advance during the nine months ended September 30, 2023. There was a $0 and $46,130 gain on settlement of the advance during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, the revenue factoring advance had a balance of $0.

On March 29, 2023, the Company entered into a revenue factoring advance in the principal amount of $2,902,500 for a purchase price of $2,250,000. There was an origination fee of $67,500. The proceeds of $2,182,500 were used to pay off other advances and there were no cash proceeds. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $54,764 through April 2024. The advance matured on April 24, 2024. There was amortization of debt discount of $491,129 and $652,500 during the three and nine months ended September 30, 2023, respectively. The Company made cash repayments of $2,744,950 during the nine months ended September 30, 2023. There was a gain of settlement of $157,550 and $157,550 during the three and nine months ended September 30, 2023. As of September 30, 2023, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0.

On March 29, 2023, the Company entered into a revenue factoring advance in the principal amount of $4,386,000 for a purchase price of $3,400,000. There was an origination fee of $102,000. There were cash proceeds of $476,109 and the remaining proceeds of $2,821,891 were used to pay off other advances. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $82,755 through April 2024. The advance matured on April 24, 2024. There was amortization of debt discount of $742,151 and $986,000 during the three and nine months ended September 30, 2023, respectively. The Company made cash repayments of $4,080,105 during the nine months ended September 30, 2023. There was a gain of settlement of $305,895 and $305,895 during the three and nine months ended September 30, 2023. As of September 30, 2023, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0.

On May 26, 2023, the Company entered into a revenue factoring advance in the principal amount of $917,000 for a purchase price of $700,000. There was an origination fee of $21,000. There were cash proceeds of $679,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $17,635 through May 2024. The advance matured on May 26, 2024. There was amortization of debt discount of $215,830 and $238,000 during the three and nine months ended September 30, 2023, respectively. The Company made cash repayments of $861,000 during the nine months ended September 30, 2023. There was a gain of settlement of $56,000 and $56,000 during the three and nine months ended September 30, 2023. As of September 30, 2023, the revenue factoring advance had a balance of $0. net an unamortized debt discount of $0.

On May 26, 2023, the Company entered into a revenue factoring advance in the principal amount of $393,000 for a purchase price of $300,000. There was an origination fee of $9,000. There were cash proceeds of $291,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $7,558 through May 2024. The advance matures on May 26, 2024. There was amortization of debt discount of $92,499 and $102,000 during the three and nine months ended September 30, 2023, respectively. The Company made cash repayments of $375,000 during the nine months ended September 30, 2023. There was a gain of settlement of $18,000 and $18,000 during the three and nine months ended September 30, 2023. As of September 30, 2023, the revenue factoring advance had a balance of $0 net an unamortized debt discount of $0.

On June 7, 2023, the Company entered into a revenue factoring advance in the principal amount of $1,400,000 for a purchase price of $910,000. There was an origination fee of $90,000. There were cash proceeds of $910,000 during the nine months ended September 30, 2023. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $51,785 through March 2024. The advance matured on March 7, 2024. There was amortization of debt discount of $436,333 and $490,000 during the three and nine months ended September 30, 2023, respectively. The Company made cash repayments of $1,379,910 during the nine months ended September 30, 2023. There was a gain of settlement of $20,090 and $20,090 during the three and nine months ended September 30, 2023. As of September 30, 2023, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0.

The remaining advances are for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of December 31, 2022, the Company owed $85,000 for Simple Agreements for Future Tokens.

Non-Convertible Notes Payable

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company (See Note 12 – Commitments and Contingencies). Under the terms of the Resolution Agreement, which the Company has classified as a non-convertible note, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. There was amortization of the debt discount of $0 and $3,182 during the three and nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2023, the Company made $40,000 in payments towards the Resolution Agreement. As of September 30, 2023 and December 31, 2022, the Resolution Agreement had a balance of $0 and $38,284, net an unamortized debt discount of $0 and $3,182, respectively.

On April 11, 2022, the Company entered into a vehicle financing agreement with GM Financial for the purchase of a vehicle for use by the Company’s Chief Executive Officer in the principal amount of $74,186. GM Financial financed $65,000 of the purchase price of the vehicle and the Company was required to make a $10,000 down payment. There was a $2,400 rebate applied to the purchase price. The Company is required to make 60 monthly payments of $1,236. During the nine months ended September 30, 2023, the Company made $15,848 in payments towards the financing agreement. There was amortization of debt discount of $442 and $1,326 during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023 and December 31, 2022, the financing agreement had a balance of $45,591 and $60,114, net an unamortized debt discount of $6,565 and $7,890, respectively.

On April 21, 2022, the Company entered into a secured promissory note in the principal amount of $964,470 for the financing and installation of a piece of equipment in the amount $750,000. The Company is required to make monthly payments in the amount $6,665 through October 2022 and monthly payments of $19,260 until October 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on October 21, 2026. During the nine months ended September 30, 2023, the Company made $323,597 in payments towards the note. There was amortization of debt discount of $11,741 and $35,223 during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023 and December 31, 2022, the note had a balance of $449,411 and $732,550 net an unamortized debt discount of $144,806 and $180,030, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal and interest payments of $12,421 and $27,863, respectively, during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the note had a principal balance of $583,532 and $595,954 and accrued interest of $3,014 and $3,184, respectively.

On September 1, 2022, the Company entered into an additional Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal and interest payments of $12,421 and $27,863, respectively, during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the note had a principal balance of $583,532 and $595,954 and accrued interest of $3,014 and $3,184, respectively.

On September 14, 2022, the Company entered into a secured promissory note in the principal amount of $2,980,692 for a purchase price of $2,505,000. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount $82,797 through September 2025. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on September 14, 2025. There was amortization of debt discount of $39,509 and $166,815 during the three and nine months ended September 30, 2023, respectively. There were payments of $1,240,624 towards the note during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the note had a balance of $1,264,710, and $2,386,817 net an unamortized debt discount of $309,574 and $428,281, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,539,630 for a purchase price of $1,078,502. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,410 through March 2023 and then monthly payments in the amount of $20,950 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $18,048 and $60,160 during the three and nine months ended September 30, 2023, respectively. There were payments of $356,220 during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the note had a balance of $789,060 and $1,085,120 net an unamortized debt discount of $394,350 and $454,510, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,560,090 for a purchase price of $1,092,910. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,630 through March 2023 and then monthly payments in the amount of $21,225 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $18,285 and $60,950 during the three and nine months ended September 30, 2023, respectively. There were payments of $362,553 during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the note had a balance of $798,011 and $1,099,614 net an unamortized debt discount of $399,526 and $460,476, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,597,860 for a purchase price of $1,119,334. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,860 through March 2023 and then monthly payments in the amount of $21,740 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $18,729 and $62,430 during the three and nine months ended September 30, 2023, respectively. There were payments of $371,236 during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the note had a balance of $817,396 and $1,126,201 net an unamortized debt discount of $409,229 and $471,659, respectively.

On December 15, 2022, the Company entered into a secured promissory note in the principal amount of $1,557,435 for a purchase price of $1,093,380. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,585 through March 2023 and then monthly payments in the amount of $21,190 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 15, 2029. There was amortization of debt discount of $18,302 and $57,956 during the three and nine months ended September 30, 2023, respectively. There were payments of $361,826 during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the note had a balance of $792,764 and $1,096,634 net an unamortized debt discount of $402,845 and $460,801, respectively.

On January 10, 2023, the Company entered into a secured promissory note in the principal amount of $1,245,018 for a purchase price of $1,021,500. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,365 through March 2023 and then monthly payments in the amount of $34,008 through March 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 10, 2026. There was amortization of debt discount of $17,417 and $50,122 during the three and nine months ended September 30, 2023. There were payments of $398,675 during the nine months ended September 30, 2023. As of September 30, 2023, the note had a balance of $672,948 net an unamortized debt discount of $173,396.

On January 12, 2023, the Company entered into a secured promissory note in the principal amount of $1,185,810 for a purchase price of $832,605. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $8,030 through April 2023 and then monthly payments in the amount of $16,135 through April 2028. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on April 12, 2028. There was amortization of debt discount of $16,583 and $47,352 during the three and nine months ended September 30, 2023, respectively. There were payments of $260,828 during the nine months ended September 30, 2023. As of September 30, 2023, the note had a balance of $619,130 net an unamortized debt discount of $305,853.

On February 23, 2023, the Company entered into a secured promissory note in the principal amount of $822,040 for a purchase price of $628,353. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $6,370 through June 2023 and then monthly payments in the amount of $16,595 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 23, 2027. There was amortization of debt discount of $11,026 and $26,094 during the three and nine months ended September 30, 2023, respectively. There were payments of $258,841 during the nine months ended September 30, 2023. As of September 30, 2023, the note had a balance of $395,606 net an unamortized debt discount of $167,593.

On February 24, 2023, the Company entered into a secured promissory note in the principal amount of $1,186,580 for a purchase price of $832,605. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $9,185 through June 2023 and then monthly payments in the amount of $23,955 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 24, 2027. There was amortization of debt discount of $15,915 and $34,483 during the three and nine months ended September 30, 2023, respectively. There were payments of $197,975 during the nine months ended September 30, 2023. As of September 30, 2023, the note had a balance of $743,508 net an unamortized debt discount of $245,097.

On March 1, 2023, the Company entered into a secured promissory note in the principal amount of $635,000. The note is secured by certain assets of the Company. The Company is required to make a payment in the amount of $63,500 on March 15, 2023 and then commencing on April 15, 2023, monthly payments in the amount of $14,138 through March 2027. The note bears an interest rate of 8.5%, is secured by certain assets of the Company, and matures on March 15, 2027. There were payments of $111,697 and $20,478 to principal and interest, respectively, during the nine months ended September 30, 2023. The Company assigned the remaining balance due under the note to DWM Properties, LLC, which is controlled by the Company’s Chief Executive Officer, in July 2023. As of September 30, 2023, the note had a balance of $0 and accrued interest of $0.

On April 12, 2023, the Company entered into a secured promissory note in the principal amount of $317,415 for a purchase price of $219,676. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $2,245 through August 2023 and then monthly payments in the amount of $4,315 through July 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on July 12, 2029. There were payments of $57,182 during the nine months ended September 30, 2023. There was amortization of debt discount of $3,910 and $7,341 during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, the note had a balance of $169,834 net an unamortized debt discount of $90,398.

On July 31, 2023, the Company entered into a secured promissory note with an entity controlled by the Company’s Chief Executive Officer in the principal amount of $17,218,350. The note was for the purchase of certain equipment from an entity controlled by the Company’s Chief Executive Officer and is secured by such equipment. The note is junior to the senior secured debt entered into by the Company on the same date. The note matures on July 31, 2043 and accrues interest at 7% per annum. The note requires interest-only payments until the senior secured debt is fully satisfied. The Company made payments of $0 and $198,129 towards the principal and interest, respectively, during the nine months ended September 30, 2023. As of September 30, 2023, the note had a balance of $17,218,350.

The following table details the current and long-term principal due under non-convertible notes as of September 30, 2023.

	Principal (Current)	Principal (Long Term)
GM Financial (Issued April 11, 2022)	$18,546	$33,609
Non-Convertible Note (Issued March 8, 2019)	-	5,000
Deed of Trust Note (Issued September 1, 2022)	53,712	529,820
Deed of Trust Note (Issued September 1, 2022)	53,712	529,820
Equipment Finance Note (Issued April 21, 2022)	231,120	363,098
Equipment Finance Note (Issued September 14, 2022)	993,564	580,910
Equipment Finance Note (Issued November 28, 2022)	251,400	932,010
Equipment Finance Note (Issued November 28, 2022)	254,700	942,837
Equipment Finance Note (Issued November 28, 2022)	260,880	965,744
Equipment Finance Note (Issued December 15, 2022)	254,280	941,329
Equipment Finance Note (Issued January 10, 2023)	408,096	438,247
Equipment Finance Note (Issued January 12, 2023)	193,620	731,362
Equipment Finance Note (Issued February 24, 2023)	287,460	701,145
Equipment Finance Note (Issued February 23, 2023)	193,620	369,579
Equipment Finance Note (Issued April 12, 2023)	51,780	208,453
Related-party Equipment Note (Issued July 31, 2023)	-	17,218,350
SAFTs	-	85,000
Debt Discount	(887,343)	(2,161,888)
Total Principal of Non-Convertible Notes	$2,619,147	$23,414,425

Total principal payments due on non-convertible notes for 2023 through 2027 and thereafter is as follows:

Year ended December 31,
2023 (remaining)	$876,623
2024	3,506,491
2025	3,528,100
2026	2,168,335
2027	1,820,936
Thereafter	17,362,321

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2023 and December 31, 2022, the Company owed accounts payable and accrued expenses of $5,328,114 and $5,035,330, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	September 30, 2023	December 31, 2022
Accounts Payable	$1,621,800	$1,548,847
Credit Cards	36,314	206,669
Accrued Interest	1,977,929	1,708,965
Accrued Expenses	1,692,070	1,570,849
Total Accounts Payable and Accrued Expenses	$5,328,114	$5,035,330

NOTE 10 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. Additionally, there is accrued payroll for the last three days of the year ended December 31, 2022 and ten days of the quarter ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the Company owed payroll tax liabilities, including penalties, of $4,290,199 and $3,946,411, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

On July 3, 2023, the Company closed a bridge financing in the principal amount of $1,031,250 for a purchase price of $825,000 with certain accredited investors. The bridge notes matured on July 31, 2023 and were personally guaranteed by the Company’s Chief Executive Officer. The bridge notes were exchanged into the senior secured offering which closed on July 31, 2023 and are retired.

On July 31, 2023, the Company entered into a Purchase Agreement with certain institutional investors as purchasers whereby, the Company sold, and the investors purchased, approximately $15,000,000, which consisted of approximately $13,188,750 in cash and $1,031,250 of existing debt of the Company which was exchanged for the notes and warrants issued in this offering in principal amount of senior secured convertible notes and warrants and $500,000 in notes issued as commission. The transaction closed on August 1, 2023. The Senior Notes were issued with an original issue discount of 16.67%, do not bear interest, unless in the event of an event of default, in which case the notes bear interest at the rate of 18% per annum until such default has been cured, and mature after 24 months, on July 31, 2025. The aggregate principal amount of the notes is $18,000,000. The Company will pay to the Investors an aggregate of $1,000,000 per month beginning on the last business day of the sixth (6th) full calendar month following the issuance thereof. The Senior Notes are convertible into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a conversion price per share of $1.50, subject to adjustment under certain circumstances described in the Senior Notes. There is a 125% conversion premium for any principal converted to shares of common stock. In occurrence of an event of default, until such event of default has been cured, the Holder may, at the Holder’s option, convert all, or any part of, the Conversion Amount (into shares of Common Stock at a conversion rate equal to the quotient of (x) the Redemption Premium of the Conversion Amount, divided by (y) the greater of (A) 90% of the lowest VWAP of the Common Stock for the three (3) Trading Days immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, and (B) the lesser of (1) 80% of the VWAP of the Common Stock as of the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, and (2) 80% of the price computed as the quotient of (x) the sum of the VWAPs of the Common Stock for each of the three (3) Trading Days with the lowest VWAP of the Common Stock during the fifteen (15) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, divided by (y) three (3) and (II) the floor price of $0.196. To secure its obligations thereunder and under the Purchase Agreement, the Company has granted a security interest over substantially all of its assets to the collateral agent for the benefit of the Investors, pursuant to a security agreement and a related trademark security agreement. The Company has the option to redeem the Senior Notes at a 10% redemption premium. There is a 125% change in control redemption premium. The maturity date of the Senior Notes also may be extended by the holders under circumstances specified therein. Danny Meeks, the Company’s Chief Executive Officer, and the Company’s subsidiaries each guaranteed the Company’s obligations under the Senior Notes. In the event of default, the Company shall immediately pay to the Holder an amount in cash representing (i) all outstanding Principal and accrued and unpaid late charges on such principal, multiplied by (ii) the Redemption Premium, in addition to any and all other amounts due hereunder, without the requirement for any notice or demand or other action by the holder or any other person or entity, provided that the Holder may, in its sole discretion, waive such right to receive payment upon a bankruptcy event of default.  The Warrants are exercisable for five years to purchase an aggregate of 4,420,460 shares of Common Stock at an exercise price of $0.01, subject to adjustment under certain circumstances described in the Warrants. There were an additional 866,441 warrants issued at an exercise price of $1.50 per share for a period of five years as commission for the offering, The Company credited additional paid in capital $3,279,570 and $753,567 for a debt discount for the fair value of warrants issued in its senior secured debt offering and the warrants issued as commission for its senior secured debt offering, respectively. Further, there was a $3,850,000 debt discount created for the offering costs and original issuance discount on the Senior Notes.

The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.60% to 149.08%, (3) risk-free interest rate of 4.18%, and (4) expected life of 5.01 years.

On August 21, 2023, as a result of the Company’s registered direct offering, the conversion price of the Senior Notes was reduced from $1.50 to $1.02 per share. The Company credited additional paid in capital $5,022,200 for a deemed dividend for the triggering of certain price protection provisions in its senior secured debt. During the nine months ended September 30, 2023, the Company credited additional paid in capital $5,022,200 for a deemed dividend for the triggering of certain price protection provisions in its senior secured debt. The Company estimated the fair value of the deemed dividend using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.60%, (3) risk-free interest rate of 4.70%, and (4) expected life of 2.95 years.

As of September 30, 2023, the Senior Notes has a principal balance of $10,881,857, net a debt discount of $7,118,143.

As of September 30, 2023, the current and non-current portions of the note are $4,836,381 and $6,045,476, net unamortized debt discounts of $3,163,619 and $3,954,524, respectively.

NOTE 12 – LEASES

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

Upon effectiveness of the acquisition of Empire on October 1, 2021, the Company assumed $3,492,531 in ROU assets and $3,650,358 in lease liabilities for the leasing of scrap metal yards from an entity controlled by the Company’s Chief Executive Officer. Under the terms of the leases, Empire was required to pay an aggregate of $145,821 per month from January to March 2022. On April 1, 2022, the Company entered into amendments to the leases for its Kelford and Carrolton yards, increasing the monthly rent payments by an aggregate of $50,000 per month for use of an automotive shredder and downstream processing system, respectively, being installed on those properties. The Company is required to pay $199,821 per month in rent for these facilities from April to December 2022 and increasing by 3% on January 1st of every year thereafter. On September 1, 2022, the Company terminated the lease for its Portsmouth yard on account of the Company purchasing the land underlying the lease, reducing the lease payment by $11,200 per month. The leases expire on January 1, 2024 and the Company has two options to extend the leases by 5 years per option. In the event the Company does not exercise the options, the leases will continue on a month-to-month basis. The Company cannot sublease any of the properties under the lease agreements. The Company is leasing the properties on a month-to-month basis and is expected to purchase the land underlying the scrap yards in December 2023.

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

On October 11, 2021, Empire entered into leasing agreements with a company owned by the Chief Executive Officer of Empire for the leasing of the Company’s Virginia Beach metal recycling location. Under the terms of the leases, Empire is required to pay $9,677 for the prorated first month and $15,000 per month for the facilities beginning November 1, 2021 and increasing by 3% on January 1st of every year thereafter. The leases expire on January 1, 2024 and the Company has two options to extend the leases by 5 years per option. In the event the Company does not exercise the options, the leases will continue on a month-to-month basis. The Company cannot sublease any of the properties under the lease agreements. The Company is leasing the property on a month-to-month basis and is expected to purchase the land underlying the scrap yard in December 2023.

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

Effective February 1, 2022, the Company entered into an office space/land lease agreement with an entity owned by the Chief Executive Officer of Greenwave for the leasing of the Company’s Fairmont metal scrap yard located at 406 Sandy Street, Fairmont, NC 28340. Under the terms of the lease, the Company is required to pay $8,000 per month for the facility beginning February 1, 2022 and increasing by 3% on January 1, 2023. The lease expires on January 1, 2024 and the Company has two options to extend the lease by 5 years per option. The Company also has the option to extend the term of the lease for an additional year for the next 5 years upon the same terms and conditions. In the event the Company does not exercise the options, the lease will continue on a month-to-month basis. The Company cannot sublease the property under the lease agreement. The Company is leasing the property on a month-to-month basis and is expected to purchase the land underlying the scrap yard in December 2023.

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

The Company is leasing the properties underlying its metal recycling facilities on a month-to-month basis and is expected to purchase the land in December 2023. Upon termination of the leases the right of use assets and lease liabilities were derecognized and a gain on termination of $108,863 was recognized.

ROU assets and liabilities consist of the following:

	September 30, 2023	December 31, 2022
ROU assets – related party	$128,190	$2,419,338
ROU assets	226,980	590,608
Total ROU assets	355,170	3,009,946

Current portion of lease liabilities – related party	$110,430	$2,742,140
Current portion of lease liabilities	101,842	232,236
Long term lease liabilities – related party, net of current portion	64,890	-
Long term lease liabilities, net of current portion	66,294	116,262
Total lease liabilities	$343,456	$3,090,638

Aggregate minimum future commitments under non-cancellable operating leases and other obligations at September 30, 2023 were as follows:

Year ended December 31,
2023 (remaining)	$55,734
2024	200,971
2025	67,545
2026	50,476
2027	14,430
Total Minimum Lease Payments	$389,156
Less: Imputed Interest	$(44,980)
Present Value of Lease Payments	$343,456
Less: Current Portion	$(212,272)
Long Term Portion	$131,184

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2027. Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the three months ended September 30, 2023 and 2022 was $485,540 and $696,643, respectively. Rent expense for the nine months ended September 30, 2023 and 2022 was $1,975,700 and $1,894,485, respectively. As of September 30, 2023, the leases had a weighted average remaining lease term of 3 years and a weighted average discount rate of 10%.

NOTE 13 – COMMITMENTS AND CONTINGENCES

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

NOTE 14 – STOCKHOLDERS’ EQUITY

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

As of September 30, 2023 and December 31, 2022, there were 0 and 322 shares of Series Z Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 1,200,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended September 30, 2023, the Company issued 1,301,994 shares of common stock for the conversion and exchange of 322 shares of Series Z Preferred Stock.

During the nine months ended September 30, 2023, the Company issued 275,929 shares of common stock with a fair market value of $254,448 for services rendered and to be rendered under the Company’s employee stock option plan.

During the nine months ended September 30, 2023, the Company issued 679,398 shares of common stock for the exercise of warrants for cash proceeds of $8,240.

During the nine months ended September 30, 2023, the Company issued 149,486 shares of common stock for the cashless exercise of 151,867 warrants.

During the nine months ended September 30, 2023, the Company issued 2,511,166 shares of common stock for the sale of common stock for proceeds of $2,841,181, net offering costs of $348,000.

As of September 30, 2023 and December 31, 2022, there were 15,880,742 and 10,962,319 shares, respectively, of common stock issued and outstanding.

Additional Paid in Capital

During the nine months ended September 30, 2023, the Company credited additional paid in capital $3,279,570 for a debt discount for the fair value of warrants issued in its senior secured debt offering. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.60% to 149.08%, (3) risk-free interest rate of 4.18%, and (4) expected life of 5.01 years.

During the nine months ended September 30, 2023, the Company credited additional paid in capital $753,567 for a debt discount for the fair value of warrants issued as commission for its senior secured debt offering. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.60% to 149.08%, (3) risk-free interest rate of 4.18%, and (4) expected life of 5.01 years.

During the nine months ended September 30, 2023, the Company credited additional paid in capital $5,022,200 for a deemed dividend for the triggering of certain price protection provisions in its senior secured debt. The Company estimated the fair value of the deemed dividend using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.60%, (3) risk-free interest rate of 4.70%, and (4) expected life of 2.95 years.

During the nine months ended September 30, 2023, the Company credited additional paid in capital $1,638,952 for a deemed dividend for the reduction in the exercise price of certain warrants. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.60% to 149.08%, (3) risk-free interest rate of 4.18% to 4.70% to 1.15%, and (4) expected life of 3.34 to 5.01 years.

NOTE 15 – WARRANTS

On July 31, 2023, the Company entered into a letter agreement with the holders of common stock purchase warrants to purchase an aggregate of 9,756,876 shares of Common Stock (the “2021 and 2022 Warrants”) issued to the Holders pursuant to that certain Securities Purchase Agreement, dated as of November 29, 2021, by and among the Company and the Holders, and issued to the Holders pursuant to that certain Waiver Agreement, dated as of September 13, 2022, pursuant to which the Company agreed, subject to receipt of approval from the Company’s stockholders, to reduce the exercise price of the 2021 and 2022 Warrants from $7.52 and $5.50 per share to $1.50 per share, subject to adjustment as set forth in the Warrant Repricing Agreement. Holders of a majority of the shares of common stock approved the repricing on October 13, 2023. The Company recorded a deemed divided of $1,307,574 for the reduction in the exercise price of the 2021 and 2022 Warrants.

On July 31, 2023, the Company realized a debt discount of $3,279,570 for the fair market value of warrants issued in its senior secured debt offering.

During the nine months ended September 30, 2023, the Company credited additional paid in capital $753,567 for a debt discount for the fair value of warrants issued as commission for its senior secured debt offering.

On August 21, 2023, upon the closing of a registered direct offering, the exercise price of the 2021 and 2022 Warrants and warrants issued as commission for the Company’s July 2023 senior secured debt offering was reduced to $1.02, subject to receipt of approval from the Company’s stockholders. Holders of a majority of the shares of common stock approved the repricing on October 13, 2023. The Company realized a deemed divided of $331,018 for the reduction in the exercise price of the 2021 and 2022 Warrants as well as the July 2023 Commission Warrants.

A summary of the warrant activity for the nine months ended September 30, 2023 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	9,757,710	$5.61	5.14	$635
Granted	10,811,433	$1.02
Exercised	(831,265)	$0.01
Cancelled/Exchanged	(834)	$0.12
Outstanding at September 30, 2023	19,737,044	$1.01	4.27	$2,404,759
Exercisable at September 30, 2023	19,737,044	$1.01	4.27	$2,404,759

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.01	3,589,192	4.84	3,589,192
1.02	15,645,619	4.12	15,645,619
1.28	502,233	4.90	502,233
	19,737,044	4.27	19,737,044

The aggregate intrinsic value of outstanding stock warrants was $2,404,759 based on warrants with an exercise price less than the Company’s stock price of $0.68 as of September 30, 2023 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 16 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), our 2021 Equity Incentive Plan in September 2021 (“2021 Plan”), our 2022 Equity Incentive Plan in November 2022, and our 2023 Equity Incentive Plan in October 2023 (“2023 Plan”, and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2017 Plan, 2018 Plan, 2021 Plan, and 2022 Plan, the “Plans”). The Plans are identical, except for the number of shares reserved for issuance under each. As of September 30, 2023, the Company had granted an aggregate of 490,296 securities under the Plans since inception, with 891,361 shares available for future issuances.

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

There were no options issued during the nine months ended September 30, 2023.

A summary of the stock option activity for the nine months ended September 30, 2023 as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	92,166	$148.11	4.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	-
Outstanding at September 30, 2023	92,166	$148.11	3.74	$-
Exercisable at September 30, 2023	92,166	$148.11	3.74	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$23.00-75.00	44,368	4.51	44,368
75.01-150.00	6,476	3.51	6,476
150.01-225.00	6,079	2.87	6,079
225.01-300.00	33,133	2.95	33,133
300.01-321.00	2,110	2.85	2,110
	92,166		92,166

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.68 as of September 30, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the three months ended September 30, 2023 and 2022 was $0 and $0, respectively. The fair value of all options that vested during the nine months ended September 30, 2023 and 2022 was $0 and $0, respectively. Unrecognized compensation expense of $0 as of September 30, 2023 will be expensed in future periods.

NOTE 17 – RELATED PARTY TRANSACTIONS

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

From January 1 to July 31, 2023, the Company leased 13 scrap yard facilities and equipment from an entity controlled by the Company’s Chief Executive Officer, including the lease for the Chesapeake location described above. During the three and nine months ended September 30, 2023, the Company had a rent expense of $337,617 and $1,476,002, respectively to an entity controlled by the Company’s Chief Executive Officer. Further, during the nine months ended September 30, 2023, an entity controlled by the Company’s Chief Executive Officer made an insurance down payment of $105,000 and debt payments of $189,615 on behalf of the Company. As of September 30, 2023 and December 31, 2022, the Company owed $1,264,433 and $317,781, respectively, in accrued rent and reimbursements to an entity controlled by the Company’s Chief Executive Officer. See Note 12 – Leases.

On July 28, 2023, the Company issued 1,013,500 shares of common stock to the Company’s Chief Executive Officer for the exchange of 250 shares of Series Z preferred stock.

On July 31, 2023, the Company entered into a Bill of Sale (the “Bill of Sale”) with DWM Properties LLC (“DWM”), an entity wholly-owned by Danny Meeks, the Company’s Chief Executive Officer, pursuant to which the Company agreed to purchase certain assets held by DWM in exchange for the issuance of a secured promissory note to DWM (the “DWM Note”) in an aggregate principal amount equal to $17,218,350. The assets included two automotive shredders and a downstream processing system with a cost basis of $7,367,500 and a fair market value of $17,218,350. The Company has recorded the equipment on its financial statements at its cost basis. The equipment was purchased in 2022. The transaction was negotiated at arms-length. The DWM Note bears interest at a rate of 7% per annum and matures on the twentieth (20th) anniversary of the issuance thereof. Interest on the DWM Note is payable on the first business day of each calendar month, provided that commencing on the first business day of the calendar month following the date on which no Senior Notes remain outstanding, the Company shall pay to DWM equal payments of interest and principal until the DWM Note is repaid in its entirety.

Since August 1, 2023, the Company has been renting the land underlying 13 scrap yards from an entity controlled by the Company’s Chief Executive Officer, including the lease for the Chesapeake location described above, for an aggregate rent of $54,970 per month. The Company expects to purchase the land underlying the scrap yards from the entity controlled by the Company’s Chief Executive Officer in an arms-length transaction in December 2023.

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the unaudited condensed consolidated financial statements are issued.

From October 1 to November 8, 2023, the Company issued 211,553 shares for the cashless exercise of 215,214 warrants.

From October 1 to November 8, 2023, the Company issued 464,788 shares for the cash exercise of warrants for proceeds of $4,648.

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

We operate an automotive shredder at our Kelford, North Carolina location and a second automotive shredder at our Carrollton, Virginia is expected to come online in the fourth quarter of 2023. Our shredders are designed to produce a denser product and, in concert with advanced separation equipment, more refined recycled ferrous metals, which are more valuable as they require less processing to produce recycled steel products. In totality, this process reduces large metal objects like auto bodies into baseball-sized pieces of shredded recycled metal.

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

Empire is headquartered in Chesapeake, Virginia and has 145 full-time employees as of November 7, 2023.

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

For the Three Months Ended September 30, 2023 and 2022

	For the three months ended September 30,
	2023	2022	$ Change	% Change
Revenue	$8,181,948	$7,347,223	$834,725	11.36%

Gross Profit	2,930,947	2,484,889	466,058	17.95%

Operating Expenses	16,416,504	5,779,051	10,637,453	184.07%

Loss from Operations	(13,485,557)	(3,294,162)	10,191,395	309.38%

Other Expense	(3,006,463)	(5,283,373)	2,276,910	(43.10)%

Net Loss	$(23,153,172)	$(37,393,573)	$14,240,401	(38.08)%

Revenues

For the three months ended September 30, 2023, we generated $8,181,948 in revenues, as compared to $7,347,223 during the same period in 2022, an increase of $834,725. This increase was primarily due to an increase in hauling revenue offset by a decline in metal prices. The $8,181,948 in revenue includes $35,660 in rental income, $5,495,255 in revenue generated from the sale of metal, and $2,651,033 generated from hauling services.

Our cost of revenues increased to $5,251,001 for the three months ended September 30, 2023 from $4,862,334 during the same period in 2022, an increase of $388,667, primarily due to the cost of hauling revenue.

Our gross profit was $2,930,947 during the three months ended September 30, 2023, an increase of $466,058 from $2,484,889 during the same period in 2022 primarily due to the addition of a new hauling business line, whose margins were higher than margins realized on metal in 2022. Gross margins were 36% and 34% during the three months ended September 30, 2023 and 2022, respectively

Operating Expenses

For the three months ended September 30, 2023 and 2022, our operating expenses were $16,416,504 and $5,779,051 respectively, an increase of $10,637,453. There was a decrease in payroll and related expenses of $582,311 as payroll and related expenses were $1,473,131 for the three months ended September 30, 2023 as compared to $2,055,442 for the same period in 2022 which was primarily the result of the Company’s Chief Executive Officer waiving his quarterly bonus. Advertising expense increased by $385,338 to $395,000 for the three months ended September 30, 2023 as compared to $9,662 for the same period in 2022 as the Company began advertising its scrap yards and commenced an investor relations campaign. Depreciation of fixed assets, along with amortization of intangible assets, increased by $410,681 to $1,562,221 for the three months ended September 30, 2023 from $1,151,540 in 2022 as the Company continued to depreciate its fixed assets. There were hauling and equipment maintenance costs of $604,032 during the three months ended September 30, 2023, as compared to $926,761 in 2022, a decrease of $322,729, due to the Company bringing hauling service in-house. Consulting, accounting, and legal expenses increased to $939,345 during the three months ended September 30, 2023 from $31,215 during the same period in 2022, an increase of $908,130 as a result of the Company working on financing, which closed in the summer 2023. There was a decrease in rent expenses as a result of the Company purchasing equipment previously leased to the Company, decreasing $167,236 from $810,786 during the three months ended September 30, 2022 to $643,550 during the same period in 2023. Lastly, the Company incurred a common stock issued for services expense of $171,240 during the three months ended September 30, 2023, as compared to $0 in the same period in 2022, as the result of the Company paying certain consultants in equity. There was loss on asset of $9,850,850 during the three months ended September 30, 2022 as compared to none during the same period in 2023 reflecting the difference between the fair market value and cost basis of equipment.

Our other general and administrative expenses decreased to $777,135 for the three months ended September 30, 2023 from $793,645 for the same period in 2022, a decrease of $16,510, as a result of the Company’s cutting certain overhead expenses.

The increase of these expenditures resulted in our total operating expenses increasing to $16,416,504 during the three months ended September 30, 2023 compared to $5,779,051 during the three months ended September 30, 2022, an increase of $10,637,453.

Loss from Operations

Our loss from operations increased by $10,191,395 to $13,485,557 during the three months ended September 30, 2023, from $3,294,162 during the same period in 2022.

Other Expense

During the three months ended September 30, 2023, we incurred other expenses of $(3,006,463), as compared to $(5,283,373) for the same period in 2022, a decrease of $2,276,910. Interest expenses and amortization of debt discount increased to $(3,672,861) during the three months ended September 30, 2023 from $(688,570) during the three months ended September 30, 2022. There was a gain on termination of leases of $108,863 during the three months ended September 30, 2023, as compared to none during the same period in 2022. There was a warrant expense for liquidated damages settlement of $(7,408,681) during the three months ended September 30, 2022 as compared to none in the same period in 2023. Gain on the settlement of debt increased to $557,535 during the three months ended September 30, 2023 from $188,500 during the same period in 2022. There was a gain on the conversion of debt of $2,625,378 during the three months ended September 30, 2022 as compared to none during the same period in 2023.

Net Loss Available to Common Stockholders

Our net loss available to common stockholders was $23,153,172 during the three months ended September 30, 2023 as compared to $37,393,573 during the same period in 2022, a decrease of $14,240,401, for the reasons discussed above.

For the Nine Months Ended September 30, 2023 and 2022

	For the nine months ended September 30,
	2023	2022	$ Change	% Change
Revenue	$26,641,644	$27,972,612	$(1,330,968)	(4.76)%

Gross Profit	10,956,412	10,814,905	141,507	1.31%

Operating Expenses	28,467,422	15,270,517	13,196,905	86.42%

Loss from Operations	(17,511,010)	(4,455,612)	(13,055,398)	293.01%

Other Expense	(5,271,747)	(23,432,546)	18,160,799	(77.50)%

Net Loss	$(29,443,909)	$(56,704,196)	$27,260,287	(48.07)%

Revenues

For the nine months ended September 30, 2023, we generated $26,641,644 in revenues, as compared to $27,972,612 during the same period in 2022, decrease of $1,330,968. This decrease was primarily due to a decline in metal prices. The $26,629,327 in revenue includes $120,040 in rental income, $19,730,898 in revenue generated from the sale of metal, $6,763,184 generated from hauling services, and $27,510 in miscellaneous revenue, including from the sale of gas from scrap cars.

Our cost of revenues decreased to $15,685,232 for the nine months ended September 30, 2023 from $17,157,707 during the same period in 2022, a decline of $1,472,475, primarily due to a decline in metal prices.

Our gross profit was $10,956,412 during the nine months ended September 30, 2023, an increase of $141,507 from $10,814,905 during the same period in 2022 primarily due to the decrease in revenue. Gross margins were 41% and 39% during the nine months ended September 30, 2023 and 2022, respectively

Operating Expenses

For the nine months ended September 30, 2023 and 2022, our operating expenses were $28,467,422 and $15,270,517 respectively, an increase of $13,196,905. There was a decrease in payroll and related expenses of $15,213 as payroll and related expenses were $4,921,669 for the nine months ended September 30, 2023 as compared to $4,936,882 for the same period in 2022 which was primarily the result of the Company expanding its workforce, offset by the Company’s Chief Executive Officer waiving his bonuses. Advertising expense increased by $340,888 to $410,851 for the nine months ended September 30, 2023 as compared to $69,963 for the same period in 2022 as the Company began to advertise its facilities and commenced an investor relations campaign. Depreciation of fixed assets, along with amortization of intangible assets, increased by $1,214,895 to $4,181,802 for the nine months ended September 30, 2023 from $2,966,907 in 2022 as a result of the Company acquiring more fixed assets. There were hauling and equipment maintenance costs of $2,424,165 during the nine months ended September 30, 2023, as compared to $2,760,755 in 2022, a decrease of $336,590, due to the Company bringing hauling service in-house. Consulting, accounting, and legal expenses increased to $1,414,592 during the nine months ended September 30, 2023 from $552,527 during the same period in 2022, an increase of $862,065 as a result of the Company incurring costs for financings in the summer of 2023. There was an increase in rent expenses as a result of the Company adding additional facilities, increasing $127,328 from $2,573,449 during the nine months ended September 30, 2022 to $2,700,777 during the same period in 2023. Lastly, the Company incurred a common stock issued for services expense of $171,240 during the nine months ended September 30, 2023, as compared to $0 in the same period in 2022, as the result of the Company paying certain consultants in equity. There was loss on asset of $9,850,850 during the nine months ended September 30, 2022 as compared to none during the same period in 2023 reflecting the difference between the fair market value and cost basis of equipment.

Our other general and administrative expenses increased to $2,391,476 for the nine months ended September 30, 2023 from $1,410,034 for the same period in 2022, an increase of $981,442, as a result of the Company’s operations expanding.

The increase of these expenditures resulted in our total operating expenses increasing to $28,467,422 during the nine months ended September 30, 2023 compared to $15,270,517 during the nine months ended September 30, 2022, an increase of $13,196,905.

Loss from Operations

Our loss from operations increased by $17,511,010 to $13,055,398 during the nine months ended September 30, 2023, from $4,455,612 during the same period in 2022.

Other Expense

During the nine months ended September 30, 2023, we incurred other expenses of $(5,271,747), as compared to $(23,432,546) for the same period in 2022, a decrease of $18,160,799. Interest expenses and amortization of debt discount decreased to $(6,730,071) during the nine months ended September 30, 2023 from $(33,265,639) during the nine months ended September 30, 2022. There was a gain on tax credit of $717,064 during the nine months ended September 30, 2023, as compared to none during the same period in 2022. There was no change in the fair value of derivative liabilities during the nine months ended September 30, 2023, as compared to a gain of $14,264,476 during the nine months ended September 30, 2022. There was a gain on settlement of non-convertible notes and advances of $632,540 and $351,920 for the nine months ended September 30, 2023 and 2022, respectively. There was a gain on termination of leases of $108,863 during the nine months ended September 30, 2023, as compared to none during the same period in 2022. There was a warrant expense for liquidated damages settlement of $(7,408,681) during the nine months ended September 30, 2022 as compared to none in the same period in 2023. There was a gain on the conversion of debt of $2,625,378 during the nine months ended September 30, 2022 as compared to none during the same period in 2023.

Net Loss Available to Common Stockholders

Our net loss available to common stockholders was $29,443,909 during the nine months ended September 30, 2023 as compared to $56,704,196 during the same period in 2022, a change of $27,260,287, for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2023 was $2,587,000 as compared to $2,067,257 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the cash flows used in operating activities were driven by a net loss of $22,782,757, amortization of right of use assets, net -related party of $1,404,791, amortization of right of use assets of $184,757, loss on asset of $9,850,850, depreciation and amortization of $4,181,802, accrual of due to related parties of $1,018,349 increase of prepaid expenses of $388,972, an increase of accounts payable and accrued expenses of $607,900 a decrease in operating lease liabilities of 1,572,248, a gain on the settlement of non-convertible notes and accrued interest of $632,540, interest and amortization of debt discount of $6,730,214, an increase in accounts receivable of $277,871, increase in inventories of $42,945, increase in security deposit of $25,000, and accrued payroll and related expenses of $224,204.During the nine months ended September 30, 2022, cash flows used in operating activities were driven by a net loss of $27,888,158, amortization of right of use assets (related-party) of $1,590,136, amortization of right of use assets of $304,349, depreciation and amortization of $2,790,714, payment of accrued rent to a related party of $107,884, increase of prepaid expenses of $38,635, decrease of security deposit of $994, increase of accounts payable and accrued expenses of $922,318, a change in operating lease liabilities of $304,349, largely offset by a gain on the settlement of non-convertible notes and accrued interest of $351,920, interest and amortization of debt discount of $33,265,639, change in the value of derivative liabilities of $14,264,476, increase in accounts receivable of $672,664, increases in inventories of $336,677, and a decrease in environmental remediation liabilities of $22,207.

Net cash used in investing activities was $1,577,768 and $3,684,307 for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, there was cash used in the purchase of equipment of $1,660,537 and cash received for advance of asset of $82,769. For the nine months ended September 30, 2022, there was cash used in the purchase of equipment of $3,684,307, of which $172,500 was paid to a related-party.

Net cash generated by financing activities was $4,792,304 during the nine months ended September 30, 2023, as compared to cash provided by financing activities of $4,362,042 during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company received $3,746,109 from the issuance of factoring advances, $1,000,000 from the issuance of non-convertible notes, $13,118,750 from the sale of convertible notes, $825,000 from bridge financing, $205,719 from bank overdrafts, $2,841,181 from the sale of common stock, and $8,240 from the cash exercise of warrants, while utilizing $4,381,809 in the repayment of non-convertible notes and utilizing $12,570,886 for the repayment of factoring advances. During the nine months ended September 30, 2022, the Company utilized $1,788,458 and $12,000 towards payments on non-convertible notes and advances, respectively, while receiving $6,162,500 in proceeds from non-convertible notes

Capital Resources

As of September 30, 2023, we had cash on hand of $1,449,340. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Required Capital over the Next Fiscal Year

As of September 30, 2023, the Company had cash of $1,449,340 and a working capital deficit (current liabilities in excess of current assets) of $16,206,953. The accumulated deficit as of September 30, 2023 was $391,213,316. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

The Company believes it has sufficient capital to become cashflow positive from operating activities. Should the Company choose to raise capital, it believes it can do so through non-equity based instruments such as non-convertible notes, lines of credit, and cash advances.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2023 were not effective (at a reasonable assurance level) due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (issued in 2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon the assessments, management has concluded that as of September 30, 2023, there was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As disclosed in Note 13 – Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters and there have been no material developments since December 31, 2022 with respect to our legal proceedings, except as described in Note 13 – Commitments and Contingencies. The disclosures set forth in Note 13 – Commitments and Contingencies relating to certain legal matters are incorporated herein by reference.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item 1A. Please see the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023 as amended on April 13, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2023, the Company issued 1,301,994 shares of common stock for the conversion and exchange of 322 shares of Series Z Preferred Stock.

During the nine months ended September 30, 2023, the Company issued 275,929 shares of common stock with a fair market value of $254,447.58 for services rendered and to be rendered under the Company’s employee stock option plan.

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

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Date: November 14, 2023	By:	/s/ Danny Meeks
Danny Meeks, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Financial Officer (Principal Financial and Accounting Officer)

