Form 10-K
period 2023-12-31
Greenwave Technology Solutions, Inc.
filed 2024-04-16
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(800) 490-5020

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $6,590,157 as of June 30, 2023.

The number of shares of Registrant’s common stock outstanding was 44,065,475 as of April 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for our 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2023
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

ITEM 1. BUSINESS

Overview

We were formed in April 26, 2013 as a technology platform developer under the name MassRoots, Inc. In October 2021, we changed our corporate name from “MassRoots, Inc.” to “Greenwave Technology Solutions, Inc.” We sold all of our social media assets on October 28, 2021 for cash consideration equal to $10,000 and has discontinued all operations related to our social media business. On September 30, 2021, we closed our acquisition of Empire Services, Inc. (“Empire”), which operates 14 metal recycling facilities in Virginia, North Carolina, and Ohio. The acquisition was effective October 1, 2021 upon the effectiveness of the Certificate of Merger in Virginia.

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

We operate an automotive shredder at our Kelford, North Carolina location and a second automotive shredder at our Carrollton, Virginia location is expected to come online in the second quarter of 2024. Our shredders are designed to produce a denser product and, in concert with advanced separation equipment, more refined recycled ferrous metals, which are more valuable as they require less processing to produce recycled steel products. In totality, this process reduces large metal objects like auto bodies into baseball-sized pieces of shredded recycled metal.

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

Empire is headquartered in Chesapeake, Virginia and employs 131 people as of April 15, 2024.

Background

We were incorporated in the state of Delaware on April 26, 2013 as a technology platform. Our principal executive office is located at 4016 Raintree Rd, Ste 300, Chesapeake, VA 23321, and our telephone number is (800) 490-5020.

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

Products and Services

Our main product is selling ferrous metal, which is used in the recycling and production of finished steel. It is categorized into heavy melting steel, plate and structural, and shredded scrap, with various grades of each of those categorizations based on the content, size and consistency of the metal. All of these attributes affect the metal’s value.

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

Now that strong foundational systems are in place, management has begun to repurpose Greenwave’s technology platform that was developed from 2013 to 2020 into a marketing and CRM platform for scrap metal yards. This system will enable each facility to:

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

There are few companies developing technology solutions for the scrap metal industry and we believe that by utilizing our experience and assets on this highly-profitable but often overlooked industry, we can create significant value for our shareholders.

Competition

We compete with several large, well-financed recyclers of scrap metal, steel mills which own their own scrap metal processing operations, and with smaller metal recycling companies. Demand for metal products is sensitive to global economic conditions, the relative value of the U.S. dollar, and availability of material alternatives, including recycled metal substitutes. Prices for recycled metal are also influenced by tariffs, quotas, and other import restrictions, and by licensing and government requirements.

We aim to create a competitive advantage through our ability to process significant volumes of metal products and utilize the technology solutions, our use of processing and separation equipment, the number and location of our facilities, and the operating synergies we have been able to develop based on our experience.

Recent Developments

On March 29, 2024, the Company entered into an exchange agreement with DWM Properties LLC (the “Holder”), whereby the Company and Holder agreed to exchange $10,000,000 of that certain Secured Promissory Note, dated July 31, 2023, issued by the Company to the Holder for shares of the Company’s newly created Series D Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible into the Company’s common stock at $0.204 per share, subject to adjustment as set forth therein, except the Preferred Stock is not convertible until such time as the currently outstanding senior secured indebtedness of the Company has been satisfied in full. In addition, the Company has the right to redeem the Preferred Stock in cash or shares of its Common Stock. The Preferred Stock has a stated value of $10,000 per share, has no voting rights, and does not bear dividends.

On March 18, 2024, the Company extended warrant exercise inducement offer letters (the “Inducement Letters”) to the holders (the “Holders”) of its existing warrants to purchase shares of the Company’s common stock (the “Existing Warrants”), pursuant to which the Holders can exercise for cash their Existing Warrants to purchase an aggregate of up to 16,147,852 shares of the Company’s common stock, in the aggregate, at an exercise price of $0.204 per share, in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) on the terms described below, to purchase up to 32,295,704 shares of the Company’s common stock (the “Inducement Warrant Shares”). If Holders exercise all their Existing Warrants for cash, the Company would receive aggregate gross proceeds of approximately $3,294,161. Holders of Existing Warrants must return the Inducement Letter along with exercising all or part of the Existing Warrants on or before 5:00 p.m. Eastern Time on March 26, 2024 (the “Final Closing Date”) to receive the Inducement Warrants.

From March 18 to March 26, 2024, the Company issued 13,772,394 shares for the exercise of warrants for proceeds of $2,809,568. The Company issued 27,544,788 Inducement Warrants to the existing warrant holders who exercised during the inducement period. For more information, see the Company’s current report on Form 8-K filed on March 18, 2024.

From January 1 to March 20, 2024, the Company issued 10,864,690 shares for the conversion of convertible debt in the principal amount of $2,066,740. The shares underlying the debt were covered by a registration statement on Form S-3 (File No. 333-274293) declared effective by the U.S. Securities Exchange Commission on September 12, 2023.

From January 1 to March 17, 2024, the Company issued 2,258,088 shares for the exercise of warrants for proceeds of $22,581.

On March 15, 2024, the Company entered into leasing agreements for a scrap yard located at 3030 E 55th Street, Cleveland, OH 44127. Under the terms of the lease, the Company is required to pay $17,000 from March 1, 2024 to February 28, 2025; $23,000 from March 1, 2025 to February 28, 2026; $23,000 from March 1, 2026 to February 28, 2027; $23,000 from March 1, 2027 to February 28, 2028; and increasing by the greater of 3% and the CPI every 12 months thereafter until the expiration of the lease. The lease is for a period of five years, include two options to extend for five years each, and the Company was required to make a security deposit of $17,000. The Company has the option to purchase the property for $3,277,000 until February 28, 2024.

Intellectual Property

None.

Employees and Human Capital Resources

Greenwave has 131 full-time employees as of April 15, 2024.

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

Risk Factors Summary

Risks Relating to Our Business and Industry

●	We operate in industries that are cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results, financial condition and cash flows.
●	Changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions may adversely affect our operating results, financial condition and cash flows.
●	Changes in the availability or price of inputs such as raw materials and end-of-life vehicles could reduce our sales.
●	Significant decreases in scrap metal prices may adversely impact our operating results.
●	Imbalances in supply and demand conditions in the global steel industry may reduce demand for our products.
●	Impairment of long-lived assets and equity investments may adversely affect our operating results.
●	We may be unable to renew facility leases, thus restricting our ability to operate.
●	Increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products.
●	Equipment upgrades, equipment failures and facility damage may lead to production curtailments or shutdowns.
●	We are subject to legal proceedings and legal compliance risks that may adversely impact our financial condition, results of operations and liquidity.
●	Climate change may adversely impact our facilities and our ongoing operations.
●	Catastrophic events may disrupt our business and impair our ability to provide our platform to clients and consumers, resulting in costs for remediation, client and consumer dissatisfaction, and other business or financial losses.
●	We depend on a small number of suppliers for the materials necessary to run our business. The loss of these suppliers, or their failure to supply us with these materials, would materially and adversely affect our business.
●	We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2023 and 2022 revenues.
●	We have a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations.
●	We are highly dependent on the services of key executives, the loss of whom could materially harm our business and our strategic direction. If we lose key management or significant personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.
●	We may need to obtain additional financing to fund our operations.
●	Our independent registered accounting firm has expressed concerns about our ability to continue as a going concern.
●	In the past we have experienced material weaknesses in our internal control over financial reporting, which if continued, could impair our financial condition.

Risks Relating to Government Laws and Regulations

●	Tax increases and changes in tax rules may adversely affect our financial results.
●	We may not realize our deferred tax assets in the future.
●	Environmental compliance costs and potential environmental liabilities may have a material adverse effect on our financial condition and results of operations.
●	Governmental agencies may refuse to grant or renew our licenses and permits, thus restricting our ability to operate.
●	Compliance with existing and future climate change and greenhouse gas emission laws and regulations may adversely impact our operating results.

Risks Relating to Intellectual Property

●	We may not be able to protect our intellectual property rights throughout the world.
●	We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and the outcome might have an adverse effect on the success of our business.
●	We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Risks Related to our Common Stock

●	The market price of our common stock may be volatile and adversely affected by several factors.
●	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.
●	We are a “smaller reporting company” within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our common stock could be less attractive to investors.
●	We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.
●	You could lose some or all of your investment.
●	Our management controls a large block of our common stock that will allow them to control us.
●	Because we can issue additional shares of Common Stock, purchasers of our Common Stock may incur immediate dilution and experience further dilution.
●	Provisions in our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and Delaware law might discourage, delay or prevent a change in control of our Company or changes in our management and, therefore, depress the market price of our Common Stock.
●	If securities or industry research analysts do not publish research or reports about our business, or if they issue unfavorable or misleading opinions regarding common stock, the market price and trading volume of our Common Stock could decline.
●	Future sales and issuances of our Common Stock or rights to purchase our Common Stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
●	We have broad discretion in the use of the net proceeds from our public offerings and may not use them effectively.
●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
●	As a newly Nasdaq-listed company, we will incur material increased costs and become subject to additional regulations and requirements.

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

We lease a significant portion of our facilities. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on same or commercially reasonable terms, if not at all. Failure to renew these leases or timely find suitable alternative locations for our facilities may impact our ability to continue operations within certain geographic areas, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We spend substantial resources ensuring that we comply with domestic and foreign regulations, contractual obligations and other legal standards. Notwithstanding this, we are subject to a variety of legal proceedings and compliance risks in respect of various matters, including regulatory, safety, environmental, employment, transportation, intellectual property, contractual, import/export, international trade and governmental matters that arise in the course of our business and in our industry. An outcome in an unusual or significant legal proceeding or compliance investigation in excess of insurance recoveries could adversely affect our financial condition and results of operations. For information regarding our current significant legal proceedings and contingencies, see “Legal Proceedings” in Part I, Item 3 and “Contingencies – Other” within Note 11 – Commitments and Contingencies in the notes to the financial statements.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2023 and 2022 revenues.

We currently derive a significant portion of our revenues from three large corporate customers. For the fiscal year ended December 31, 2023, two certain large customers individually accounted for $20,716,044 and $2,001,847 or approximately 58.08% and 5.61% of our revenues, respectively. For the fiscal year ended December 31, 2022, three certain large customers individually accounted for $17,962,176, $5,332,834, and $4,301,328, or approximately 53%, 16%, and 13% of our revenues, respectively.

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

As reported in Item 9A of this Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 and 2022 due to material weaknesses regarding our controls and procedures. The Company did not have sufficient segregation of duties to support its internal control over financial reporting. Due to our small size and limited resources, segregation of all conflicting duties has not always been possible and may not be economically feasible in the near term; however, we do expect to hire additional accounting personnel in the near future. We have and do endeavor to take appropriate and reasonable steps to make improvements to remediate these deficiencies. If we have continued material weaknesses in our internal financial reporting, our financial condition could be impaired or we may have to restate our financials, which could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the success of our business.

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

Our operations use, handle and generate hazardous substances. In addition, previous operations by others at facilities that we currently or formerly owned, operated or otherwise used may have caused contamination from hazardous substances. As a result, we are exposed to possible claims, including government fines and penalties, costs for investigation and clean-up activities, claims for natural resources damages and claims by third parties for personal injury and property damage, under environmental laws and regulations, especially for the remediation of waterways and soil or groundwater contamination. These laws can impose liability for the cleanup of hazardous substances even if the owner or operator was neither aware of nor responsible for the release of the hazardous substances. We have, in the past, been found not to be in compliance with certain of these laws and regulations, and have incurred liabilities, expenditures, fines and penalties associated with such violations. Environmental compliance costs and potential environmental liabilities could have a material adverse effect on our financial condition, results of operations and cash flows. See “Contingencies – Environmental” in Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

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

We may also face claims that our use of technology licensed or otherwise obtained from a third party infringes the rights of others, under such case we may not be allowed to continue using such technology and selling our inventories containing such technology. In such cases, we may seek indemnification from our licensors/suppliers under our contracts with them. However, indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors. In addition, we may have to find substitute to keep using similar technology to our products, which may be time-consuming and costly, if not impossible, upon such period our sales or manufacture of certain products may be negatively influenced.

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

As of April 12, 2024, members of our management team beneficially own approximately 8.18% of our outstanding common stock.

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

We are authorized to issue up to 1,200,000,000 shares of Common Stock, of which 44,000,718 shares of Common Stock are issued and outstanding as of April 9, 2024. Our Board of Directors has the authority to cause us to issue additional shares of Common Stock without consent of any of stockholders. Consequently, our stockholders may experience further dilution in their ownership of our stock in the future, which could have an adverse effect on the trading market for our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risks are a growing threat to us and other businesses, including our ERP and other third-party providers, which are vulnerable to cyberattacks, malware, and other system failures that may result in unauthorized access, damage, and other harms to our business or reputation. Protecting the confidentiality, integrity, and availability of our business information, intellectual property, customer, patient and employee data, and technology systems is critical to our business and operations, ability to comply with regulatory requirements, and reputation.

Accordingly, Cybersecurity is an important and integrated part of the Company’s enterprise risk management function that identifies, monitors, and mitigates business, operational, and legal risks.

Accordingly, we have established Cybersecurity standards, policies, and operating procedures, for the purpose of implementing information protection processes and technologies; carrying out Cybersecurity risk detection, identification, assessment, response, and monitoring; assigning responsibility within our organization for risk detection and oversight; implementing Cybersecurity training; governing internal communications regarding Cybersecurity risks; and making required public and regulatory disclosures regarding Cybersecurity threats and incidents. We oversee risks from Cybersecurity threats associated with our use of third-party service providers by requiring our vendors to agree that they have and will maintain appropriate Cybersecurity controls, such as through standard contractual provisions, and by coordinating with key vendors with respect to integration with our systems. Our Cybersecurity risk management program is based on the National Institute of Standards and Technology (“NIST”) framework.

Key components of our Cybersecurity risk management program include the use of third-party service providers, as appropriate, to assess, test, or otherwise assist with aspects of our security processes. For example, we employed a third-party cyber risk consultant to assess our overall Cybersecurity risk framework against NIST standards. We have also engaged third-party experts to perform penetration testing of our IT systems, and we have considered the results of such tests to enhance our Cybersecurity systems and controls, as appropriate.

Our management, including leaders from our IT, information security, legal, and compliance teams, is responsible for implementing our Cybersecurity standards, policies, and operating procedures, under the ultimate oversight of our Chief Financial Officer. We regularly discuss and assess Cybersecurity risks.

Our Audit Committee assists our Board in overseeing Cybersecurity risk management and the integrity of our information technology systems, processes, and data. Periodically, the Audit Committee reviews and discusses with management, and, in its discretion, third party vendors or other external experts, the adequacy of security for our information technology systems, processes, and data; our incident response and contingency plans in the event of a breakdown or security breach affecting the security of our information technology systems or data or the information technology systems, processes, and data of our clients; and any new threats or incidents that have or may impact us. The Audit Committee receives reports on the operation of such programs from the Chief Financial Officer as appropriate. The Audit Committee also reviews management reports regarding the evolving threat environment, vulnerability assessments, and specific Cybersecurity incidents. Periodically, the Audit Committee reports on Cybersecurity matters, incidents, and risk oversight to the Board.

Although we have not experienced a cyberattack or other Cybersecurity incident that has materially affected us, we cannot guarantee that we will not experience Cybersecurity incidents that may have a material effect on us in the future. We may not be able to protect our systems and networks, or the confidentiality of our confidential or other information (including personal information), from cyberattacks and other unauthorizedaccess, disclosure, and disruption.

ITEM 2. PROPERTIES

We lease our scrap yards located at: 22097 Brewers Neck Blvd., Carrollton, VA 23314; 1576 Millpond Rd., Elizabeth City, NC 27909, 130 Courtland Rd., Emporia, VA 23847; 623 Highway 903 N., Greenville, NC 27834; 8952 Richmond Rd., Toano, VA 23168; 945 NC 11N, Kelford, NC 27805; 1100 E Princess Anne Rd, Norfolk, VA 23504; 277 Suburban Drive, Suffolk, VA 23434; 9922 Hwy 17 S., Vanceboro, NC 28586;1040 Oceana Blvd, Virginia Beach, VA 23454; 406 Sandy Street, Fairmont, NC 28340, from DWM Properties, LLC, which is controlled by the Company’s Chief Executive Officer, on a month-to-month basis for an aggregate of $54,970 per month.

We lease office space at 505 Crawford Street, Portsmouth, VA 23704 for $1,185 per month. The lease expired on March 31, 2024.

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

We lease the property located at 101 Freeman Ave, Chesapeake, VA 23324 as a yard for our truck fleet from DWM Properties, LLC, which is controlled by the Company’s Chief Executive Officer, on a month-to-month basis for $9,000 per month. The lease expires on January 1, 2025 and the Company has two options to extend the lease by 5 years per option. The Company also has the option to extend the term of the lease for an additional year for the next 5 years upon the same terms and conditions. In the event the Company does not exercise the options, the lease will continue on a month-to-month basis. The Company cannot sublease the property under the lease agreement.

On March 15, 2024, the Company entered into leasing agreements for a scrap yard located at 3030 E 55th Street, Cleveland, OH 44127. Under the terms of the lease, the Company is required to pay $17,000 from March 1, 2024 to February 28, 2025; $23,000 from March 1, 2025 to February 28, 2026; $23,000 from March 1, 2026 to February 28, 2027; $23,000 from March 1, 2027 to February 28, 2028; and increasing by the greater of 3% and the CPI every 12 months thereafter until the expiration of the lease. The lease is for a period of five years, include two options to extend for five years each, and the Company was required to make a security deposit of $17,000. The Company has the option to purchase the property for $3,277,000 until February 28, 2024.

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

	2024
	High	Low
First Quarter	$1.03	$0.115
Second Quarter	$0.17	$0.119

	2023
	High	Low
First Quarter	$1.54	$0.77
Second Quarter	$1.04	$0.75
Third Quarter	$1.12	$0.58
Fourth Quarter	$0.69	$0.391

	2022
	High	Low
First Quarter	$14.40	$3.2
Second Quarter	$8.25	$3.92
Third Quarter	$8.05	$1.59
Fourth Quarter	$1.80	$0.78

The last reported sale price of Common Stock as of April 15, 2024 on Nasdaq was $0.1177 per share.

Holders

As of April 15, 2024, there were 131 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our Common Stock is Equity Stock Transfer, located at 237 W. 37th St. #602, New York, NY 10018.

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

Recent Sales of Unregistered Securities

From March 18 to March 26, 2024, the Company issued 13,772,394 shares for the exercise of warrants for proceeds of $2,809,568. The Company issued 27,544,788 Inducement Warrants to the existing warrant holders who exercised during the inducement period.

On March 29, 2024, the Company entered into an exchange agreement with DWM Properties LLC (the “Holder”), whereby the Company and Holder agreed to exchange $10,000,000 of that certain Secured Promissory Note, dated July 31, 2023, issued by the Company to the Holder for shares of the Company’s newly created Series D Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible into the Company’s common stock at $0.204 per share, subject to adjustment as set forth therein, except the Preferred Stock is not convertible until such time as the currently outstanding senior secured indebtedness of the Company has been satisfied in full. In addition, the Company has the right to redeem the Preferred Stock in cash or shares of its Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	92,166	$148.11	891,371
Equity compensation plans not approved by security holders	—	—	—
Total	92,166	$148.11	891,371

(1)	Includes the 2014 Stock Incentive Plan, 2015 Stock Incentive Plan, 2016 Stock Incentive Plan, 2017 Equity Incentive Plan, 2018 Equity Incentive Plan, 2021 Equity Incentive Plan, 2022 Equity Incentive Plan, and the 2023 Equity Incentive Plan.

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

Empire is headquartered in Chesapeake, Virginia and has 131 full-time employees as of April 15, 2024.

Competitors

We compete with other metal recycling facility operators, such as Radius Recycling (f/k/a Schnitzer Steel Industries), and are focused on utilizing technology to create operating efficiencies and competitive advantages over our peers.

Results of Operations For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	For the Fiscal Year ended
	31-Dec-23	31-Dec-22	$ Change	%Change
Revenues	$35,667,982	$33,978,425	$1,689,557	4.97%

Gross Profit	14,483,403	12,440,853	2,042,550	16.42%

Operating Expenses	33,998,165	23,323,774	10,674,391	45.77%

Loss from Operations	(19,514,762)	(10,882,92 1)	(8,631,841)	79.32%

Other Income (Expense)	(7,421,228)	(24,160,368)	16,739,140	(69.28)%

Net Income (Loss) Available to Common Stockholders	$(33,597,142)	$(63,859,328)	$30,262,186	(47.39)%

Revenues

For the year ended December 31, 2023, we generated $35,667,982 in revenues, as compared to $33,978,425 for the year ended December 31, 2022, an increase of $1,689,557. This increase was driven by hauling revenues growing to $10,156,938 for the year ended December 31, 2023 from $338,687 for the year ended December 31, 2022, an increase of $9,818,251 attributable to an increase in the number of clients as well as an increase in the number of trucks operated by the Company. Metal revenues decreased from $33,386,586 for the year ended December 31, 2022 to $25,350,883 for the year ended December 31, 2023, a decrease of $8,035,703 due to a decline in commodity prices. There was other revenue, compromised rental income for the Portsmouth Blvd property, of $132,640 and other income for $27,522 for the year ended December 31, 2023, as compared to $48,813 and $204,339 for the same period in 2022, a decline of $92,990.

Cost of revenues

Our cost of revenues decreased to $21,184,579 for the year ended December 31, 2023 from $21,537,572 during the same period in 2022, a decline of $352,993 due to lower metal prices, offset by an increase in hauling costs. Hauling costs increased to $4,996,871 for the year ended December 31, 2023 from $77,437 during the same period in 2022, an increase of $4,919,434, due to an increased truck fleet. Metal costs declined from $20,936,102 during the year ended December 31, 2022 to $16,154,529 during the same period in 2022, a decrease of $4,781,573 due to a decline in commodity prices. There was cost of revenue of $33,179 for the year ended December 31, 2023, comprised mostly of sand, compared to $524,033 during the same period in 2022, a decrease of $490,854.

Gross profit

Our gross profit was $14,483,403 during the year ended December 31, 2023 as compared to $12,440,853 during the same period in 2022, an increase of $2,042,550, due to healthier margins in both hauling and scrap metal. Our gross margins increased to 41% during the year ended December 31, 2023 from 37% during the same period in 2022 due to more an emphasis on operational efficiency. Gross profit on hauling grew from $261,250 during the year ended December 31, 2022, a margin of 77.14% to $5,160,067 during the same period in 2023, a margin of 50.80%, an increase of $4,898,817. Gross profit on metal fell to $9,196,354 during the year ended December 31, 2023, or 36.28%, from $12,450,484 during the same period in 2022, or 37.29%, a decline of $3,254,130

Operating Expenses

For the years ended December 31, 2023 and 2022, our operating expenses were $33,998,165 and $23,323,774, respectively, an increase of $10,674,391. This increase was mainly attributed to the increase in our hauling fleet, which significantly expanded our operations, number of employees, and internal systems, along with a one-time loss on asset charge. There was a decrease in payroll and related expenses of $356,295 as payroll and related expenses were $6,634,800 for 2023 as compared to $6,991,095 for the same period in 2022, which was the result of the Company’s Chief Executive Officer waiving his quarterly bonuses. Advertising expense increased by $330,201 to $414,194 for 2023 as compared to $83,993 for 2022 as the Company focused its resources on its scrap metal operations. Depreciation and amortization of intangible assets increased by $1,753,476 to $5,814,880 for 2023 from $4,061,404 in 2022 as a result of the Company acquiring additional fixed assets. There were hauling and equipment maintenance costs of $2,898,202 in 2023, as compared to $3,378,452 in 2022, a decrease of $480,250, due to the Company recognizing more of these expenses as cost of revenue. Consulting, accounting, and legal expenses increased to $1,713,613 during the year ended December 31, 2023 from $897,981 during the same period in 2022, an increase of $815,632 due to the Company conducting capital raises. There was a loss on asset of $10,048,308 during the year ended December 31, 2023 as compared to $0 during the same period in 2022, an increase of $10,048,308. There was a decrease in rent expenses as a result of new leases and termination of existing leases, declining $362,032 from $3,464,516 during the year ended December 31, 2022 to $3,102,484 during the same period in 2023. There was common stock issued for services of $171,239 during the year ended December 31, 2023 as compared to $0 during the same period in 2022, an increase of $171,239. There were impairments of goodwill of $0 during the year ended December 31, 2023, as compared to $2,499,753 during the same period in 2022, a decrease of $2,499,753.

Our other general and administrative expenses increased to $3,200,445 for the year ended December 31, 2023 from $1,946,580 for the year ended December 31, 2022, an increase of $1,253,865, as a result of the Company’s operations expanding.

The increase of these expenditures resulted in our total operating expenses increasing to $33,998,165 during the year ended December 31, 2023 compared to $23,323,774 during the year ended December 31, 2022, an increase of $10,674,391.

Loss from Operations

Our loss from operations increased $8,631,841 to $19,514,762 during the year ended December 31, 2023, from $10,882,921 during the year ended December 31, 2022.

Other Income (Expense)

During the year ended December 31, 2023, we incurred other expenses of $7,421,228, as compared to $24,160,368 for the year ended December 31, 2022, a decrease of $16,739,140. There was a gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash of $632,540 and $516,920 for the years ended December 31, 2023 and 2022, respectively. We did not realize any gain or loss on the conversion of convertible Notes during the year ended December 31, 2023 while we realized a $2,625,378 gain on the conversion of convertible notes during in the same period in 2022. In addition, interest expense increased to $(8,897,267) during fiscal year 2023 as compared to $(34,079,230) during fiscal year 2022. We did not have a warrant expense for a liquidated damages settlement during the year ended December 31, 2023, while we incurred an expense of $7,408,681 for the same during the year ended December 31, 2022. There was neither a gain nor loss in the fair value of derivative liabilities during the year ended December 31, 2023, as compared to a gain of $14,264,476 during the same period in 2022. There was other gain of $17,572 during the year ended December 31, 2023, as compared to other loss of $(79,231) during the year ended December 31, 2022. There was gain on lease termination of $108,863 during the year ended December 31, 2023 as compared to $0 during the same period in 2022. Lastly, there was a gain on tax credit of $717,064 during the year ended December 31, 2023 as compared to $0 during the same period in 2022.

Net Loss available to common stockholders

Our net loss available to shareholders decreased by $30,262,186 to $33,597,142 during the year ended December 31, 2023, from $63,859,328 during the year ended December 31, 2022.

Liquidity and Capital Resources

Net cash used in operating activities for the years ended December 31, 2023 and 2022 was $1,833,310 and $2,609,173, respectively.

Cash flows used in operations in 2023 were impacted by depreciation of $2,856,380, amortization of intangible assets of $2,958,500, loss on asset – related party of $9,850,850, loss on assets of $197,458 amortization of right of use assets net of $392,050, amortization of right of use assets-related party net of $1,250,218, interest and amortization of debt discount of $8,897,267, a gain on the settlement of notes payable and factoring advances of $632,540, an increase in due to a related party of $1,824,318, an increase in accounts receivable of $431,155, stock compensation of $171,239, a decrease in inventories of $10,782, a decrease in prepaid expenses of $200,590, an decrease in security deposit of $25,000, gain on deferred revenue of $25,000, gain on lease termination of $108,863 an increase in accounts payable of $856,151 an decrease in payroll wages payable of $614,271, and a decrease in lease liability of $1,619,790. Cash flows used in operations in 2022 were impacted by depreciation of $875,809, amortization of intangible assets of $2,958,500, amortization of right of use assets of $227,185, amortization of right of use assets (related-party) of $2,390,991, impairments on goodwill of $2,499,753, a gain in the fair value of derivative liabilities of $14,264,476, interest and amortization of debt discount of $32,340,565, a gain on the settlement of notes payable and factoring advances of $516,920, a warrant expense for liquidated damages settlement of $7,408,681, an increase in rent due to a related party of $194,916, an increase in accounts receivable of $215,256, a decrease in inventories of $191,356, a decrease in prepaid expenses of $12,838, an increase in security deposits of $3,306, an increase in payroll wages payable of $1,702,145, an decrease in accounts payable of $1,738,665, a decrease in lease liability of $65,030, a decrease in lease liability (related-party) of $2,369,038, gain on settlement of convertible and non-convertible notes payable and accrued interest for cash for $2,625,378, and a decrease in environmental remediation liabilities of $22,207.

Net cash used by investing activities was $1,678,176 and $5,936,027 for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, there was cash used in the purchase of equipment of $1,760,945 and cash received for the advance of asset of $82,769. For the year ended December 31, 2022, there was cash used in the purchase of equipment of $5,936,027.

Net cash provided by financing activities for the year ended December 31, 2023 and 2022 was $4,235,841 and $6,408,711, respectively. During the year ended December 31, 2023, there were proceeds from non-convertible notes of $1,000,000, proceeds from convertible notes of $13,118,750, proceeds from the sale of common stock of $2,841,181, proceeds from warrant exercises of $15,511 proceeds from bridge financing of $825,000, proceeds from bank overdrafts of $118,763, and proceeds of $3,746,109 from factoring advances, offset by repayments of $4,858,587 towards non-convertible notes and repayments of $12,570,886 towards factoring advances. During the year ended December 31, 2022, there were proceeds from non-convertible notes of $2,725,000 and proceeds of $6,518,310 from factoring advances, offset by repayments of $220,000 towards non-convertible notes, repayments of $221,500 towards notes, repayments of advances of $12,000 and $2,381,099 towards factoring advances.

Capital Resources

As of December 31, 2023, we had cash on hand of $1,546,159. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Fundraising

During the year ended December 31, 2023, the Company received proceeds of $825,000, $3,746,109, $13,118,750, $2,841,181 and $1,000,000 from the issuance of bridge notes, factoring advances, convertible notes, sale of common stock, and non-convertible notes, respectively.

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

Going Concern and Management’s Liquidity Plans

As of December 31, 2023, the Company had cash of $1,546,159 and a working capital deficit (current liabilities in excess of current assets) of $(20,579,715). During the year ended December 31, 2023, the net cash used in operating activities was $(1,833,310). The accumulated deficit as of December 31, 2023 was $(395,866,157). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

During the year ended December 31, 2023, the Company received proceeds of $825,000, $1,000,000, $13,118,750, $2,841,181, and $3,746,109 from the issuance of bridge notes, non-convertible notes, convertible notes, sale of common stock, and factoring advances, respectively.

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

Recent Accounting Pronouncements

On January 1, 2020, The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to Off-Balance Sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments and leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write down on available for sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

None of the goodwill is deductible for income tax purposes. During the fiscal years ended December 31, 2023 and 2022, the Company recorded $0 and $2,499,753 in impairment expense related to goodwill, respectively. As of December 31, 2023 and 2022, the carrying value of goodwill was $0 and $0, respectively.

Intangible: Intangible assets with finite useful lives consist of tradenames, licenses and customer relationships and are amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During the fiscal years ended December 31, 2023 and 2022, the Company recorded $0 and $2,499,753 in impairment expense related to intangibles and goodwill and $2,958,500 and $2,958,500 in amortization of intangible assets, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2023 were not effective (at a reasonable assurance level) due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (issued in 2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon the assessments, management has concluded that as of December 31, 2023, there was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders.

Pay Versus Performance

In August 2022, the SEC adopted final rules to require companies to disclose information about the relationship between executive compensation actually paid and certain financial performance of the company. The information below is provided pursuant to Item 402(v) of SEC Regulation S-K with respect to “smaller reporting companies” as that term is defined in Item 10(f)(1) of SEC Regulation S-K.

(a) Year	(b) Summary Comp Table Total for PEO ($)(1)	(c) Comp. Actually Paid to PEO ($)(2)	(d) Average Summary Comp. Table for Non-PEO NEOs ($)(3)	(e) Average Comp. Actually Paid to Non-PEO NEOs ($)(4)	(f) Value of Initial Fixed $100 Investment Based On Total Shareholder Return ($)(5)	(g) Net Income ($)(6)
2021	$650,605	$650,605	$24,167	$24,167	$783.33	$2,776,027
2022	$1,950,000	$1,950,000	$62,942	$62,942	$48.94	$(63,859,328)
2023	$750,000	$750,000	$136,633	$136,633	$31.39	$(33,597,142)

(1)	The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Meeks (Chief Executive Officer) from October 2021 to December 2023, along with Mr. Dietrich from January to September 2021, for each corresponding year, in the “Total” column of the Summary Compensation Table. See “Executive Compensation - Summary Compensation Table.
(2)	The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Meeks and Mr. Dietrich as computed in accordance with Item 402(v)(2)(iii) of SEC Regulation S-K, which prescribes certain specified additions and subtractions from the amount in column (b). In accordance with the requirements of Item 401(v)(2)(iii) of Regulation S-K, there were no adjustments required to be made to Mr. Meeks’ and Mr. Dietrich total compensation for each year to determine the compensation actually paid. As of December 31, 2023 and 2022, Mr. Meeks was owed $1,200,000 and $950,000 in accrued bonuses, respectively.
(3)	The dollar amounts reported in column (d) represent the average amounts reported for the Company’s named executive officers as a group (excluding Mr. Meeks and Mr. Dietrich except from October to November 2021 and after April 2023) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the named executive officers (excluding Mr. Meeks and Mr. Dietrich except from October to November 2021 and after April 2023) included for purposes of calculating the average amounts in each applicable year are as follows: (a) Mr. Dietrich from October to November 2021 and April to December 2023; (b) Mr. Jordan from April to September 2022; and (c) Mrs. Sickles from September 2022 to April 2023
(4)	The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the named executive officers as a group (excluding Mr. Meeks and Mr. Dietrich except from October to November 2021 and after April 2023) as computed in accordance with Item 402(v)(2)(iii) of SEC Regulation S-K, which prescribes certain specified additions and subtractions from the amount in column (d). In accordance with the requirements of Item 401(v) of Regulation S-K, the following adjustments were made to average total compensation for the named executive officers as a group (excluding Mr. Meeks and Mr. Dietrich except from October to November 2021 and after April 2023) for each year to determine the compensation actually paid:
(5)	Total Shareholder Return is determined based on the value of an initial fixed investment in the Company’s common stock of $100 on December 31, 2020 and calculated in accordance with Item 201(e) of SEC Regulation S-K.
(6)	The dollar amounts reported in column (g) represent the amount of net income reflected in our consolidated audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay Versus Performance Table

The Compensation Committee of the Board of Directors of the Company does not have a policy or practice regarding evaluating Total Shareholder Return as part of its determination of compensation decisions for the named executive officers. The Compensation Committee takes various factors into account in determining the competitiveness of its executive compensation. Over the past three fiscal years the Compensation Committee has recognized the significant time and effort required by the executive officers and others to manage the Company’s liquidity by raising capital while reducing operating expenses and cash used in operations, secure and maintain the Company’s listing on the Nasdaq Capital Market, and to source and evaluate merger and acquisition opportunities. To retain qualified executive management, the Board, from 2021 to 2023, paid bonuses to Mr. Meeks that were earned during fiscal year 2021 through 2023. Mr. Meeks last received equity awards in 2021.

All information provided above under the “Pay Versus Performance Information” heading will not be deemed to be incorporated by reference in any filing of our company under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders.

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

(3) List of Exhibits.

			Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Plan of Reorganization, dated March 18, 2014.	S-1	333-196735	2.1	June 13, 2014
2.2	Agreement and Plan of Merger between MassRoots, Inc. and Whaxy Inc. and DDDigtal Inc. and Zachary Marburger and the Stockholders of DDDigtal Inc., dated December 15, 2016.	8-K	000-55431	10.1	December 16, 2016
2.3	Agreement and Plan of Merger between MassRoots, Inc. and MassRoots Compliance Technology, Inc. and Odava, Inc. and Scott Kveton and the Stockholders of Odava, Inc.	8-K	000-55431	10.1	July 5, 2017
2.4	Agreement and Plan of Merger between MassRoots, Inc., MassRoots Supply Chain, Inc., COWA Science Corporation and Christopher Alameddin, as the representative of the Stockholders of COWA Science Corporation, dated February 11, 2019.	8-K	000-55431	2.1	February 12, 2019
2.5	Agreement and Plan of Merger between MassRoots, Inc., Empire Merger Corp., Empire Services, Inc. and Danny Meeks, as the sole shareholder, dated September 30, 2021	8-K	000-55431	10.1	October 6, 2021
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	8-K/A	000-55431	3.1	June 19, 2018
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-55431	3.1	February 25, 2022
3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-41452	3.1	November 29, 2022
3.4	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Corporation, for MassRoots Compliance Technology, Inc. and Odava Inc., effective as of July 13, 2017.	8-K	000-55431	3.1	July 14, 2017

3.5	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock.	8-K	000-55431	3.1	July 12, 2019
3.6	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.	8-K	000-55431	3.2	July 12, 2019
3.7	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock.	10-K	000-55431	3.7	July 16, 2020
3.8	Certificate of Designations, Preferences and Rights of the Series X Convertible Preferred Stock.	10-Q	000-55431	3.1	December 18, 2020
3.9	Certificate of Designations, Preferences and Rights of the Series Y Convertible Preferred Stock.	10-K	000-55431	3.9	April 16, 2021
3.10	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series X Convertible Preferred Stock filed with the Secretary of State on May 24, 2021	8-K	000-55431	3.1	May 25, 2021
3.11	Certificate of amendment of the certificate of incorporation of the Company effective May 24, 2021, amending Certificate of Designations, Preferences, and Rights of the Series Y Convertible Preferred Stock filed with the Secretary of State on December 30, 2020	8-K	000-55431	3.2	May 25, 2021
3.12	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of MassRoots, Inc. effective September 30, 2021, field with the Secretary of State on September 30, 2021	8-K	000-55431	3.1	October 6, 2021
3.13	Certificate of Elimination of Series C Convertible Preferred Stock of Greenwave Technology Solutions, Inc.	8-K	000-55431	3.1	December 17, 2021
3.14	Certificate of Amendment to Certificate of Incorporation of MassRoots, Inc.	8-K	000-55431	3.1	February 25, 2022
3.15	Certificate of Amendment to Certificate of Incorporation of Greenwave Technology Solutions, Inc.	8-K	000-55431	3.2	February 25, 2022
3.16	Certificate of Elimination relating to the Series Z Preferred Stock	8-K	000-55431	3.1	August 3, 2023
3.17	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock.	8-K	000-55431	3.1	April 2, 2024
4.1	Form of Common Stock Certificate.	S-1	333-196735	4.1	June 13, 2014
4.2	Description of Registrant’s Securities	10-K	001-41452	4.2	March 31, 2023
4.4	Form of Warrant utilized by Service Providers.	S-1	333-210672	10.25	April 11, 2016
4.3	Form of Warrant utilized by Service Providers.	S-1	333-210672	10.25	April 11, 2016
4.4	Form of Warrant dated July 2023	8-K	000-55431	4.1	August 3, 2023
4.5	Form of Senior Note dated July 2023	8-K	000-55431	4.2	August 3, 2023
4.6	Form of Secured Promissory Note dated July 31, 2023. Issued to DWM Properties LLC	8-K	000-55431	4.3	August 3, 2023
4.7	Form of Warrant issued to Purchasers, dated August 2023	8-K	000-55431	4.1	August 21, 2023
4.8	Form of Placement Agent Warrant, dated August 2023	8-K	000-55431	4.2	August 21, 2023
10.1+	2014 Stock Incentive Plan and form of agreements thereunder.	S-1	333-196735	10.12	June 13, 2014

10.2+	2015 Stock Incentive Plan and form of agreements thereunder.	10-K	333-196735	10.12	March 30, 2016
10.3+	2016 Stock Incentive Plan and form of agreements thereunder.	8-K	000-55431	4.1	September 23, 2016
10.4+	2017 Equity Incentive Plan and form of agreements thereunder.	DEF 14C	000-55431	Appendix A	December 9, 2016
10.5+	2018 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix B	May 11, 2018
10.6	2021 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix C	July 12, 2021
10.7	Form of Securities Purchase Agreement dated March 2016.	8-K	000-55431	10.1	March 18, 2016
10.8	Form of Securities Purchase Agreement dated August 2017.	8-K	000-55431	10.1	August 18, 2017
10.9	Securities Purchase Agreement dated May 16, 2019.	8-K	000-55431	2.1	May 24, 2019
10.10	Form of Securities Purchase Agreement dated January 2018.	8-K	000-55431	10.1	January 31, 2018
10.11	Form of Series X Securities Purchase Agreement.	10-Q	000-55431	10.1	December 18, 2020
10.12	Form of Securities Purchase Agreement dated December 17, 2018.	8-K	000-55431	99.1	December 20, 2018
10.13	Form of Joinder Agreement to Agreement and Plan of Merger made by each stockholder of Odava, Inc. and agreed to and acknowledged by MassRoots, Inc. and MassRoots Compliance Technology, Inc.	8-K	000-55431	10.2	July 5, 2017
10.14	Form of Subscription Agreement dated July 2017.	8-K	000-55431	10.1	July 24, 2017
10.15	Form of Subscription Agreement dated December 2017.	8-K	000-55431	10.1	December 29, 2017
10.16	Form of Subscription Agreement.	8-K	000-55431	10.1	July 12, 2019
10.17	Form of Security Agreement dated August 2017.	8-K	000-55431	10.2	August 18, 2017
10.18	Form of Security Agreement dated December 17, 2018.	8-K	000-55431	99.3	December 20, 2018
10.19	Form of Amended and Restated Simple Agreement for Future Tokens.	S-1	333-223038	10.27	February 14, 2018
10.20	Form of Director Separation Agreement.	8-K	000-55431	10.1	December 14, 2017
10.21	Form of Separation Agreement.	8-K	000-55431	10.4	December 14, 2017
10.22	Form of Separation Agreement.	8-K	000-55431	10.1	July 22, 2019
10.23	Form of Mutual Release and Non-Disparagement Agreement.	8-K	000-55431	10.3	December 14, 2017
10.24	Form of Secured Convertible Promissory Note.	8-K	000-55431	99.2	December 20, 2018
10.25	Convertible Promissory Note dated May 16, 2019.	8-K	000-55431	99.1	May 24, 2019
10.26	Form of Exchange Agreement.	8-K	000-55431	10.3	July 12, 2019
10.37	Form of Convertible Note.	8-K	000-55431	10.1	November 26, 2019
10.28	Form of Series A Exchange Agreement.	8-K	000-55431	10.1	April 21, 2020
10.29	Form of Series A Convertible Note.	8-K	000-55431	10.2	April 21, 2020

10.30	Form of Series B Exchange Agreement.	8-K	000-55431	10.3	April 21, 2020
10.31	Form of Series B Convertible Note.	8-K	000-55431	10.4	April 21, 2020
10.32	Form of December Note.	8-K	000-55431	10.5	April 21, 2020
10.33	Form of January Note.	8-K	000-55431	10.6	April 21, 2020
10.34	Form of First March Note.	8-K	000-55431	10.7	April 21, 2020
10.35	Form of Second March Note.	8-K	000-55431	10.8	April 21, 2020
10.36	Form of April Note.	8-K	000-55431	10.9	April 21, 2020
10.37	Form of Notes.	8-K	000-55431	10.1	September 4, 2020
10.38	Form of September Note.	8-K	000-55431	10.2	September 4, 2020
10.39	Form of Securities Exchange Agreement.	10-K	000-55431	10.49	April 15, 2021
10.40+	2021 Equity Incentive Plan	14A	000-55431	Appendix C	July 12, 2021
10.41+	Employment Agreement by and between the Company and Danny Meeks	8-K	000-55431	10.2	October 6, 2021
10.42	Form of Warrant	8-K	000-55431	4.1	December 6, 2021
10.43	Form of Senior Note	8-K	000-55431	4.2	December 6, 2021
10.44	Securities Purchase Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.1	December 6, 2021
10.45	Pledge and Security Agreement, dated November 30, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.2	December 6, 2021
10.46	Registration Rights Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.3	December 6, 2021
10.47	Form of Exchange Agreement	8-K/A	000-55431	10.1	April 2, 2024
10.48	Purchase Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.1	August 3, 2023
10.49	Security Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.2	August 3, 2023
10.50	Registration Rights Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.3	August 3, 2023
10.51	Bill of Sale, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and DWM Properties LLC	8-K	000-55431	10.4	August 3, 2023
10.52	Form of Securities Purchase Agreement between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto.	8-K	000-55431	10.1	August 21, 2023
10.53	Form of Inducement Letter	8-K	000-55431	10.1	March 18, 2024
10.54*	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	filed herewith.

+	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April, 2024.

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

Signatures	Title	Date

/s/ Danny Meeks	Chief Executive Officer (Principal Executive Officer) and	April 16, 2024
Danny Meeks	Chairman of the Board of Directors

/s/ Isaac Dietrich	Chief Financial Officer	April 16, 2024
Isaac Dietrich	(Principal Financial and Accounting Officer)

/s/ Henry Sicignano	Director	April 16, 2024
Henry Sicignano

/s/ Cheryl Lanthorn	Director	April 16, 2024
Cheryl Lanthorn

/s/ John Wood	Director	April 16, 2024
John Wood

/s/ Jason Adelman	Director	April 16, 2024
Jason Adelman

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Greenwave Technology Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenwave Technology Solutions, Inc., and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has net loss, has generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment of Intangibles – Refer Note 3 and 7

Description of the Matter:

As discussed in Note 3 and 7, to the consolidated financial statements, the Company’s long-lived intangibles assets consisted of Licenses of $16.5 million, Intellectual property of $1.7 million and Customer list of $1.7 million. Management tests definite live intangible whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Long-lived intangibles are tested as one group of assets for impairment by conducting a Step 1 analysis to assess the recoverability using undiscounted cash flows. The key assumptions and estimates utilized in the approaches primarily include future levels of revenue growth, gross profit margin, EBITDA as percentage of revenue, capital expenditure as a percentage of revenue and debt free cash free working capital.

The principal considerations for our determination that performing procedures relating to the impairment of long-lived intangibles is a critical audit matter because (i) the assumptions as described above involve high levels of management judgment; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s valuation methods; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

How we addressed the Matter in our Audit:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following:

●	Testing management’s process for determining the fair value estimates;
●	Evaluating the appropriateness of the undiscounted Cash Flow approach used;
●	Testing the completeness and accuracy of the underlying data used;
●	We evaluated the reasonableness of significant assumptions used by management related to future levels of revenue growth, gross profit margin, EBITDA as percentage of revenue, capital expenditure as a percentage of revenue and debt free cash free working capital;
●	Evaluating management’s assumptions related to the future levels of revenue growth, gross profit margin, EBITDA as percentage of revenue, capital expenditure as a percentage of revenue and debt free cash free working capital involved evaluating whether the assumptions were reasonable considering (i) current and past performance; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit; and
●	Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the undiscounted cash flow approach; (ii) the reasonableness of significant assumptions; and (iii) assessment of the Company specialist’s competence, capabilities and objectivity as it relates to the preparation of the valuation analysis.

PCAOB ID 587

/s/ RBSM LLP

  We have served as the Company’s auditor since 2017.

New York, NY

April 16, 2024

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$1,546,159	$821,804
Inventories	200,428	189,646
Accounts receivable	646,413	215,256
Prepaid expenses	296,761	12,838
Total current assets	2,689,761	1,239,544

Property and equipment, net	23,495,440	13,167,535
Advance for asset	-	1,193,380
Operating lease right of use assets, net - related party	103,822	2,419,338
Operating lease right of use assets, net	198,558	590,608
Licenses, net	16,487,350	18,614,750
Intellectual property, net	1,669,800	2,277,000
Customer list, net	1,735,225	1,959,125
Security deposit	31,893	6,893

Total assets	$46,411,849	$41,468,173

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Bank overdraft	$118,763	$-
Accounts payable and accrued expenses	6,100,449	5,035,330
Accrued payroll and related expenses	4,089,836	3,946,411
Contract liabilities	-	25,000
Factoring, net of unamortized debt discount of $- and $1,221,022, respectively	-	4,893,207
Non-convertible notes payable, current portion, net of unamortized debt discount of $774,308 and $500,250, respectively	2,623,561	1,820,819
Convertible notes payable, current portion, net of unamortized debt discount of $3,934,506 and $-, respectively	8,065,494	-
Due to related parties	2,070,402	317,781
Operating lease obligations, current portion - related party	111,240	2,742,140
Operating lease obligations, current portion	89,731	232,236
Total current liabilities	23,269,476	19,012,924

Operating lease obligations, less current portion	94,943	116,262
Related party note payable	17,218,350	-
Convertible notes payable, net of unamortized debt discount of $1,967,253 and $-, respectively	4,032,747	-
Non-convertible notes payable, net of unamortized debt discount of $1,739,260 and $1,965,113, respectively	6,250,481	7,001,422
Total liabilities	50,865,997	26,130,608

Commitments and contingencies (See Note 11)

Stockholders’ equity (deficit):
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series Z, $0.001 par value, $20,000 stated value, 0 and 500 shares authorized; 0 and 322 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,200,000,000 and 500,000,000 shares authorized; 16,964,336 and 10,962,319 shares issued and outstanding, respectively	16,964	10,962
Additional paid in capital	391,395,045	377,595,618
Accumulated deficit	(395,866,157)	(362,269,015)
Total stockholders’ equity (deficit)	(4,454,148)	15,337,565

Total liabilities and stockholders’ equity (deficit)	$46,411,849	$41,468,173

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022

Revenues	$35,667,982	$33,978,425

Cost of Revenues	21,184,579	21,537,572

Gross Profit	14,483,403	12,440,853
Operating Expenses:
Advertising	414,194	83,993
Payroll and related expense	6,634,800	6,991,095
Rent, utilities and property maintenance	3,102,484	3,464,516
Hauling and equipment maintenance	2,898,202	3,378,452
Impairment of intangible assets	-	2,499,753
Depreciation and amortization expense	5,814,880	4,061,404
Consulting, accounting and legal	1,713,613	897,981
Loss on asset (related-party and other of $9,850,850 and $197,458, respectively)	10,048,308	-
Common stock issued for services	171,239	-
Other general and administrative expenses	3,200,445	1,946,580
Total Operating Expenses	33,998,165	23,323,774

Loss From Operations	(19,514,762)	(10,882,921)

Other Income (Expense):
Interest expense and amortization of debt discount	(8,897,267)	(34,079,230)
Other gain (loss)	17,572	(79,231)
Gain on tax credit	717,064	-
Gain on lease termination	108,863	-
Change in fair value of derivative liabilities	-	14,264,476
Warrant expense for liquidated damages settlements	-	(7,408,681)
Gain on conversion of convertible notes	-	2,625,378
Gain (loss) on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	632,540	516,920
Total Other Income (Expense)	(7,421,228)	(24,160,368)

Net Loss Before Income Taxes	(26,935,990)	(35,043,290)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(26,935,990)	(35,043,290)

Deemed dividend for the reduction of exercise price of warrants	(1,638,952)	-
Deemed dividend for the reduction of the conversion price of a debt note	(5,022,200)	-
Deemed dividend for Series Z price protection trigger upon uplisting	-	(7,237,572)
Deemed dividend for triggering of warrant price protection upon uplisting	-	(21,115,910)
Deemed dividend for repricing of certain warrants for liquidated damages waiver	-	(462,556)

Net Loss Available to Common Stockholders	$(33,597,142)	$(63,859,328)

Net Loss Per Common Share:
Basic	$(2.57)	$(9.71)
Diluted	$(2.57)	$(9.71)

Weighted Average Common Shares Outstanding:
Basic	13,062,290	6,577,303
Diluted	13,062,290	6,577,303

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2023

	Preferred Stock				Additional
	Series Z		Common Stock		Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2022	322	$-	10,962,319	$10,962	$377,595,618	$(362,269,015)	$15,337,565
Issuance of common stock upon conversion of Series Z Preferred	(322)	-	1,301,994	$1,303	$(1,303)	-	-
Common stock issued for cash, net issuance costs	-	-	2,511,166	$2,511	$2,838,670	-	$2,841,181
Common stock issued for services rendered and to be rendered	-	-	275,929	$276	$254,172	-	$254,448
Common stock issued for the exercise of warrants for cash	-	-	1,551,441	$1,551	$13,960	-	$15,511
Issuance of common stock upon cashless exercise of warrants	-	-	361,487	$360	$(361)	-	-
Debt discount for warrants issued in senior secured debt placement	-	-	-	-	$3,279,570	-	$3,279,570
Debt discount for warrants issued as commission for senior secured debt placement	-	-	-	-	$753,567	-	$753,567
Deemed dividend for the reduction of the conversion price of a debt note	-	-	-	-	$5,022,200	$(5,022,200)	$-
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	$1,638,952	$(1,638,952)	-

Net loss	-	-	-	-	-	$(26,935,990)	$(26,935,990)
Balance at December 31, 2023	-	$-	16,964,336	$16,964	$391,395,045	$(395,866,157)	$(4,454,148)

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Series Z		Common Stock		Common Stock to be Issued		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2021	500	$1	3,331,916	$3,332	8,500	$8	$275,058,283	$(298,409,687)	$(23,348,062)
Issuance of common stock previously recorded as to be issued	-	-	8,500	$8	(8,500)	(8)	-	-	-
Elimination of derivative liabilities due to resolution of authorized share shortfall	-	-	-	-	-	-	$29,759,766	-	$29,759,766
Issuance of common stock upon conversion of convertible debt at uplisting	-	-	6,896,903	$6,897	-	-	$36,553,575	-	$36,560,472
Issuance of common stock upon conversion of Series Z Preferred	(178)	(1)	725,000	$725	-	-	$(725)	$-	-
Warrant expense for liquidated damages waiver	-	-	-	-	-	-	$7,408,681	-	$7,408,681
Deemed dividend for Series Z price protection trigger upon uplisting	-	-	-	-	-	-	$7,237,572	$(7,237,572)	-
Deemed dividend for repricing & issuance of additional warrants upon uplisting	-	-	-	-	-	-	$21,115,910	$(21,115,910)	-
Deemed dividend for repricing of certain warrants for liquidated damages waiver	-	-	-	-	-	-	$462,556	$(462,556)	-
Net loss	-	-	-	-	-	-	-	$(35,043,290)	$(35,043,290)
Balance at December 31, 2022	322	$-	10,962,319	$10,962	-	$-	$377,595,618	$(362,269,015)	$15,337,565

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the Year Ended December 31 ,
	2023	2022

Cash flows from operating activities:
Net loss	$(26,935,990)	$(35,043,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	5,814,880	3,834,309
Amortization of right of use assets, net - related-party	1,250,218	2,390,991
Amortization of right of use assets, net	392,050	227,185
Interest and amortization of debt discount	8,897,267	32,340,565
Warrant expense for liquidated damages settlement	-	7,408,681
Loss on assets	197,458	-
Loss on assets – related-party	9,850,850	-
Impairments of goodwill	-	2,499,753
Gain on settlement of convertible notes payable and accrued interest, warrants and accounts payable and cancelation of common shares in exchange for Series Y and Series Z preferred shares and cash	-	(2,625,378)
Gain on termination of lease	(108,863)	-
Gain on settlement of non-convertible notes payable and accrued interest	(632,540)	(516,920)
Stock based compensation	171,239	-
Gain on deferred revenue	(25,000)	-
Change in fair value of derivative liabilities	-	(14,264,476)
Changes in operating assets and liabilities:
Due to related party	1,824,318	194,916
Inventories	(10,782)	191,356
Accounts receivable	(431,155)	(215,256)
Prepaid expenses	(200,590)	(12,838)
Security deposit	(25,000)	(3,306)
Accounts payable and accrued expenses	(856,151)	1,738,665
Accrued payroll and related expenses	614,271	1,702,145
Environmental remediation	-	(22,207)
Principal payments made on operating lease liability - related-party	(1,477,285)	(2,434,068)
Principal payments made on operating lease liability	(142,505)	-
Net cash used in operating activities	(1,833,310)	(2,609,173)

Cash flows from investing activities:
Purchases of property and equipment	(1,760,945)	(5,936,027)
Cash received for the advance given for asset	82,769	-
Net cash used in investing activities	(1,678,176)	(5,936,027)

Cash flows from financing activities:
Proceeds from sale of common stock	2,841,181	-
Proceeds from warrant exercises	15,511	-
Proceeds from issuance of convertible notes	13,118,750	-
Proceeds from bridge financing	825,000	-
Bank overdrafts	118,763	-
Repayment of advances	-	(12,000)
Proceeds from issuance of non-convertible notes payable	1,000,000	2,725,000
Repayment of a non-convertible notes payable	(4,858,587)	(220,000)
Repayment of notes	-	(221,500)
Proceeds from factoring	3,746,109	6,518,310
Repayments of factoring	(12,570,886)	(2,381,099)
Net cash provided by financing activities	4,235,841	6,408,711

Net increase (decrease) in cash	724,355	(2,136,489)

Cash, beginning of year	821,804	2,958,293

Cash, end of year	$1,546,159	$821,804

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$593,072	$216,763
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Equipment purchases from issuance of related-party note payable	$17,218,350	$-
Deemed dividend for conversion price reduction of note	$5,022,200	$-
Factoring proceeds utilized for payoff of factoring liabilities	$5,004,393	$1,834,167
Debt discount for warrants issued in senior secured debt placement	$4,033,036	$-
Equipment purchased by issuance of non-convertible notes payable	$3,221,634	$3,930,745
Deemed dividend for exercise price reduction of warrants	$1,638,952	$-
Exchange of bridge notes to convertible notes	$990,000	$-
Assets taken over by related party	$582,063	$-
Increase in right of use assets and operating lease liabilities	$199,466	$1,778,209
Common shares issued upon conversion of Series Z Preferred	$1,303	$725
Cashless exercise of warrants	$360	$-
Common shares issued upon conversion of convertible notes and accrued interest	$-	$36,560,472
Reclassification of derivative liability to additional paid in capital due to elimination of authorized share shortfall	$-	$29,759,766
Deemed dividend for warrant repricing at uplisting	$-	$21,115,910
Deemed dividend for price protection trigger in Series Z Preferred at uplisting	$-	$7,237,572
Land purchased with deed of trust notes	$-	$1,200,000
Advance for asset by issuance of notes payable	$-	$1,193,380
Deemed dividend for repricing of certain warrants for liquidated damages waiver	$-	$462,556
Issuance of common shares previously to be issued	$-	$8

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements include the accounts of Empire Services, Inc., Liverman Metal Recycling, Inc., Empire Staffing, LLC, Scrap App, Inc., and Greenwave Elite Sports Facility, Inc., our wholly owned subsidiaries.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2023, the Company had cash of $1,546,159 and a working capital deficit (current liabilities in excess of current assets) of $(20,579,715). During the year ended December 31, 2023, the net cash used in operating activities was $(1,833,310). The accumulated deficit as of December 31, 2023 was $(395,866,157). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

During the year ended December 31, 2023, the Company received proceeds of $825,000, $1,000,000, $13,118,750, $2,841,181, and $3,746,109 from the issuance of bridge notes, non-convertible notes, convertible notes, sale of common stock, and factoring advances, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used in the calculation of stock-based compensation, fair values relating to derivative liabilities, payroll tax liabilities with interest and penalties, deemed dividends, allowance for doubtful accounts, assumptions used in right-of-use and lease liability calculations, valuations and impairments of goodwill and intangible assets acquired in business combination, estimated useful life of long-lived assets and finite life tangible assets, and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Cash

For purposes of the consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with multiple major financial institutions. At December 31, 2023 and 2022, the uninsured balances amounted to $1,267,659 and $434,399, respectively.

Property and Equipment, net

We state property and equipment at cost or, if acquired through a business combination, fair value at the date of acquisition. We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets, except for our leasehold improvements, which are depreciated over the shorter of their estimated useful lives or their related lease term. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from our accounts and the resulting gain or loss is credited or charged to income. We expense costs for repairs and maintenance when incurred. Our property and equipment is pledged as collateral for certain non-convertible notes, see “Note 8 – Advances and Non-Convertible Notes Payable.”

Cost of Revenue

The Company’s cost of revenue consists primarily of the costs of purchasing metal from its suppliers, direct costs of providing hauling costs to customers, and cost of other revenue, including sand.

Related Party Transactions

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. See Note 19 – Related Party Transactions.

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

In calculating the right of use asset and lease liability, the Company elected to combine lease and non-lease components. The Company excluded short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. See Note 12 – Leases.

Commitments and Contingencies

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. See Note 11 – Commitments and Contingencies.

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

The Company primarily generates revenue by purchasing scrap metal from businesses and retail suppliers, processing it, and selling the ferrous and non-ferrous metals to customers. The Company also provides hauling services to certain corporate clients.

The Company realizes revenue upon the fulfillment of its performance obligations to customers. As of December 31, 2023 and 2022, the Company had a contract liability of $0 and $25,000, respectively, for contracts under which the customer had paid for and the Company had not yet delivered.

The following table details our contract liability activity for the years ended December 31, 2023 and 2022:

Balance, December 31, 2021	$-
Net transfers in due to new contract liabilities	25,000
Net transfers out to revenue	-
Balance, December 31, 2022	$25,000
Net transfers in due to new contract liabilities	-
Net transfers out to other gain	(25,000)
Balance, December 31, 2023	$-

Accounts Receivable

Accounts receivable represent amounts primarily due from customers on products and services rendered. These accounts receivable, which are reduced by an allowance for credit losses, are recorded at the invoiced amount and do not bear interest. The Company extends credit to customers under contracts containing customary and explicit payment terms, and payment is generally required within 1 to 30 days of shipment or the services being rendered.

The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales, the aging of customer receivable balances, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted.

Inventories

Although we ship the ferrous and non-ferrous metals we purchase from suppliers multiple times per day, we do maintain inventories. We calculate the value of the inventories on hand, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the cost of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $200,428 and $189,646, respectively, as of December 31, 2023 and 2022. See “Note 5 – Inventories.”

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $414,194 and $83,993 for the year ended December 31, 2023 and 2022, respectively.

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

If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. See “Note 18 – Income Taxes.”

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2023 and 2022 using the applicable classification criteria enumerated under ASC 815, “Derivatives and Hedging.” The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands. As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period. The Company also records derivative liabilities for instruments, including convertible notes, preferred stock, and warrants, in which the Company does not have sufficient authorized shares to cover the conversion of these instruments into shares of common stock.

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At December 31, 2023 and 2022, the Company had accruals reported on the balance sheet as current liabilities of $0 and $0, respectively.

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

The Company tests indefinite lived intangibles and goodwill for impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. During the fiscal years ended December 31, 2023 and 2022, the Company recorded $0 and $2,499,753 in impairment expense related to goodwill and $2,958,500 and $2,958,500 in amortization of intangible assets, respectively.

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

None of the goodwill is deductible for income tax purposes. During the fiscal years ended December 31, 2023 and 2022, the Company recorded $0 and $2,499,753 in impairment expense related to goodwill, respectively. As of December 31, 2023 and 2022, the carrying value of goodwill was $0 and $0, respectively.

Factoring Agreements

We have entered into factoring agreements with various financial institutions to receive cash for our future revenues. These transactions are treated as a debt instrument and are accounted for as a liability because the Company makes weekly payments towards the balance and fees. We utilize factoring arrangements as an integral part of our financing for working capital. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition. As of December 31, 2023 and 2022, the Company owed $0 and $4,893,207, net of debt discounts of $0 and $1,221,022, respectively for factoring advances. See “Note 8 – Advances and Non-Convertible Notes Payable.”

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

The computation of basic and diluted income (loss) per share, for the year ended December 31, 2023 and 2022 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31, 2023	December 31, 2022
Common shares issuable upon conversion of convertible notes	22,058,824	-
Options to purchase common shares	92,166	92,166
Warrants to purchase common shares	18,649,802	9,757,710
Common shares issuable upon conversion of preferred stock	-	1,301,988
Total potentially dilutive shares	40,800,792	11,151,864

Recent Accounting Pronouncements

On January 1, 2020, The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to Off-Balance Sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments and leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write down on available for sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company has a concentration of suppliers. During the year ended December 31, 2023, two suppliers accounted for $609,119 and $374,800, or 2.88% and 1.77%. During the year ended December 31, 2022, two suppliers accounted for $1,114,265 and $639,676, or 5.3% and 3.0%, respectively of the scrap metal purchases made by the Company.

Accounts Receivable

The Company has a concentration of credit risk with its accounts receivable balance. At December 31, 2023, six certain large customers individually accounted for $154,090, $95,510, $95,219, $62,057, $59,932, and $54,007, or 23.84%, 14.78%, 14.74%, 9.60%, 9.27%, and 8.35%, respectively. At December 31, 2022, one customer accounted for $164,932, or 77%, of our accounts receivable.

Customer Concentrations

The Company has a concentration of customers. For the fiscal year ended December 31, 2023, two large customers individually accounted for $20,716,044 and $2,001,847, or approximately 58.08% and 5.61% of our revenues, respectively. For the fiscal year ended December 31, 2022, certain large customers individually accounted for $17,962,176, $5,332,834, and $4,301,328, or approximately 53%, 16%, and 13% of our revenues, respectively.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 5 – INVENTORIES

Inventories consisted of the following as of:

	December 31, 2023	December 31, 2022
Processed and unprocessed scrap metal	$200,428	$189,646
Finished products	-	-
Inventories	$200,428	$189,646

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2023 and 2022 is summarized as follows:

	December 31, 2023	December 31, 2022
Machinery & Equipment	$18,028,893	$12,995,494
Furniture & Fixtures	6,128	6,128
Vehicles	7,149,919	20,000
Leaseholder Improvement	1,862,593	988,100
Land	980,129	980,129
Buildings	724,170	724,170
Subtotal	28,751,832	15,714,021
Less accumulated depreciation	(5,256,392)	(2,546,486)
Property and equipment, net	$23,495,440	$13,167,535

Depreciation expense for the years ended December 31, 2023 and 2022 was $2,856,380 and $875,809, respectively. Impairment of equipment for the years ended December 31, 2023 and 2022 was $197,458 and $227,185, respectively. Loss on assets for the years ended December 31, 2023 and 2022 was $9,850,850 and $0, respectively due to loss on a related-party asset purchase. As of December 31, 2023 and 2022, the Company’s lenders had advanced $0 and $1,193,380, respectively, for equipment which had not yet been delivered to the Company.

NOTE 7 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	December 31, 2023			Remaining
	Gross carrying amount	Accumulated amortization	Carrying value	estimated useful life
Intellectual Property	$3,036,000	$(1,366,200)	$1,669,800	3 years
Customer List	2,239,000	(503,775)	1,735,225	8 years
Licenses	21,274,000	(4,786,650)	16,487,350	8 years
Total intangible assets, net	$26,549,000	$(6,656,625)	$19,892,375

	December 31, 2022			Remaining
	Gross carrying amount	Accumulated amortization	Carrying value	estimated useful life
Intellectual Property	$3,036,000	$(759,000)	$2,277,000	4 years
Customer List	2,239,000	(279,875)	1,959,125	9 years
Licenses	21,274,000	(2,659,250)	18,614,750	9 years
Total intangible assets, net	$26,549,000	$(3,698,125)	$22,850,875

There were no intangible assets acquired during the years ended December 31, 2023 and 2022.

Amortization expense for intangible assets was $2,958,500 and $2,958,500 for the years ended December 31, 2023 and 2022, respectively. Total estimated amortization expense for our intangible assets for the years 2024 through 2028 is as follows:

Year ended December 31,
2024	$2,958,500
2025	2,958,500
2026	2,806,700
2027	2,351,300
2028	2,351,300
Thereafter	6,466,075

NOTE 8 – ADVANCES, NON-CONVERTIBLE NOTES PAYABLE, AND PPP NOTE PAYABLE

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

On December 8, 2022, the Company entered into a revenue factoring advance in the principal amount of $3,025,000 for a purchase price of $2,500,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $60,020 through December 2023. The advance matured on December 15, 2023. There was amortization of debt discount of $492,540 and $32,460 during the years ended December 31, 2023 and 2022, respectively. The Company made repayments of $180,060 during the year ended December 31, 2022. The Company made cash repayments of $695,198 and the remaining $2,149,742 balance was repaid out of the proceeds of another advance during the year ended December 31, 2023. As of December 31, 2023 and 2022, the revenue factoring advance had a balance of $0 and $2,352,000, net an unamortized debt discount of $0 and $492,540, respectively.

On December 8, 2022, the Company entered into a revenue factoring advance in the principal amount of $1,815,000 for a purchase price of $1,470,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $34,904 through December 2023. The advance matured on December 15, 2023. There was amortization of debt discount of $323,669 and $21,330 during the years ended December 31, 2023 and 2022, respectively. The Company made repayments of $104,712 during the year ended December 31, 2022. The Company made cash repayments of $408,136 and the remaining $1,302,152 balance was repaid out of the proceeds of another advance during the year ended December 31, 2023. As of December 31, 2023 and 2022, the revenue factoring advance had a balance of $0 and $1,386,619 net an unamortized debt discount of $0 and $323,670, respectively.

On December 29, 2022, the Company entered into a revenue factoring advance in the principal amount of $1,474,000 for a purchase price of $1,067,000. The Company’s Chief Executive Officer is personally liable for this factoring advance. The Company is required to make weekly payments in the amount $28,346 through January 2024. The advance matures on January 4, 2024. There was amortization of debt discount of $404,812 and $2,188 during the years ended December 31, 2023 and 2022, respectively. The Company made cash repayments of $1,474,000 and $0 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the revenue factoring advance had a balance of $0 and $1,069,188 net an unamortized debt discount of $0 and $404,812, respectively.

On January 17, 2023, the Company entered into a revenue factoring advance in the principal amount of $770,000 for a purchase price of $550,000. There was an origination fee of $50,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $24,062 through June 2023. The advance matured on June 17, 2023. There was amortization of debt discount of $270,000 during the year ended December 31, 2023. The Company made cash repayments of $192,500 and the remaining balance of $548,625 was repaid out of the proceeds of another advance during the year ended December 31, 2023. There was a $28,875 gain on settlement of the advance during the year ended December 31, 2023. As of December 31, 2023, the revenue factoring advance had a balance of $0.

On January 17, 2023, the Company entered into a revenue factoring advance in the principal amount of $1,400,000 for a purchase price of $1,000,000. There was an origination fee of $100,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $43,750 through June 2023. The advance matured on June 17, 2023. There was amortization of debt discount of $500,000 during the year ended December 31, 2023. The Company made cash repayments of $350,000 and the remaining balance of $1,003,870 was repaid out of the proceeds of another advance during the year ended December 31, 2023. There was a $46,130 gain on settlement of the advance during the year ended December 31, 2023. As of December 31, 2023, the revenue factoring advance had a balance of $0.

On March 29, 2023, the Company entered into a revenue factoring advance in the principal amount of $2,902,500 for a purchase price of $2,250,000. There was an origination fee of $67,500. The proceeds of $2,182,500 were used to pay off other advances and there were no cash proceeds. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $54,764 through April 2024. The advance matured on April 24, 2024. There was amortization of debt discount of $652,500 during the year ended December 31, 2023. The Company made cash repayments of $2,744,950 during the year ended December 30, 2023. There was a gain of settlement of $157,550 during the year ended December 31, 2023. As of December 31, 2023, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0.

On March 29, 2023, the Company entered into a revenue factoring advance in the principal amount of $4,386,000 for a purchase price of $3,400,000. There was an origination fee of $102,000. There were cash proceeds of $476,109 and the remaining proceeds of $2,821,891 were used to pay off other advances. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $82,755 through April 2024. The advance matured on April 24, 2024. There was amortization of debt discount of $986,000 during the year ended December 31, 2023, respectively. The Company made cash repayments of $4,080,105 during the year ended December 31, 2023. There was a gain of settlement of $305,895 during the year ended December 31, 2023. As of December 31, 2023, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0.

On May 26, 2023, the Company entered into a revenue factoring advance in the principal amount of $917,000 for a purchase price of $700,000. There was an origination fee of $21,000. There were cash proceeds of $679,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $17,635 through May 2024. The advance matured on May 26, 2024. There was amortization of debt discount of $238,000 during the year ended December 31, 2023. The Company made cash repayments of $861,000 during the year ended December 31, 2023. There was a gain of settlement of $56,000 during the year ended December 31, 2023. As of December 31, 2023, the revenue factoring advance had a balance of $0. net an unamortized debt discount of $0.

On May 26, 2023, the Company entered into a revenue factoring advance in the principal amount of $393,000 for a purchase price of $300,000. There was an origination fee of $9,000. There were cash proceeds of $291,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $7,558 through May 2024. The advance matures on May 26, 2024. There was amortization of debt discount of $102,000 during the year ended December 31, 2023. The Company made cash repayments of $375,000 during the year ended December 31, 2023. There was a gain of settlement of $18,000 during the year ended December 31, 2023. As of December 31, 2023, the revenue factoring advance had a balance of $0 net an unamortized debt discount of $0.

On June 7, 2023, the Company entered into a revenue factoring advance in the principal amount of $1,400,000 for a purchase price of $910,000. There was an origination fee of $90,000. There were cash proceeds of $910,000 during the nine months ended September 30, 2023. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $51,785 through March 2024. The advance matured on March 7, 2024. There was amortization of debt discount of $490,000 during the year ended December 31, 2023, respectively. The Company made cash repayments of $1,379,910 during the year ended December 31, 2023. There was a gain of settlement of $20,090 during the year ended December 31, 2023. As of December 31, 2023, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0.

The remaining advances are for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of December 31, 2023 and 2022, the Company owed $85,000 for Simple Agreements for Future Tokens.

Non-Convertible Notes Payable

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company (See Note 11 – Commitments and Contingencies). Under the terms of the Resolution Agreement, which the Company has classified as a non-convertible note, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. There was amortization of the debt discount of $3,182 and $10,297 during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company made $40,000 and $165,000 in payments towards the Resolution Agreement, respectively. As of December 31, 2023 and 2022, the Resolution Agreement had a balance of $0 and $38,284, net an unamortized debt discount of $0 and $3,182, respectively.

On April 11, 2022, the Company entered into a vehicle financing agreement with GM Financial for the purchase of a vehicle for use by the Company’s Chief Executive Officer in the principal amount of $74,186. GM Financial financed $65,000 of the purchase price of the vehicle and the Company was required to make a $10,000 down payment. There was a $2,400 rebate applied to the purchase price. The Company is required to make 60 monthly payments of $1,236. During the years ended December 31, 2023 and 2022, the Company made $27,393 and $6,182 in payments towards the financing agreement, respectively. There was amortization of debt discount of $1,592 and $1,296 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the financing agreement had a balance of $34,312 and $60,114, net an unamortized debt discount of $6,298 and $7,890, respectively.

On April 21, 2022, the Company entered into a secured promissory note in the principal amount of $964,470 for the financing and installation of a piece of equipment in the amount $750,000. The Company is required to make monthly payments in the amount $6,665 through October 2022 and monthly payments of $19,260 until October 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on October 21, 2026. During the years ended December 31, 2023 and 2022, the Company made $354,789 and $46,655 in payments towards the note, respectively. There was amortization of debt discount of $72,932 and $34,440 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the note had a balance of $455,929 and $732,550 net an unamortized debt discount of $107,097 and $180,030, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $16,727 and $4,046 during the years ended December 31, 2023 and 2022, respectively. The Company made interest payments of $36,985 and $9,382 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the note had a principal balance of $579,227 and $595,954 and accrued interest of $2,991 and $3,184, respectively.

On September 1, 2022, the Company entered into an additional Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $16,727 and $4,046 during the years ended December 31, 2023 and 2022, respectively. The Company made interest payments of $36,985 and $9,382 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the note had a principal balance of $579,227 and $595,954 and accrued interest of $2,991 and $3,184, respectively.

On September 14, 2022, the Company entered into a secured promissory note in the principal amount of $2,980,692 for a purchase price of $2,505,000. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount $82,797 through September 2025. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on September 14, 2025. There was amortization of debt discount of $256,797 and $47,411 during the years ended December 31, 2023 and 2022, respectively. There were payments of $1,374,821 and $165,594 towards the note during the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the note had a balance of $1,268,792, and $2,386,817 net an unamortized debt discount of $171,484 and $428,281, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,539,630 for a purchase price of $1,078,502. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,410 through March 2023 and then monthly payments in the amount of $20,950 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $102,505 and $6,618 during the years ended December 31, 2023 and 2022, respectively. There were payments of $390,198 and $0 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the note had a balance of $797,427 and $1,085,120 net an unamortized debt discount of $352,005 and $454,510, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,560,090 for a purchase price of $1,092,910. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,630 through March 2023 and then monthly payments in the amount of $21,225 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $103,312 and $6,867 during the years ended December 31, 2023 and 2022. respectively. There were payments of $396,977 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the note had a balance of $805,949 and $1,099,614 net an unamortized debt discount of $357,164 and $460,476, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,597,860 for a purchase price of $1,119,334. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,860 through March 2023 and then monthly payments in the amount of $21,740 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $107,589 and $6,867 during the years ended December 31, 2023 and 2022, respectively. There were payments of $406,295 and $0 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the note had a balance of $827,495 and $1,126,201 net an unamortized debt discount of $364,069 and $471,659, respectively.

On December 15, 2022, the Company entered into a secured promissory note in the principal amount of $1,557,435 for a purchase price of $1,093,380. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,585 through March 2023 and then monthly payments in the amount of $21,190 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 15, 2029. There was amortization of debt discount of $107,434 and $3,254 during the year ended December 31, 2023 and 2022, respectively. There were payments of $396,167 and $0 during the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the note had a balance of $807,900 and $1,096,634 net an unamortized debt discount of $353,367 and $460,801, respectively.

On January 10, 2023, the Company entered into a secured promissory note in the principal amount of $1,245,018 for a purchase price of $1,021,500. The note is secured by certain assets of the Company. There were cash proceeds of $1,000,000. The Company is required to make monthly payments in the amount of $10,365 through March 2023 and then monthly payments in the amount of $34,008 through March 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 10, 2026. There was addition of debt discount of $223,518 and amortization of $80,564 during the year ended December 31, 2023. There were payments of $453,820 during the year ended December 31, 2023. As of December 31, 2023, the note had a balance of $648,244 net an unamortized debt discount of $142,954.

On January 12, 2023, the Company entered into a secured promissory note in the principal amount of $1,185,810 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment. The Company is required to make monthly payments in the amount of $8,030 through April 2023 and then monthly payments in the amount of $16,135 through April 2028. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on April 12, 2028. There was amortization of debt discount of $75,253 during year ended December 31, 2023. There were payments of $286,983 during the year ended December 31, 2023. As of December 31, 2023, the note had a balance of $620,876 net an unamortized debt discount of $277,951.

On February 23, 2023, the Company entered into a secured promissory note in the principal amount of $822,040 for a purchase price of $628,353. The note is secured by certain assets of the Company. There were non-cash proceeds of $628,253 used to purchase equipment. The Company is required to make monthly payments in the amount of $6,370 through June 2023 and then monthly payments in the amount of $16,595 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 23, 2027. There was amortization of debt discount of $182,908 during year ended December 31, 2023. There were payments of $297,020 during the year ended December 31, 2023. As of December 31, 2023, the note had a balance of $514,241 net an unamortized debt discount of $10,779.

On February 24, 2023, the Company entered into a secured promissory note in the principal amount of $1,186,580 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment.The Company is required to make monthly payments in the amount of $9,185 through June 2023 and then monthly payments in the amount of $23,955 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 24, 2027. There were additional fees incurred of $21,380 during the year ended December 31, 2023. There were payments of $224,859 during the year ended December 31, 2023. As of December 31, 2023, the note had a balance of $660,761 net an unamortized debt discount of $300,960.

On March 1, 2023, the Company entered into a secured promissory note in the principal amount of $635,000. The note is secured by certain assets of the Company. There were non-cash proceeds of $635,000 used to purchase equipment. The Company is required to make a payment in the amount of $63,500 on March 15, 2023 and then commencing on April 15, 2023, monthly payments in the amount of $14,138 through March 2027. The note bears an interest rate of 8.5%, is secured by certain assets of the Company, and matures on March 15, 2027. There were payments of $111,697 and $20,478 to principal and interest, respectively, during the year ended December 31, 2023. The Company assigned the remaining balance due under the note to DWM Properties, LLC, which is controlled by the Company’s Chief Executive Officer, in July 2023. As of December 31, 2023, the note had a balance of $0 and accrued interest of $0.

On April 12, 2023, the Company entered into a secured promissory note in the principal amount of $317,415 for a purchase price of $219,676. The note is secured by certain assets of the Company. There were non-cash proceeds of $219,676 used to purchase equipment.The Company is required to make monthly payments in the amount of $2,245 through August 2023 and then monthly payments in the amount of $4,315 through July 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on July 12, 2029. There were payments of $64,114 during the year ended December 31, 2023. There was amortization of debt discount of $28,101 during the year ended December 31, 2023, respectively. As of December 31, 2023, the note had a balance of $183,663 net an unamortized debt discount of $69,638.

On July 31, 2023, the Company entered into a secured promissory note with an entity controlled by the Company’s Chief Executive Officer in the principal amount of $17,218,350. The note was for the purchase of certain equipment from an entity controlled by the Company’s Chief Executive Officer and is secured by such equipment. There were non-cash proceeds of $17,218,350 used to purchase equipment. The note is junior to the senior secured debt entered into by the Company on the same date. The note matures on July 31, 2043 and accrues interest at 7% per annum. The note requires interest-only payments until the senior secured debt is fully satisfied. The Company made payments of $0 and $498,625 towards the principal and interest, respectively, during the year ended December 31, 2023. As of December 31, 2023, the note had a balance of $17,218,350.

The following table details the current and long-term principal due under non-convertible notes as of December 31, 2023.

	Principal (Current)	Principal (Long Term)
GM Financial (Issued April 11, 2022)	$18,546	$22,063
Non-Convertible Note (Issued March 8, 2019)	5,000	-
Deed of Trust Note (Issued September 1, 2022)	53,712	525,515
Deed of Trust Note (Issued September 1, 2022)	53,712	525,515
Equipment Finance Note (Issued April 21, 2022)	231,120	331,906
Equipment Finance Note (Issued September 14, 2022)	993,564	446,713
Equipment Finance Note (Issued November 28, 2022)	251,400	898,032
Equipment Finance Note (Issued November 28, 2022)	254,700	908,413
Equipment Finance Note (Issued November 28, 2022)	260,880	930,685
Equipment Finance Note (Issued December 15, 2022)	254,280	906,988
Equipment Finance Note (Issued January 10, 2023)	408,096	383,102
Equipment Finance Note (Issued January 12, 2023)	193,620	705,207
Equipment Finance Note (Issued February 23, 2023)	193,620	331,400
Equipment Finance Note (Issued February 24, 2023)	287,460	674,261
Equipment Finance Note (Issued April 12, 2023)	51,780	201,521
Related Party Promissory Note (Issued July 31, 2023)	-	17,218,350
Simple Agreements for Future Tokens (Issued February 2018)	-	85,000
Debt Discount	(774,308)	(1,739,461)
Total Principal of Non-Convertible Notes	$2,737,182	$23,355,210

Total principal payments due on non-convertible notes 2024 through 2028 and thereafter is as follows:

Year ended December 31,
2024	$3,511,490
2025	3,258,100
2026	1,529,119
2027	809,342
2028	785,128
Thereafter	18,712,982

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2023 and 2022, the Company owed accounts payable and accrued expenses of $6,100,449 and $5,035,330, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	December 31, 2023	December 31, 2022
Accounts Payable	$1,884,973	$1,548,847
Credit Cards	1,756	206,669
Accrued Interest	2,074,016	1,708,965
Accrued Expenses	2,139,704	1,570,849
Total Accounts Payable and Accrued Expenses	$6,100,449	$5,035,330

NOTE 10 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. As of December 31, 2023 and 2022, the Company owed payroll tax liabilities, including penalties, of $4,089,836 and $3,946,411, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

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

Upon effectiveness of the acquisition of Empire on October 1, 2021, the Company assumed $30,699 in ROU assets and $31,061 in lease liabilities for an office lease. Under the terms of the lease, Empire is required to pay $1,150 per month and increasing by 3% on April 1st of every year beginning on April 1, 2022. The lease had an expiration date of March 31, 2024 and Empire was required to make a security deposit of $1,150. The Company does not have an option to extend the lease. The Company cannot sublease the office under the lease agreements. The Company did not renew the lease.

On October 11, 2021, Empire entered into leasing agreements with a company owned by the Chief Executive Officer of Empire for the leasing of the Company’s Virginia Beach metal recycling location. Under the terms of the leases, Empire is required to pay $9,677 for the prorated first month and $15,000 per month for the facilities beginning November 1, 2021 and increasing by 3% on January 1st of every year thereafter. The lease had an expiration date of January 1, 2024 and the Company has two options to extend the leases by 5 years per option. In the event the Company does not exercise the options, the leases will continue on a month-to-month basis. The Company cannot sublease any of the properties under the lease agreements. The Company terminated the lease on August 1, 2023.

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

Effective February 1, 2022, the Company entered into an office space/land lease agreement with an entity owned by the Chief Executive Officer of Greenwave for the leasing of the Company’s Fairmont metal scrap yard located at 406 Sandy Street, Fairmont, NC 28340. Under the terms of the lease, the Company is required to pay $8,000 per month for the facility beginning February 1, 2022 and increasing by 3% on January 1, 2023. The lease had an expiration of January 1, 2024 and the Company has two options to extend the lease by 5 years per option. The Company also has the option to extend the term of the lease for an additional year for the next 5 years upon the same terms and conditions. In the event the Company does not exercise the options, the lease will continue on a month-to-month basis. The Company cannot sublease the property under the lease agreement. The Company terminated the lease on August 1, 2023.

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

On July 31, 2023, the Company terminated the leases for 12 scrap yards. There was a gain on termination of lease of $108,863 during the year ended December 31, 2023. Since August 1, 2023, the Company has been renting the land underlying 13 scrap yards from an entity controlled by the Company’s Chief Executive Officer, including the lease for the Chesapeake location described above, for an aggregate rent of $54,970 per month.

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

On April 1, 2021, Empire entered into a lease agreement for the leasing of certain equipment. Under the terms of the lease, Empire is required to pay $2,700 per month thereafter for a period of 24 months. The lease expired on March 31, 2023 and the Company does not have an option to renew or extend. The Company is responsible to any damage to the equipment under the terms of the lease.

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

ROU assets and liabilities consist of the following:

	December 31, 2023	December 31, 2022
ROU assets – related party	$103,822	$2,419,338
ROU assets	198,558	590,608
Total ROU assets	$302,380	$3,009,946

Current portion of lease liabilities – related party	$111,240	$2,742,140
Current portion of lease liabilities	89,731	232,236
Long term lease liabilities, net of current portion	94,943	116,262
Total lease liabilities	$295,914	$3,090,638

Aggregate minimum future commitments under non-cancelable operating leases and other obligations at December 31, 2023 were as follows:

Year ended December 31,
2024	$200,971
2025	67,545
2026	50,476
2027	14,430
Total Minimum Lease Payments	$333,422
Less: Imputed Interest	$(37,508)
Present Value of Lease Payments	$295,914
Less: Current Portion	$(200,971)
Long Term Portion	$-94,943

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2024. Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the years ended December 31, 2023 and 2022 was $2,263,374 and $2,619,300, respectively. At December 31, 2023, the leases had a weighted average remaining lease term of 3 years and a weighted average discount rate of 10%.

NOTE 13 – CONVERTIBLE NOTES PAYABLE

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

The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.60% to 149.08%, (3) risk-free interest rate of 4.18% - 4.70%, and (4) expected life of 5.01 years.

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

During the year ended December 31, 2023, there was amortization of debt discount of $2,219,221.

As of December 31, 2023, the carrying value of the convertible notes was $12,098,241, net of unamortized debt discount of $5,901,759.

As of December 31, 2023, the current and non-current portions of the note are $8,065,494 and $4,032,747, net unamortized debt discounts of $3,394,506 and $1,967,253, respectively.

The maturity date of the convertible notes outstanding at December 31, 2023 is:

Maturity Date	Principal Balance Due
2024	$12,000,000
2025	$6,000,000
Total Principal Outstanding	$18,000,000

NOTE 14 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

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

As of December 31, 2023, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2023 and 2022:

	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$-	$-

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$-	$-

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended December 31, 2023:

Balance, December 31, 2021	$44,024,242
Transfers out due to elimination of authorized share shortfall (reclassified to additional paid in capital)	(29,759,766)
Mark to market to February 17, 2022	(14,264,476)
Mark to market to December 31, 2022	-
Balance, December 31, 2022	$-
Mark to market to December 31, 2023	-
Balance, December 31, 2023	$-

Gain on change in derivative liabilities for the year ended December 31, 2023	$-

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

NOTE 15 – STOCKHOLDERS’ EQUITY

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

As of December 31, 2023 and 2022, there were 0 and 322 shares of Series Z Preferred Stock issued and outstanding.

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

During the year ended December 31, 2023, the Company issued 1,301,994 shares of common stock for the conversion and exchange of 322 shares of Series Z Preferred Stock.

During the year ended December 31, 2023, the Company issued 275,929 shares of common stock with a fair market value of $254,448 for services rendered and to be rendered under the Company’s employee stock option plan.

During the year ended December 31, 2023, the Company issued 1,551,428 shares of common stock for the exercise of warrants for cash proceeds of $15,511.

During the year ended December 31, 2023, the Company issued 361,487 shares of common stock for the cashless exercise of 367,079 warrants.

During the year ended December 31, 2023, the Company issued 2,511,166 shares of common stock for the sale of common stock for proceeds of $2,841,181, net offering costs of $348,000.

As of December 31, 2023 and 2022, there were 16,964,336 and 10,962,319 shares, respectively, of common stock issued and outstanding.

Additional Paid in Capital

During the year ended December 31, 2022, the Company credited additional paid in capital $21,115,910 for a deemed dividend for the trigger of certain price protection provisions in certain warrants upon uplisting to Nasdaq and issuance of additional warrants upon uplisting. See Note 16 – Warrants.

During the year ended December 31, 2022, the Company credited additional paid in capital $7,237,572 for a deemed dividend for the trigger of certain price protection provisions in its Series Z Preferred Stock upon uplisting to Nasdaq.

During the year ended December 31, 2022, the Company credited additional paid in capital $7,408,681 for the fair value of warrants issued for the waiver of certain liquidated damages. See Note 16 – Warrants.

During the year ended December 31, 2022, the Company credited additional paid in capital $462,556 for a deemed dividend for the voluntary repricing of certain warrants for the waiver of certain liquidated damages. See Note 16 – Warrants.

During the year ended December 31, 2023, the Company credited additional paid in capital $3,279,570 for a debt discount for the fair value of warrants issued in its senior secured debt offering. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 149.08%, (3) risk-free interest rate of 4.18%, and (4) expected life of 5.01 years.

During the year ended December 31, 2023, the Company credited additional paid in capital $753,567 for a debt discount for the fair value of warrants issued as commission for its senior secured debt offering. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 149.08%, (3) risk-free interest rate of 4.70%, and (4) expected life of 5.01 years.

During the year ended December 31, 2023, the Company credited additional paid in capital $5,022,200 for a deemed dividend for the triggering of certain price protection provisions in its senior secured debt. The Company estimated the fair value of the deemed dividend using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 150.05%, (3) risk-free interest rate of 4.70%, and (4) expected life of 2.95 years.

During the year ended December 31, 2023, the Company credited additional paid in capital $1,638,952 for a deemed dividend for the reduction in the exercise price of certain warrants. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.60% to 149.08%, (3) risk-free interest rate of 4.18% to 4.70% to 1.15%, and (4) expected life of 3.34 to 5.01 years.

NOTE 16 – WARRANTS

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

On July 31, 2023, the Company realized a debt discount of $3,279,570 for the fair value of warrants issued in its senior secured debt offering.

During the year ended December 31, 2023, the Company credited additional paid in capital $753,567 for a debt discount for the fair value of warrants issued as commission for its senior secured debt offering.

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

A summary of the warrant activity for the years ended December 31, 2023 and 2022 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,752,941	$19.77	4.86	$11,650
Granted	7,042,525	$5.50
Exercised	-
Expired/Canceled/Exchanged	(37,756)	$40.00
Outstanding at December 31, 2022	9,757,710	$5.61	4.14	$635
Granted	10,811,43 3	$0.62
Exercised	(1,918,507)	$0.01
Expired/Canceled/Exchanged	(834)	$0.12
Outstanding at December 31, 2023	18,649,802	$0.89	3.99	$1,388,582
Exercisable at December 31, 2023	18,649,802	$0.89	3.99	$1,388,582

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$0.01	2,501,950	4.59	2,501,950
1.02	15,645,619	3.87	15,645,619
1.28	502,233	4.64	502,233
	18,649,802	3.99	18,649,802

The aggregate intrinsic value of outstanding stock warrants was $1,388,582, based on warrants with an exercise price less than the Company’s stock price of $0.57 as of December 31, 2023 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 17 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), our 2021 Equity Incentive Plan in September 2021 (“2021 Plan”), our 2022 Equity Incentive Plan in November 2022, and our 2023 Equity Incentive Plan in October 2023 (“2023 Plan”, and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2017 Plan, 2018 Plan, 2021 Plan, and 2022 Plan, the “Plans”). The Plans are identical, except for the number of shares reserved for issuance under each. As of December 31, 2023, the Company had granted an aggregate of 490,296 securities under the Plans since inception, with 891,371 shares available for future issuances.

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

There were no options issued during the years ended December 31, 2023 and 2022.

A summary of the stock option activity for the years ended December 31, 2023 and 2022 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	92,166	$148.11	5.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	-
Outstanding at December 31, 2022	92,166	$148.11	4.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	-
Outstanding at December 31, 2023	92,166	$148.11	3.49	$-
Exercisable at December 31, 2023	92,166	$148.11	3.49	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$23.00-75.00	44,368	4.26	44,368
75.01-150.00	6,476	3.26	6,476
150.01-225.00	6,079	2.68	6,079
225.01-300.00	33,133	2.70	33,133
300.01-600.00	2,110	2.60	2,110
	92,166		92,166

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price greater than the Company’s stock price of $0.57 as of December 31, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that were vested as of the year ended December 31, 2023 and 2022 was $0 and $0, respectively. Unrecognized compensation expense of $0 as of December 31, 2023 will be expensed in future periods

NOTE 18 – INCOME TAXES

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

At December 31, 2023, the Company has available for income tax purposes of approximately $47,264,135 and $34,856,380 in federal net operating loss (NOL) carry forward which begin expiring in the year 2033 and with no expiration, respectively, that may be used to offset future taxable income. Further, the Company has available for income tax purposes of approximately $61,608,152 and $20,512,363 in Colorado and Virginia, respectively, state net operating loss (NOL) carry forward which begin expiring in the year 2033, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the year ended December 31, 2023, the Company has decreased the valuation allowance from $32,743,435 to $24,097,749.

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

The Company is required to file income tax returns in the U.S. Federal jurisdiction and the state of Virginia. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2015.

The Company’s deferred taxes as of December 31, 2023 and 2022 consist of the following:

	2023	2022
Deferred Tax Assets/(Liability) Detail
Stock Compensation	$-	$52,313
Amortization	-	156,072
Depreciation	3,556,478	1,180
Interest	-	1,213,854
Change in Fair Market Value of Derivative Liabilities	-	14,264,476
Accrued bonus	67,500	-
NOL Deferred Tax Asset	20,473,771	17,055,540
Valuation allowance	(24,097,749)	(32,743,435)
Total gross deferred tax assets	-	-

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

NOTE 19 – RELATED PARTY TRANSACTIONS

Agreements with Danny Meeks and Affiliates of Danny Meeks

From January 1 to August 31, 2022, the Company leased 13 scrap yard facilities by an entity controlled by the Company’s Chief Executive Officer. On April 1, 2022, the Company entered into amendments to the leases for its Kelford and Carrolton yards, increasing the monthly rent payments by an aggregate of $50,000 per month for use of an automotive shredder and downstream processing system, respectively, being installed on those properties, increasing by 3% on January 1st of every year for the duration of the leases. On September 1, 2022, the Company terminated the lease for its Portsmouth yard on account of the Company purchasing the land underlying the lease, reducing the lease payment by $11,200 per month.

During the year ended December 31, 2022, the Company paid rents of $2,483,217 to an entity controlled by the Company’s Chief Executive Officer. Additionally, during the year ended December 31, 2022, the Company paid $122,866 in accrued rents owed to an entity controlled by the Company’s Chief Executive Officer at December 31, 2021. As of December 31, 2022, the Company owed $317,781 in accrued rent to an entity controlled by the Company’s Chief Executive Officer.

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

From January 1 to July 31, 2023, the Company leased 13 scrap yard facilities and equipment from an entity controlled by the Company’s Chief Executive Officer, including the lease for the Chesapeake location described above. During the year ended December 31, 2023, the Company had a rent expense of $1,640,912, to an entity controlled by the Company’s Chief Executive Officer. Further, during the year ended December 31, 2023, an entity controlled by the Company’s Chief Executive Officer made an insurance down payment of $105,000 and debt payments of $189,615 on behalf of the Company. As of December 31, 2023 and December 31, 2022, the Company owed $2,070,402 and $317,781, respectively, in accrued rent and reimbursements to an entity controlled by the Company’s Chief Executive Officer.

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

On July 31, 2023, the Company entered into a Bill of Sale (the “Bill of Sale”) with DWM Properties LLC (“DWM”), an entity wholly-owned by Danny Meeks, the Company’s Chief Executive Officer, pursuant to which the Company agreed to purchase certain assets held by DWM in exchange for the issuance of a secured promissory note to DWM (the “DWM Note”) in an aggregate principal amount equal to $17,218,350. The assets included two automotive shredders and a downstream processing system with a cost basis of $7,367,500 and a fair value of $17,218,350. The Company has recorded the equipment on its financial statements at its cost basis and recognized a $9,850,850 loss on asset during the year ended December 31, 2023. The equipment was purchased in 2022. The transaction was negotiated at arms-length. The DWM Note bears interest at a rate of 7% per annum and matures on the twentieth (20th) anniversary of the issuance thereof. Interest on the DWM Note is payable on the first business day of each calendar month, provided that commencing on the first business day of the calendar month following the date on which no Senior Notes remain outstanding, the Company shall pay to DWM equal payments of interest and principal until the DWM Note is repaid in its entirety. The Company made payments of $0 and $498,625 towards the principal and interest, respectively, during the year ended December 31, 2023. As of December 31, 2023, the note had a balance of $17,218,350.

On July 31, 2023, the Company assigned the remaining balance of $523,303 of a secured promissory note to DWM Properties, LLC, which is controlled by the Company’s Chief Executive Officer.

During the year ended December 31, 2023, the Company provided $68,485 in hauling services to an entity controlled by the Company’s Chief Executive Officer, for which the Company received payment in full.

During the year ended December 31, 2023, the Company paid an entity controlled by the Company’s Chief Executive Officer $409,556 for hauling services rendered to the Company. During the year ended December 31, 2023, the Company paid an entity controlled by the Company’s Chief Executive Officer $29,635 for materials sold to the Company.

NOTE 20 – SUBSEQUENT EVENTS

From January 1 to March 20, 2024, the Company issued 10,864,690 shares for the conversion of convertible debt in the principal amount of $2,066,740.

From January 1 to March 17, 2024, the Company issued 2,258,088 shares for the exercise of warrants for proceeds of $22,581.

On March 18, 2024, the Company extended warrant exercise inducement offer letters (the “Inducement Letters”) to the holders (the “Holders”) of its existing warrants to purchase shares of the Company’s common stock (the “Existing Warrants”), pursuant to which the Holders can exercise for cash their Existing Warrants to purchase an aggregate of up to 16,147,852 shares of the Company’s common stock, in the aggregate, at an exercise price of $0.204 per share, in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) on the terms described below, to purchase up to 32,295,704 shares of the Company’s common stock (the “Inducement Warrant Shares”). If Holders exercise all their Existing Warrants for cash, the Company would receive aggregate gross proceeds of approximately $3,294,161. Holders of Existing Warrants must return the Inducement Letter along with exercising all or part of the Existing Warrants on or before 5:00 p.m. Eastern Time on March 26, 2024 (the “Final Closing Date”) to receive the Inducement Warrants.

From March 18 to March 26, 2024, the Company issued 13,978,361 shares with an additional 40,758 shares to be issued for the exercise of warrants for proceeds of $2,809,568. The Company issued 27,544,788 Inducement Warrants to the existing warrant holders who exercised during the inducement period.

On March 29, 2024, the Company entered into an exchange agreement with DWM Properties LLC (the “Holder”), whereby the Company and Holder agreed to exchange $10,000,000 of that certain Secured Promissory Note, dated July 31, 2023, issued by the Company to the Holder for 1,000 shares of the Company’s newly created Series D Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible into the Company’s common stock at $0.204 per share, subject to adjustment as set forth therein, except the Preferred Stock is not convertible until such time as the currently outstanding senior secured indebtedness of the Company has been satisfied in full. In addition, the Company has the right to redeem the Preferred Stock in cash or shares of its Common Stock. The Preferred Stock has a stated value of $10,000 per share, has no voting rights, and does not bear dividends.

On March 15, 2024, the Company entered into leasing agreements for a scrap yard located at 3030 E 55th Street, Cleveland, OH 44127. Under the terms of the lease, the Company is required to pay $17,000 from March 1, 2024 to February 28, 2025; $23,000 from March 1, 2025 to February 28, 2026; $23,000 from March 1, 2026 to February 28, 2027; $23,000 from March 1, 2027 to February 28, 2028; and increasing by the greater of 3% and the CPI every 12 months thereafter until the expiration of the lease. The lease is for a period of five years, include two options to extend for five years each, and the Company was required to make a security deposit of $17,000. The Company has the option to purchase the property for $3,277,000 until February 28, 2024.

