Form 10-Q
period 2024-06-30
Greenwave Technology Solutions, Inc.
filed 2024-08-19
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the period ended June 30, 2024

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

As of August 13, 2024, there were 20,215,963 shares of the registrant’s common stock issued and outstanding.

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

ii

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)

ASSETS
Current assets:
Cash	$24,303,114	$1,546,159
Inventories	1,123,402	200,428
Accounts receivable	810,123	646,413
Prepaid expenses	754,174	296,761
Total current assets	26,990,813	2,689,761

Property and equipment, net	18,000,114	16,569,125
Property and equipment, net - purchased from related-party	9,963,346	6,926,315
Operating lease right of use assets, net - related party	53,223	103,822
Operating lease right of use assets, net	1,164,560	198,558
Licenses, net	15,423,650	16,487,350
Intellectual property, net	1,366,200	1,669,800
Customer List, net	1,623,275	1,735,225
Security deposit	31,893	31,893

Total assets	$74,617,074	$46,411,849

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Bank overdraft	$354,347	$118,763
Accounts payable and accrued expenses	5,472,787	6,100,449
Accrued payroll and related expenses	4,009,213	4,089,836
Non-convertible notes payable, current portion, net of unamortized debt discount of $741,500 and $500,250, respectively	2,674,915	2,623,561
Convertible notes payable, current portion, net of unamortized debt discount of $- and $3,934,506, respectively	-	8,065,494
Due to related parties	-	2,070,402
Operating lease obligations, current portion - related party	55,620	111,240
Operating lease obligations, current portion	297,773	89,731
Total current liabilities	12,864,655	23,269,476

Operating lease obligations, less current portion	883,701	94,943
Related party note payable	-	17,218,350
Convertible notes payable, net of unamortized debt discount of $- and $1,967,253, respectively	-	4,032,747
Non-convertible notes payable, net of unamortized debt discount of $1,329,692 and $1,965,113, respectively	4,796,781	6,250,481
Total liabilities	18,545,137	50,865,997

Commitments and contingencies (See Note 13)

Stockholders’ equity (deficit):
Preferred stock - 10,000,000 shares authorized
Common stock, $0.001 par value, 1,200,000,000 and 500,000,000 shares authorized; 12,750,628 and 113,096 shares issued and outstanding, respectively	12,751	113
Additional paid in capital	529,193,370	391,411,896
Accumulated deficit	(473,134,184)	(395,866,157)
Total stockholders’ equity (deficit)	56,071,937	(4,454,148)

Total liabilities and stockholders’ equity (deficit)	$74,617,074	$46,411,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$7,881,895	$9,416,274	$16,386,672	$18,459,696

Cost of Revenues	5,598,040	6,117,420	10,838,556	10,434,231

Gross Profit	2,283,855	3,298,854	5,548,116	8,025,465

Operating Expenses:
Advertising	-	10,329	2,374	15,851
Payroll and related expense	1,705,823	1,497,279	3,443,851	3,448,538
Rent, utilities and property maintenance ($584,505 and $675,051; $777,225 and $1,350,103 to related party, respectively)	844,260	1,033,518	1,288,132	2,057,227
Hauling and equipment maintenance	1,774,273	569,416	2,375,835	1,820,133
Depreciation and amortization expense	1,652,232	1,350,728	3,291,047	2,619,581
Consulting, accounting and legal	1,621,874	202,174	2,234,145	475,247
Stock based compensation for services	2,716,008	-	3,004,909	-
Stock compensation	20,833		41,666
Other general and administrative expenses	909,724	725,687	1,639,054	1,614,341
Total Operating Expenses	11,245,027	5,389,131	17,321,013	12,050,918

Loss From Operations	(8,961,172)	(2,090,277)	(11,772,897)	(4,025,453)

Other Income (Expense):
Interest expense and amortization of debt discount	(2,497,911)	(891,849)	(4,692,140)	(3,057,353)
Gain on tax credit	-	717,064	-	717,064
Other gain (loss)	-	-	1,351	-
Equity issued for warrant inducement	-	-	(3,029,927)	-
Loss on extinguishment of debt	(16,351,827)	-	(16,351,827)	-
Shares issued for financing	-	-	(52,182)	-
Change in fair value of derivative liabilities	48,314,949	-	48,314,949	-
Gain (loss) on conversion of convertible notes	(14,237,678)	-	(14,213,480)	-
Gain on settlement of non-convertible notes payable and advances	1,056,962	-	1,056,962	75,005
Total Other Income (Expense)	16,284,495	(174,785)	11,033,706	(2,265,284)

Net Income (Loss) Before Income Taxes	7,323,323	(2,265,062)	(739,191)	(6,290,737)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Income (Loss)	7,323,323	(2,265,062)	(739,191)	(6,290,737)

Deemed dividend for the reduction of exercise price of warrants	(51,130,572)	-	(52,574,896)	-
Deemed dividend for the reduction of the conversion price of a debt note	-	-	(23,953,940)	-

Net Loss Available to Common Stockholders	$(43,807,249)	$(2,265,062)	$(77,268,027)	$(6,290,737)

Net Loss Per Common Share:
Basic	$(8.383)	$(30.20)	$(28.97)	$(84.03)
Diluted	$(8.43)	$(30.20)	$(28.97)	$(84.03)

Weighted Average Common Shares Outstanding:
Basic	(5,229,539)	75,005	2,667,275	74,867
Diluted	5,195,391	75,005	2,667,275	74,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Preferred Stock Series D to be				Common Stock			Additional
	Issued		Common Stock		to be Issued		Subscription	Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	In Capital	Deficit	Total

Balance at December 31, 2023	-	$-	113,096	$113	-	$-	$-	$391,411,896	$(395,866,157)		$(4,454,148)
Exchange of non-convertible note into shares of Series D Preferred	1,000	$1	-	-	-	-	-	$9,999,999	-		$10,000,000
Sale of Common stock and warrants issued for cash, net of fees	-	-	8,149,250	$8,149	-	-	-	$40,360,966	-		$40,369,115
Common stock issued for the conversion of convertible debt notes	-	-	2,890,818	$2,891	-	-	-	$37,950,413	-		$37,953,304
Common stock issued for the exercise of warrants for cash, net of fees	-	-	108,515	$109	-	-	-	$2,834,632	-		$2,834,741
Equity issued for services	-	-	-	-	-	-	-	$3,004,909	-		$3,004,909
Equity issued for warrant inducement	-	-	-	-	-	-	-	$3,029,927	-		$3,029,927
Modification of conversion feature on convertible debt	-	-	-	-	-		-	$12,388,229	-		$12,388,229
Deemed dividend for the reduction of the conversion price of a debt note	-	-	-	-	-	-	-	$23,953,940	$(23,953,940)		-
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	-	-	-	$52,574,896	$(52,574,896)		-
Exchange of Series D Preferred into Common	(1,000)	$(1)	1,333,333	$1,333	-	-	-	$(1,332)	-	$
Establishment of derivative liabilities due to authorized share shortfall	-	-	-	-	-	-	-	$(64,951,789)	-		$(64,951,789)
Settlement of derivative liabilities upon stock split	-	-	-	-	-	-	-	$16,636,840	-		$16,636,840
Rounding for share adjusted in reverse split	-	-	155,616	$156	-	-	-	$(156)	-		-
Net loss	-	-	-	-	-	-	-	$-	$(739,191)		$(739,191)

Balance at June 30, 2024	-	$-	12,750,628	$12,751	-	$-	$-	$529,193,370	$(473,134,184)		$56,071,937

	Preferred Stock Series D to be				Common Stock			Additional
	Issued		Common Stock		to be Issued		Subscription	Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	In Capital	Deficit	Total

Balance at March 31, 2024	1,000	$1	292,432	$292	1,609	$2	$(67,923)	$435,006,088	$(429,326,935)	$5,611,525
Exchange of Series D Preferred into Common	(1,000)	$(1)	1,333,333	$1,333	-	-	-	$(1332)	-	$0)
Common stock issued for the conversion of convertible debt notes	-	-	2,818,387	$2,818	-	-	-	$35,907,943	-	$35,910,761
Sale of Commons Shares and Warrants for Cash	-	-	8,150,859	$8,151	(1,609)	(2)	67,923	$40,360,966	-	$40,437,039
Equity issued for services	-	-	-	-	-	-	-	$2,716,009	-	$2,716,009
Modification of conversion feature on debt	-	-	-	-	-	-	-	$12,388,229	-	$12,388,229
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	-	-	-	$51,130,572	$(51,130,572)	-
Establishment of derivative liabilities due to authorized share shortfall	-	-	-	-	-	-	-	$(64,951,789)	-	$(64,951,789)
Settlement of derivative liabilities upon stock split	-	-	-	-	-	-	-	$16,636,840	-	$16,636,840
Rounding for share adjusted in reverse split	-	-	155,616	$156	-	-	-	$(156)	-	-
Net income	-	-	-	-	-	-	-	-	$7,323,323	$7,323,323
Balance at June 30, 2024	-	$-	12,750,628	$12,751	-	$-	$-	$529,193,370	$(473,134,184)	$56,071,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Preferred Stock				Additional
	Series Z		Common Stock		Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2022	322	$-	73,082	$73	$377,606,507	$(362,269,015)	$15,337,565
Issuance of common stock upon conversion of Series Z Preferred	(72)	-	1,923	$2	$(1)	-	$1
Net loss	-	-	-	-	-	$(6,290,737)	$(6,290,737)
Balance at June 30, 2023	250	$-	75,005	$75	$377,606,506	$(368,559,752)	$9,046,829

	Preferred Stock				Additional
	Series Z		Common Stock		Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at March 31, 2023	250	$-	75,005	$75	$377,606,506	$(366,294,690)	$11,311,891
Net loss	-	-	-	-	-	$(2,265,062)	$(2,265,062)
Balance at June 30, 2023	250	$-	75,005	$75	$377,606,506	$(368,559,752)	$9,046,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(739,191)	$(6,290,737)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of intangible assets	3,291,047	2,619,581
Amortization of right of use assets, net - related-party	49,960	1,140,331
Amortization of right of use assets, net	104,935	184,757
Interest and amortization of debt discount	4,692,140	3,057,053
Loss on conversion of debt	14,213,480	-
Gain on settlement of non-convertible notes payable and advances	(1,056,962)	(75,005)
Stock based compensation	41,666	-
Equity issued for warrant inducement	3,029,927	-
Loss on extinguishment	16,351,827	-
Change in fair value of derivative liability	(48,314,949)	-
Warrants issued for financing	3,004,909	-
Changes in operating assets and liabilities:
Due to related party	(5,652,583)	1,608,189
Inventories	(922,974)	70,037
Accounts receivable	(301,210)	(11,301)
Prepaid expenses	(499,079)	(596,646)
Security deposit	-	(25,000)
Accounts payable and accrued expenses	(1,143,496)	503,252
Accrued payroll and related expenses	(105,131)	179,206
Principal payments made on operating lease liability - related-party	-	(1,269,496)
Principal payments made on operating lease liability	(129,118)	(40,425)

Net cash (used in) provided by operating activities	(14,084,802)	1,053,796

Cash flows from investing activities:
Purchases of property and equipment	(2,560,135)	(826,422)
Net cash used in investing activities	(2,560,135)	(826,422)

Cash flows from financing activities:
Bank overdrafts	235,584	180,337
Proceeds from issuance of common stock with warrants	40,369,116	-
Proceeds from warrant exercises	2,834,632	-
Repayment of convertible notes	(1,497,083)	-
Proceeds from issuance of non-convertible notes payable	-	1,000,000
Repayment of a non-convertible notes payable	(1,845,919)	(1,301,846)
Proceeds from factoring	2,843,950	3,746,109
Repayments of factoring	(3,538,388)	(4,298,827)
Net cash provided by (used in) financing activities	39,401,892	(674,227)

Net increase (decrease) in cash	22,756,955	(446,853)

Cash, beginning of year	1,546,159	821,804

Cash, end of period	$24,303,114	$374,951

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$327,339	$49,296
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend for conversion price reduction of note	$23,953,940	$-
Factoring proceeds utilized for payoff of factoring liabilities	$-	$5,004,393
Equipment purchased by issuance of non-convertible notes payable	$-	$3,059,634
Deemed dividend for exercise price reduction of warrants	$52,574,896	$-
Exchange of notes to Series D Preferred	$10,000,000	$-
Increase in right of use assets and operating lease liabilities	$1,070,298	$199,466
Common shares issued upon conversion of Series Z Preferred	$-	$289
Common shares issued for exchange of Series D	$1,333,333	$-
Rounding for reverse split	$156	$-
Legal fees paid out of warrant exercise	$139,955	$-
Common shares issued upon conversion of convertible notes and accrued interest	$2,890,818	$-
Assets purchased from DWM Properties	$3,582,181
Asset purchases adjusted from accounts receivable	$137,500
Advance for asset by issuance of notes	$-	$162,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

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

On May 29, 2024, the “Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of its issued common stock, par value $0.001 per share (“Common Stock”), in the ratio of 1-for-150 (the “Reverse Stock Split”), which was effective at 11:59 p.m. eastern on May 31, 2024. All common share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three and six months ended June 30, 2024 and 2023, its cash flows for the six months ended June 30, 2024 and 2023, and its financial position as of June 30, 2024 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2024, the Company had cash of $24,303,114 and a working capital (current assets in excess of current liabilities) of $14,126,157. The accumulated deficit as of June 30, 2024 was $(473,134,184). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favourable to it or its stockholders and require significant debt service payments, which diverts resources from other activities. The Company’s ability to raise additional capital will be impacted by market conditions and the price of the Company’s common stock.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used in the calculation of stock-based compensation, payroll tax liabilities with interest and penalties, deemed dividends, allowance for doubtful accounts, assumptions used in right-of-use and lease liability calculations, impairments of intangible assets acquired in business combination, estimated useful life of long-lived assets and finite life tangible assets, derivative liability, extinguishment & modification of debt and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of June 30, 2024 and December 31, 2023, the uninsured balances amounted to $24,874,999 and $1,267,659, respectively.

Accounts Receivable

Accounts receivable represent amounts primarily due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for credit losses, are recorded at the invoiced amount and do not bear interest. The Company delivers shipments of scrap metal to customers and typically receives payment within 45 days of delivery.

The Company evaluates the collectability of its accounts receivable based on a combination of factors, including the aging of customer receivable balances, the financial condition of the Company’s customers, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. As of June 30, 2024 and December 31, 2023, the accounts receivable balances amounted to $810,123 and $646,413, respectively.

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

The Company realizes revenue upon the fulfilment of its performance obligations to customers.

Inventories

Although we ship the ferrous and non-ferrous metals we purchase from suppliers multiple times per day, we do maintain inventories. We calculate the value of the inventories we do carry, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the value of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $1,123,402 and $ 200,428, respectively, as of June 30, 2024 and December 31, 2023. See Note 5 – Inventories.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $0 and $10,329 for the three months ended June 30, 2024 and 2023, respectively. Advertising costs were $2,374 and $15,851 for the six months ended June 30, 2024 and 2023, respectively.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For stock-based awards to employees, non-employees and directors, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviours and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. As of June 30, 2024 and December 31, 2023, the Company had accruals reported on the balance sheet as current liabilities of $0 and $0, respectively, as the Company had paid all civil penalties and completed all remediation activities required under the Virginia DEQ Consent Order dated June 30, 2021.

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

Factoring Agreements

We have entered into factoring agreements with various financial institutions to receive cash for our future revenues. These transactions are treated as a debt instrument and are accounted for as a liability because the Company makes weekly payments towards the balance and fees. We utilize factoring arrangements as an integral part of our financing for working capital. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition. As of June 30, 2024 and December 31, 2023, the Company owed $0 and $0, net of unamortized debt discounts of $0 and $0, respectively for factoring advances. See Note 8 – Factoring Advances and Non-Convertible Notes Payable.

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

The computation of basic and diluted income (loss) per share, for the three and six months ended June 30, 2024 and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities are as follows:

	June 30, 2024	June 30, 2023
Common shares issuable upon conversion of convertible notes	-	-
Options to purchase common shares	754	754
Warrants to purchase common shares	27,216,777	65,046
Common shares issuable upon conversion of preferred stock	-	6,757
Total potentially dilutive shares	27,217,531	72,557

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – CONCENTRATIONS OF RISK

Accounts Receivable

The Company has a concentration of credit risk with its accounts receivable balance. At June 30, 2024, four certain large customers individually accounted for $213,179, $161,569, $120,900, and $48,224, or 26.31%, 19.94%, 14.92% and 5.95%, respectively. At December 31, 2023, six certain large customers individually accounted for $154,090, $95,510, $95,219, $62,057, $59,932, and $54,007, or 23.84%, 14.78%, 14.74%, 9.60%, 9.27%, and 8.35%, respectively.

Customer Concentrations

The Company has a concentration of customers.

For the three months ended June 30, 2024, three customers individually accounted for $4,281,770, $569,466 and $443,232, or approximately 54%, 7% and 6% of our revenues, respectively. For the three months ended June 30, 2023, three customers individually accounted for $5,999,544, $538,219 and $486,488, or approximately 64%, 6% and 5% of our revenues, respectively.

For the six months ended June 30, 2024, two customers individually accounted for $9,969,834 and $1,047,714, or approximately 61% and 6% of our revenues, respectively. For the six months ended June 30, 2023, two customers individually accounted for $11,199,670 and $1,023,112, or approximately 61% and 6% of our revenues, respectively.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 5 – INVENTORIES

Inventories as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Processed and unprocessed scrap metal	$1,123,402	$200,428
Finished products	-	-
Inventories	$1,123,402	$200,428

NOTE 6 – PROPERTY AND EQUIPMENT

On June 5, 2024, the Company entered into a Bill of Sale with DWM Properties LLC, an entity wholly-owned by Danny Meeks, the Company’s Chief Executive Officer, pursuant to which the Company agreed to purchase certain vehicles held by DWM in exchange for $3,582,181. The equipment included 27 trucks which enabled the Company to rapidly expand its fleet of trucks offering hauling services to clients, as well as transporting its scrap metal products to customers. The Company has recorded the equipment on its financial statements at the lesser of its cost basis and depreciated value.

Property and equipment as of June 30, 2024 and December 31, 2023 is summarized as follows:

	June 30, 2024	December 31, 2023
Machinery and Equipment	$18,150,961	$18,028,893
Furniture and Fixtures	6,128	6,128
Land	980,129	980,129
Buildings	724,170	724,170
Vehicles	12,593,667	7,149,919
Leaseholder Improvements	1,862,593	1,862,593
Subtotal	34,317,648	28,751,832

Less accumulated depreciation	(6,354,188)	(5,256,392)
Property and equipment, net	$27,963,460	$23,495,440

Depreciation expense for the three months ended June 30, 2024 and 2023 was $912,607 and $611,103, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $1,811,797 and $1,140,331, respectively. During the six months ended June 30, 2024, the Company wrote off its fully depreciated equipment in the amount of $714,000.

NOTE 7 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	June 30, 2024
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated remaining useful life
Intellectual Property	$3,036,000	$(1,669,800)	$1,366,200	2.50 years
Customer List	2,239,000	(615,725)	1,623,275	7.50 years
Licenses	21,274,000	(5,850,350)	15,423,650	7.50 years
Total intangible assets, net	$26,549,000	$(8,135,875)	$18,413,125

	December 31, 2023			Remaining
	Gross carrying amount	Accumulated amortization	Carrying value	estimated useful life
Intellectual Property	$3,036,000	$(1,366,200)	$1,669,800	3 years
Customer List	2,239,000	(503,775)	1,735,225	8 years
Licenses	21,274,000	(4,786,650)	16,487,350	8 years
Total intangible assets, net	$26,549,000	$(6,656,625)	$19,892,375

Amortization expense for intangible assets was $739,625 and $739,625 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $1,479,250 and $1,479,250 for the six months ended June 30, 2024 and 2023, respectively.

Total estimated amortization expense for our intangible assets for the years 2024 through 2028 is as follows:

Year ended December 31,
2024 (remaining)	$1,479,250
2025	2,958,500
2026	2,806,700
2027	2,351,300
2028	2,351,300
Thereafter	6,466,075

NOTE 8 – FACTORING ADVANCES AND NON-CONVERTIBLE NOTES PAYABLE

Factoring Advances

On February 1, 2024, the Company entered into a revenue factoring advance in the principal amount of $1,340,000 for a purchase price of $970,000. There was an origination fee of $30,000. There were cash proceeds of $970,000 during the six months ended June 30, 2024. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $25,800 through January 2025. The advance matured on January 23, 2025. There was amortization of debt discount of $309,344 during the three months ended June 30, 2024. There was amortization of debt discount of $370,000 during the six months ended June 30, 2024. The Company made cash repayments of $606,400 during the six months ended June 30, 2024. The Company realized a $733,600 gain on settlement during the three and six months ended June 30, 2024. As of June 30, 2024, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0. The advance is retired.

On February 7, 2024, the Company entered into a revenue factoring advance in the principal amount of $822,000 for a purchase price of $572,950. There was an origination fee of $27,050. There were cash proceeds of $572,950 during the six months ended June 30, 2024. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $30,444 through August 2024. The advance matured on August 31, 2024. There was amortization of debt discount of $184,975 during the three months ended June 30, 2024. There was amortization of debt discount of $249,050 during the six months ended June 30, 2024. The Company made cash repayments of $668,556 during the six months ended June 30, 2024. There was a gain on settlement $153,444 during the three and six months ended June 30, 2024. As of June 30, 2024, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0. The advance is retired.

On February 29, 2024, the Company entered into a revenue factoring advance in the principal amount of $559,600 for a purchase price of $376,000. There was an origination fee of $24,000. There were cash proceeds of $376,000 during the six months ended June 30, 2024. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $25,436 through July 2024. The advance matured on July 15, 2024. There was amortization of debt discount of $142,055 during the three months ended June 30, 2024. There was amortization of debt discount of $183,600 during the six months ended June 30, 2024. The Company made cash repayments of $544,745 during the six months ended June 30, 2024. There was a gain on settlement $14,855 during the three and six months ended June 30, 2024. As of June 30, 2024, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0. The advance is retired.

On March 7, 2024, the Company entered into a revenue factoring advance in the principal amount of $1,499,000 for a purchase price of $700,000. There was an origination fee of $300,000. There were cash proceeds of $700,000 during the six months ended June 30, 2024. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $125,000 through June 2024. The advance matured on June 6, 2024. There was amortization of debt discount of $590,565 during the three months ended June 30, 2024. There was amortization of debt discount of $799,000 during the six months ended June 30, 2024. The Company made cash repayments of $1,375,000 during the six months ended June 30, 2024. There was a gain on settlement $124,000 during the three and six months ended June 30, 2024. As of June 30, 2024, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0. The advance is retired.

On March 7, 2024, the Company entered into a revenue factoring advance in the principal amount of $374,750 for a purchase price of $225,000. There was an origination fee of $25,000. There were cash proceeds of $225,000 during the six months ended June 30, 2024. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $23,422 through July 2024. The advance matured on July 7, 2024. There was amortization of debt discount of $120,291 during the three months ended June 30, 2024. There was amortization of debt discount of $149,750 during the six months ended June 30, 2024. The Company made cash repayments of $343,688 during the six months ended June 30, 2024. There was a gain on settlement $31,062 during the three and six months ended June 30, 2024. As of June 30, 2024, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0. The advance is retired.

The remaining advances are for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of June 30, 2024 and December 31, 2023, the Company owed $85,000 for Simple Agreements for Future Tokens.

Non-Convertible Notes Payable

On April 11, 2022, the Company entered into a vehicle financing agreement with GM Financial for the purchase of a vehicle for use by the Company’s Chief Executive Officer in the principal amount of $74,186. GM Financial financed $65,000 of the purchase price of the vehicle and the Company was required to make a $10,000 down payment. There was a $2,400 rebate applied to the purchase price. The Company is required to make 60 monthly payments of $1,236. During the six months ended June 30, 2024 and 2023, the Company made $14,197 and $11,928 in payments towards the financing agreement, respectively. There was amortization of debt discount of $894 and $884 during the six months ended June 30, 2024 and 2023, respectively. As of June 31, 2024 and December 31, 2023, the financing agreement had a balance of $21,209 and $34,312, net an unamortized debt discount of $5,204 and $6,298, respectively.

On April 21, 2022, the Company entered into a secured promissory note in the principal amount of $964,470 for the financing and installation of a piece of equipment in the amount $750,000. The Company is required to make monthly payments in the amount $6,665 through October 2022 and monthly payments of $19,260 until October 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on October 21, 2026. During the six months ended June 30, 2024 and 2023, the Company made $124,767 and $113,895 in payments towards the note, respectively. There was amortization of debt discount of $19,016 and $23,482 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the note had a balance of $350,178 and $455,929 net an unamortized debt discount of $88,081 and $107,097, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $8,906 and $8,285 during the six months ended June 30, 2024 and 2023, respectively. The Company made interest payments of $17,950 and $18,571 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the note had a principal balance of $570,320 and $579,227 and accrued interest of $2,945 and $2,991 respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $8,906 and $8,285 during the six months ended June 30, 2024 and 2023, respectively. The Company made interest payments of $17,950 and $18,571 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the note had a principal balance of $570,320 and $579,227 and accrued interest of $2,945 and $2,991 respectively.

On September 14, 2022, the Company entered into a secured promissory note in the principal amount of $2,980,692 for a purchase price of $2,505,000. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount $82,797 through September 2025. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on September 14, 2025. There was amortization of debt discount of $50,097 and $79,018 during the six months ended June 30, 2024 and 2023, respectively. There were payments of $536,788 and $579,579 towards the note during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the note had a balance of $782,101 and $1,268,792 net an unamortized debt discount of $121,388 and $171,484, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,539,630 for a purchase price of $1,078,502. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,410 through March 2023 and then monthly payments in the amount of $20,950 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $52,790 and $36,096 during the six months ended June 30, 2024 and 2023, respectively. There were payments of $135,914 and $82,236 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the note had a balance of $714,302 and $797,427 net an unamortized debt discount of $299,215 and $352,005, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,560,090 for a purchase price of $1,092,910. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,630 through March 2023 and then monthly payments in the amount of $21,225 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $78,857 and $36,570 during the six months ended June 30, 2024 and 2023. respectively. There were payments of $137,698 and $84,970 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the note had a balance of $747,108 and $805,949 net an unamortized debt discount of $278,307 and $357,164, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,597,860 for a purchase price of $1,119,334. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,860 through March 2023 and then monthly payments in the amount of $21,740 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $35,040 and $37,458 during the six months ended June 30, 2024 and 2023, respectively. There were payments of $141,239 and $86,920 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the note had a balance of $721,296 and $827,495 net an unamortized debt discount of $329,029 and $364,069, respectively.

On December 15, 2022, the Company entered into a secured promissory note in the principal amount of $1,557,435 for a purchase price of $1,093,380. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,585 through March 2023 and then monthly payments in the amount of $21,190 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 15, 2029. There was amortization of debt discount of $36,604 and $18,302 during the six months ended June 30, 2024 and 2023, respectively. There were payments of $137,365 and $63,530 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the note had a balance of $704,366 and $807,900, net an unamortized debt discount of $319,536 and $353,367, respectively.

On January 10, 2023, the Company entered into a secured promissory note in the principal amount of $1,245,018 for a purchase price of $1,021,500. The note is secured by certain assets of the Company. There were cash proceeds of $1,000,000. The Company is required to make monthly payments in the amount of $10,365 through March 2023 and then monthly payments in the amount of $34,008 through March 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 10, 2026. There was amortization of $32,522 and $32,705 during the six months ended June 30, 2024 and 2023, respectively. There were payments of $220,583 and $65,103 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the note had a balance of $460,183 and $648,244, net an unamortized debt discount of $110,432 and $142,954, respectively.

On January 12, 2023, the Company entered into a secured promissory note in the principal amount of $1,185,810 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment. The Company is required to make monthly payments in the amount of $8,030 through April 2023 and then monthly payments in the amount of $16,135 through April 2028. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on April 12, 2028. There was amortization of debt discount of $52,821 and $30,770 during six months ended June 30, 2024 and 2023, respectively. There were payments of $91,544 and $32,120 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the note had a balance of $582,153 and $620,876, net an unamortized debt discount of $225,130 and $277,951, respectively.

On February 23, 2023, the Company entered into a secured promissory note in the principal amount of $822,040 for a purchase price of $628,353. The note is secured by certain assets of the Company. There were non-cash proceeds of $628,253 used to purchase equipment. The Company is required to make monthly payments in the amount of $6,370 through June 2023 and then monthly payments in the amount of $16,595 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 23, 2027. There was amortization of debt discount of $1,545 and $15,069 during six months ended June 30, 2024 and 2023, respectively. There were payments of $155,218 and $12,740 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the note had a balance of $360,568 and $514,241, net an unamortized debt discount of $9,234 and $10,779, respectively.

On February 24, 2023, the Company entered into a secured promissory note in the principal amount of $1,186,580 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment. The Company is required to make monthly payments in the amount of $9,185 through June 2023 and then monthly payments in the amount of $23,955 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 24, 2027. There was amortization of debt discount of $71,713 and $22,104 during the six months ended June 30, 2024 and 2023, respectively. There were payments of $107,536 and $18,370 during the three six ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the note had a balance of $624,938 and $660,761, net an unamortized debt discount of $229,247 and $300,960, respectively.

On April 12, 2023, the Company entered into a secured promissory note in the principal amount of $317,415 for a purchase price of $219,676. The note is secured by certain assets of the Company. There were non-cash proceeds of $219,676 used to purchase equipment. The Company is required to make monthly payments in the amount of $2,245 through August 2023 and then monthly payments in the amount of $4,315 through July 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on July 12, 2029. There were payments of $24,260 and $0 during the six months ended June 30, 2024 and 2023, respectively. There was amortization of debt discount of $3,137 and $3,432 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the note had a balance of $172,653 and $183,663, net an unamortized debt discount of $56,388 and $69,638, respectively.

On July 31, 2023, the Company entered into a secured promissory note with an entity controlled by the Company’s Chief Executive Officer in the principal amount of $17,218,350. The note was for the purchase of certain equipment from an entity controlled by the Company’s Chief Executive Officer and is secured by such equipment. There were non-cash proceeds of $17,218,350 used to purchase equipment. The note is junior to the senior secured debt entered into by the Company on the same date. The note matures on July 31, 2043 and accrues interest at 7% per annum. The note requires interest-only payments until the senior secured debt is fully satisfied. The Company made payments of $0 and $291,440 towards the principal and interest, respectively, during the six months ended June 30, 2024. On March 29, 2024, the holder of the note exchanged $10,000,000 in principal for 1,000 shares of Series D Preferred Stock (see Note 14 – Stockholders’ Equity). On April 21, 2024, the holder of the note exchanged $7,218,350 in principal for 412,360 shares of common stock (see Note 14 – Stockholders’ Equity). As of June 30, 2024 and December 31, 2023, the note had a balance of $0 and $17,218,350, respectively.

The following table details the current and long-term principal due under non-convertible notes as of June 30, 2024.

	Principal (Current)	Principal (Long Term)
GM Financial (Issued April 11, 2022)	$18,546	$7,867
Non-Convertible Note (Issued March 8, 2019)	-	5,000
Deed of Trust Note (Issued September 1, 2022)	53,712	516,608
Deed of Trust Note (Issued September 1, 2022)	53,712	516,608
Equipment Finance Note (Issued April 21, 2022)	231,120	207,139
Equipment Finance Note (Issued September 14, 2022)	903,489	-
Equipment Finance Note (Issued November 28, 2022)	251,400	762,118
Equipment Finance Note (Issued November 28, 2022)	254,700	770,715
Equipment Finance Note (Issued November 28, 2022)	260,880	789,446
Equipment Finance Note (Issued December 15, 2022)	254,280	769,623
Equipment Finance Note (Issued January 10, 2023)	408,096	162,518
Equipment Finance Note (Issued January 12, 2023)	193,620	613,663
Equipment Finance Note (Issued February 24, 2023)	287,460	566,725
Equipment Finance Note (Issued February 23, 2023)	193,620	176,182
Equipment Finance Note (Issued April 12, 2023)	51,780	177,261
SAFTs	-	85,000
Debt Discount	(741,500)	(1,329,692)
Total Principal of Non-Convertible Notes	$2,674,915	$4,796,781

Total principal payments due on non-convertible notes for 2024 through 2028 and thereafter is as follows:

Year ended December 31,
2024 (remaining)	$3,416,415
2025	3,168,024
2026	1,529,118
2027	899,417
2028	529,914

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2024 and December 31, 2023, the Company owed accounts payable and accrued expenses of $5,472,787 and $6,100,449, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	June 30, 2024	December 31, 2023
Accounts Payable	$2,300,657	$1,884,973
Credit Cards	22,788	1,756
Accrued Interest	2,256,815	2,074,016
Accrued Expenses	892,527	2,139,704
Total Accounts Payable and Accrued Expenses	$5,472,787	$6,100,449

NOTE 10 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. As of June 30, 2024 and December 31, 2023, the Company owed payroll tax liabilities, including penalties, of $4,009,213 and $4,089,836, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

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

On July 31, 2023, the Company entered into a Purchase Agreement with certain institutional investors as purchasers whereby, the Company sold, and the investors purchased, approximately $15,000,000, which consisted of approximately $13,188,750 in cash and $1,031,250 of existing debt of the Company which was exchanged for the notes and warrants issued in this offering in principal amount of senior secured convertible notes and warrants and $500,000 in notes issued as commission. The transaction closed on August 1, 2023. The Senior Notes were issued with an original issue discount of 16.67%, do not bear interest, unless in the event of an event of default, in which case the notes bear interest at the rate of 18% per annum until such default has been cured, and mature after 24 months, on July 31, 2025. The aggregate principal amount of the notes is $18,000,000. The Company will pay to the Investors an aggregate of $1,000,000 per month beginning on the last business day of the sixth (6th) full calendar month following the issuance thereof. The Senior Notes are convertible into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a conversion price per share of $225.0, subject to adjustment under certain circumstances described in the Senior Notes. There is a 125% conversion premium for any principal converted to shares of common stock. In occurrence of an event of default, until such event of default has been cured, the Holder may, at the Holder’s option, convert all, or any part of, the Conversion Amount (into shares of Common Stock at a conversion rate equal to the quotient of (x) the Redemption Premium of the Conversion Amount, divided by (y) the greater of (A) 90% of the lowest VWAP of the Common Stock for the three (3) Trading Days immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, and (B) the lesser of (1) 80% of the VWAP of the Common Stock as of the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, and (2) 80% of the price computed as the quotient of (x) the sum of the VWAPs of the Common Stock for each of the three (3) Trading Days with the lowest VWAP of the Common Stock during the fifteen (15) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, divided by (y) three (3) and (II) the floor price of $29.40. To secure its obligations thereunder and under the Purchase Agreement, the Company has granted a security interest over substantially all of its assets to the collateral agent for the benefit of the Investors, pursuant to a security agreement and a related trademark security agreement. The Company has the option to redeem the Senior Notes at a 10% redemption premium. There is a 125% change in control redemption premium. The maturity date of the Senior Notes also may be extended by the holders under circumstances specified therein. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 93%, (3) risk-free interest rate of 5.06% and (4) expected life of 5.01 years.

On March 18, 2024, the Company obtained the waiver of the following covenants from holders of the notes: (i) until September 30, 2024, the Available Cash Test covenant contained in Section 14(t)(i) of the Notes; (ii) the right to receive the Amortization Amount for the next four (4) consecutive Amortization Dates immediately following the date of the waiver, with the aggregate of such Amortization Amounts now instead being due on the Maturity Date; and (iii) notwithstanding anything to the contrary set forth in the Notes, through and including the sixtieth (60) calendar day following the date of the waiver, (A) if the average closing price on the Eligible Market of the Common Stock on the three (3) most recent Trading Days is less than $37.50, the Holder cannot convert the Note into Common Stock and (B) if the average closing price on the Eligible Market of the Common Stock on the three (3) most recent Trading Days is $37.50 or greater, there shall be no limitations as to the amount of the Note that may be converted into Common Stock.

On March 18, 2024, as a result of the Company’s warrant inducement, the conversion price of the Senior Notes was reduced from $153.0 to $29.40 per share. During the three and six months ended June 30, 2024, the Company credited additional paid in capital $0 and $23,953,940, respectively, for a deemed dividend for the triggering of certain price protection provisions in its senior secured debt. The Company estimated the fair value of the deemed dividend using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 93%, (3) risk-free interest rate of 5.06%, and (4) expected life of 1.37 years.

On May 3, 2024, the Company entered into an amendment to its senior secured convertible promissory note originally signed July 31, 2023. The amendment, among other things, changed the conversion price of the senior notes to $7.50, subject to certain circumstances described in the Senior Notes along with certain conversion price adjustment mechanism. As a result of the modification, the Company recorded a loss on debt extinguishment for the change in fair value of the conversion option in the amount of $16,333,271

On May 9, 2024, the Company and the Investors entered into a Waiver Agreement (the “Waiver Agreement”), pursuant to which the Company and the Investors decided to waive the Conversion Prohibition in the March Consent and Waiver.

During the three and six months ended June 30, 2024, there was amortization of debt discount of $4,676,452 and $5,901,759, respectively. During the six months ended June 30, 2024, the Company made cash payments of $1,497,083 on the principal of the convertible notes. During the three months ended June 30, 2024, holders converted $14,436,165 of principal into 2,406,028 shares of common stock with a fair value of $28,671,449. During the six months ended June 30, 2024, holders converted $16,502,905 of principal into 2,478,459 shares of common stock with a fair value of $37,953,304 (see Note 14 – Stockholder’s Equity). The Company realized a loss from the conversion premium of $14,237,678 and $14,213,480 on conversion of notes during the three and six months ended June 30, 2024.

As of June 30, 2024 and December 31, 2023, the carrying value of the convertible notes was $0 and $12,098,241, net of unamortized debt discount of $0 and $5,901,759, respectively.

As of June 30, 2024, the current and non-current portions of the note were $0 and $0, net unamortized debt discounts of $0 and $0, respectively. As of December 31, 2023, the current and non-current portions of the note were $8,065,494 and $4,032,747 net unamortized debt discounts of $3,934,506 and $1,967,253, respectively.

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

On July 31, 2023, the Company terminated the leases for 12 scrap yards. There was a gain on termination of lease of $108,863 during the year ended December 31, 2023. Since August 1, 2023, the Company has been renting the land underlying 13 scrap yards from an entity controlled by the Company’s Chief Executive Officer, including the lease for the Chesapeake location described above, for an aggregate rent of $54,970 per month. Effective April 1, 2024, the aggregate rent was increased to $124,970 per month with an additional one-time payment of $210,000.

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

ROU assets and liabilities consist of the following at June 30, 2024:

	June 30, 2024	December 31, 2023
ROU assets – related party	$53,223	$103,822
ROU assets	1,164,560	198,558
Total ROU assets	1,217,783	302,380

Current portion of lease liabilities – related party	$55,620	$111,240
Current portion of lease liabilities	297,773	89,731
Long term lease liabilities, net of current portion	883,701	94,943
Total lease liabilities	$1,237,094	$295,914

Aggregate minimum future commitments under non-cancellable operating leases and other obligations at June 30, 2024 were as follows:

Year ended December 31,
2024 (remaining)	$193,796
2025	331,545
2026	336,476
2027	312,430
2028	307,482
2029	77,232
Total Minimum Lease Payments	$1,558,961
Less: Imputed Interest	$(321,867)
Present Value of Lease Payments	$1,237,094
Less: Current Portion	$(353,393)
Long Term Portion	$883,701

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2024. Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the three months ended June 30, 2024 and 2023 was $736,076 and $776,382, respectively. Rent expense for the six months ended June 30, 2024 and 2023 was $1,015,495 and $1,490,160, respectively. At June 30, 2024, the leases had a weighted average remaining lease term of 4years and a weighted average discount rate of 10%.

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

Series D

On March 29, 2024, the Company authorized the issuance of 1,000 shares of Series D Preferred Stock, par value $0.001 per share (the “Series D”). The Series D has a $10,000 stated value per share. The Series D is convertible into the Company’s common stock at $30.60 per share, subject to adjustment as set forth therein, except the Preferred Stock is not convertible until such time as the currently outstanding senior secured indebtedness of the Company has been satisfied in full. In addition, the Company has the right to redeem the Series D in cash or shares of its Common Stock.

On March 29, 2024, the Company entered into an exchange agreement with DWM Properties LLC (“DWM”), whereby the Company and DWM agreed to exchange $10,000,000 of that certain Secured Promissory Note, dated July 31, 2023, to be issued by the Company to the DWM for shares of the Company’s newly created Series D.

On May 10, 2024, the Company entered into an exchange agreement with DWM, whereby the Company and DWM agreed to exchange 1,000 shares of the Company’s Series D issued by the Company to DWM, for 1,333,333 shares of the Company’s common stock. As a result of the transaction, the Series D stock were extinguished. The resulting gain on the transaction of $1,224,400 for the difference between the fair value of the common stock and the carrying value of the Series D was recorded as a contribution of capital as the transaction was between related parties.

On May 28, 2024, the Company filed a Certificate of Elimination to retire the class of Series D preferred stock.

As of June 30, 2024, there were 0 shares of Series D issued and outstanding. As of June 30, 2024, there were 0 shares of Series D to be issued.

Common Stock

The Company is authorized to issue 1,200,000,000 shares of common stock, par value $0.001 per share.

During the six months ended June 30, 2024, the Company issued 8,149,250 shares of common stock pursuant to purchase agreements for cash proceeds of $40,369,116, net of legal fees and commissions of $2,071,451.

During the six months ended June 30, 2024, the Company issued 108,515 shares pursuant to the exercise of warrants for cash proceeds of $2,834,741, net of legal fees $139,955. The Company issued extra shares with a value of $52,183.

During the six months ended June 30, 2024, the Company issued 2,890,818 shares of common stock for the conversion of debt in the principal amount of $16,502,917 with a fair value of $37,953,304. The Company realized a $14,213,480 loss from the conversion premiums on the conversion of the notes.

As of June 30, 2024 and December 31, 2023, there were 12,750,628 and 113,096, respectively, shares of common stock issued and outstanding.

Additional Paid in Capital

During the six months ended June 30, 2024, the Company credited additional paid in capital $3,004,909 for the fair value of warrants issued as commission for its warrant inducement and common stock purchase agreements. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 122.93 – 162.12%, (3) risk-free interest rate of 4.21 – 4.66%, and (4) expected life of 5 years.

During the six months ended June 30, 2024, the Company credited additional paid in capital $3,029,927 for the fair value of warrants issued for its warrant inducement. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 123.05%, (3) risk-free interest rate of 4.22%, and (4) expected life of 5 years.

During the six months ended June 30, 2024, the Company credited additional paid in capital $23,943,940 for a deemed dividend for the triggering of certain price protection provisions in the conversion feature of its senior secured debt. The Company estimated the fair value of the deemed dividend using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 93%, (3) risk-free interest rate of 5.06%, and (4) expected life of 1.37 years.

During the six months ended June 30, 2024, the Company credited additional paid in capital $52,574,896 for deemed dividends for the reduction in the exercise price of certain warrants. The Company estimated the fair value of the deemed dividends using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 108.49 – 162.12%, (3) risk-free interest rate of 4.36 – 4.64%, and (4) expected life of 5 years.

During the six months ended June 30, 2024, the Company credited additional paid in capital $12,388,229 for the modification of the conversion feature related to then outstanding convertible notes payable. The Company estimated the change in fair value of the conversion feature using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 130.66%, (3) risk-free interest rate of 5.12%, and (4) expected life of 1.24 years.

On May 16, 2024 as a result of the issuance of additional warrants under the security purchase agreements, the Company no longer had sufficient authorized shares in the event that all potentially dilutive instruments were exercised. The Company accounted for the warrants affected under a sequencing approach as a derivative liability under ASC 815 due to the lack of net share settlement. The Company debited additional paid in capital $64,951,789 to establish the derivative liability. Upon the Company enacting the Reverse Stock Split on May 31, 2024, the authorized share shortfall was alleviated and the Company credited additional paid in capital $16,636,840, after the reclassification into equity. See Note 18 for further details

NOTE 15 – WARRANTS

During the six months ended June 30, 2024, the Company entered into warrant exercise inducement offer letters with the holders of its existing warrants, pursuant to which it issued 106,906 shares of common stock and recorded an additional 1,609 shares to be issued for cash proceeds of $2,834,632, payment of legal fees $139,955, and were issued new warrants to purchase 183,632 shares of common stock at an exercise price of $30.6 per share. On March 18, 2024, the Company realized a deemed dividend of $1,444,324 for a deemed dividend for the reduction in the exercise price. On March 18, 2024, the Company realized an expense for the issuance of new warrants for the inducement of $3,029,927.

During the six months ended June 30, 2024, the Company issued 92,442 warrants to purchase common stock to its financial advisor, for which it recognized an expense of $3,004,909 for the fair value of the warrants.

During the six months ended June 30, 2024, and prior to the Reverse Stock Split, the Company issued 3,287,997 warrants to purchase common stock in connection with the security purchase agreements described above. The warrants have a term of 5 years and were granted with exercise prices between $30 and $45. The warrants contained dilutive issuance and split price protection clauses.

As a result of the Reverse Stock Split on May 31, 2024, the Company issued 18,270,405 additional warrants to purchase shares of common stock pursuant to the split price protection clauses contained within the warrants.

A summary of the warrant activity for the six months ended June 30, 2024 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	124,332	$133.50	3.99	$1,388,582
Granted	27,200,252	$2.92
Exercised	(107,808)	$30.60
Cancelled/Exchanged	-	-
Outstanding at June 30, 2024	27,216,777	$2.92	4.88	$186
Exercisable at June 30, 2024	27,216,777	$2.92	4.88	$186

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$1.50	688	4.09	688
2.910	26,711,600	4.88	26,711,600
3.79	504,489	4.95	504,489
	27,216,777	4.88	27,216,777

The aggregate intrinsic value of outstanding stock warrants was $186 based on warrants with an exercise price less than the Company’s stock price of $1.77 as of June 30, 2024 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 16 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), our 2021 Equity Incentive Plan in September 2021 (“2021 Plan”), our 2022 Equity Incentive Plan in November 2022, our 2023 Equity Incentive Plan in October 2023 (“2023 Plan”), and our 2024 Equity Incentive Plan in May 2024 (“2024 Plan”, and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2017 Plan, 2018 Plan, 2021 Plan, 2022 Plan, and 2023 Plan, the “Plans”). The Plans are identical, except for the number of shares reserved for issuance under each. As of June 30, 2024, the Company had granted an aggregate of 3,269 securities under the Plans since inception, with 25,942 shares available for future issuances. In July 2024, shareholders amended our 2024 Plan to increase the number of shares reserved for issuance thereunder by 2,980,000 to a total of 3,000,000 shares.

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

There were no options issued during the three and six months ended June 30, 2024.

A summary of the stock option activity for the six months ended June 30, 2024 as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	754	$22,216.50	3.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	-
Outstanding at June 30, 2024	754	$22,216.50	2.87	$-
Exercisable at June 30, 2024	754	$22,216.50	2.87	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$3,450 – 11,250	313	3.76	313
11,251 – 22,500	58	2.42	58
22,501 – 33,750	64	2.15	64
33,751 – 45,000	288	2.23	288
45,001 – 48,150	31	2.24	31
	754		754

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $1.77 as of June 30, 2024, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the six months ended June 30, 2024 and 2023 was $0 and $0, respectively. Unrecognized compensation expense of $0 as of June 30, 2024 will be expensed in future periods.

NOTE 17 – RELATED PARTY TRANSACTIONS

Agreements with Danny Meeks and Affiliates of Danny Meeks

On January 1, 2023, the Company entered into a lease agreement for the Company’s Chesapeake location with an entity controlled by the Company’s Chief Executive Officer. Under the terms of the lease agreement, the Company pays $9,000 per month in rent, increasing 3% on January 1st of each year. The lease expires on January 1, 2025 and the Company has two options to extend the lease by a term of five years per option. From August 1, 2023 to March 31, 2024, the Company rented the land underlying 13 scrap yards from an entity controlled by the Company’s Chief Executive Officer, including the lease for the Chesapeake location described above, for an aggregate rent of $54,970 per month. To adjust for market conditions, effective April 1, 2024, the Company rented the land underlying 13 scrap yards from an entity controlled by the Company’s Chief Executive Officer, including the lease for the Chesapeake location described above, for an aggregate rent of $154,970 per month and a one-time payment of $210,000.

From January 1 to June 30, 2024, the Company paid rent of $777,225 to an entity controlled by the Company’s Chief Executive Officer, including the lease for the Chesapeake location and 13 scrap yards described above. As of June 30, 2024 and December 31, 2023, the Company owed $0 and $2,070,402, respectively, in accrued rent and reimbursements to an entity controlled by the Company’s Chief Executive Officer.

On July 31, 2023, the Company entered into a Bill of Sale (the “Bill of Sale”) with DWM Properties LLC (“DWM”), an entity wholly-owned by Danny Meeks, the Company’s Chief Executive Officer, pursuant to which the Company agreed to purchase certain assets held by DWM in exchange for the issuance of a secured promissory note to DWM (the “DWM Note”) in an aggregate principal amount equal to $17,218,350. The assets included two automotive shredders and a downstream processing system with a cost basis of $7,367,500 and a fair value of $17,218,350. The Company has recorded the equipment on its financial statements at its cost basis and recognized a $9,850,850 loss on asset during the year ended December 31, 2023. The equipment was purchased in 2022. The transaction was negotiated at arms-length. The DWM Note bears interest at a rate of 7% per annum and matures on the twentieth (20th) anniversary of the issuance thereof. Interest on the DWM Note is payable on the first business day of each calendar month, provided that commencing on the first business day of the calendar month following the date on which no Senior Notes remain outstanding, the Company shall pay to DWM equal payments of interest and principal until the DWM Note is repaid in its entirety. The Company made payments of $0 and $291,440 towards the principal and interest, respectively, during the six months ended June 30, 2024. On March 29, 2024, the holder of the note exchanged $10,000,000 in principal for 1,000 shares of Series D Preferred Stock (see Note 14 – Stockholders’ Equity). On April 21, 2024, the holder of the note exchanged $7,218,350 in principal for 412,630 shares of common stock (see Note 14 – Stockholders’ Equity). As of June 30, 2024 and December 31, 2023, the note had a balance of $0 and $17,218,350, respectively.

On May 10, 2024, the Company entered into an exchange agreement with DWM, whereby the Company and DWM agreed to exchange 1,000 shares of the Company’s Series D issued by the Company to DWM, for 1,333,333 shares of the Company’s common stock. As a result of the transaction, the Series D stock was extinguished. The resulting gain on the transaction of $1,224,400 for the difference between the fair value of the common stock and the carrying value of the Series D was recorded as a contribution of capital as the transaction was between related parties.

On June 5, 2024, the Company entered into a Bill of Sale with DWM Properties LLC, an entity wholly-owned by Danny Meeks, the Company’s Chief Executive Officer, pursuant to which the Company agreed to purchase certain vehicles held by DWM in exchange for $3,582,181. The equipment included 27 trucks which enabled the Company to rapidly expand its fleet of trucks offering hauling services to clients, as well as transporting its scrap metal products to customers. The Company has recorded the equipment on its financial statements at its cost basis. The transaction was negotiated at arms-length.

During the six months ended June 30, 2024, the Company provided $192,898 in hauling services to an entity controlled by the Company’s Chief Executive Officer.

During the six months ended June 30, 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $877,583 for hauling services rendered to the Company.

During the six months ended June 30, 2024, the Company paid entities controlled by the Company’s Chief Executive Officer $142,152 for scrap metal provided to the Company.

During the six months ended June 30, 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $394,185 for mechanic and repair services provided to the Company.

During the six months ended June 30, 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $506,358 for equipment rentals provided to the Company.

NOTE 18 – DERIVATIVE LIABILITIES

On May 16, 2024 as a result of the issuance of additional warrants under the security purchase agreements, the Company no longer had sufficient authorized shares in the event that all potentially dilutive instruments were exercised. As a result, the Company evaluated the warrants issued under ASC 480 and determined that certain warrants no longer qualified as equity instruments and qualify for derivative liability treatment. The Company elected to use a first-in, first-out sequencing method to determine which dilutive instruments met the definition of a derivative liability.

The Company estimated the fair value of the initial derivative liability using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 141.83%, (3) risk-free interest rate of 4.46%, and (4) expected life of 5 years.

The Company estimated the fair value of the derivative liability upon the settlement date using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 159.02%, (3) risk-free interest rate of 4.52%, and (4) expected life of 5 years.

A summary of the derivative liability activity for the six months ended June 30, 2024 as follows:

Balance, December 31, 2023	$-
Establishment of derivative liability upon authorized share shortfall	64,951,789
Gain on change in fair value of derivative liability	(48,314,949)
Settlement of derivative liability upon correction of authorized share shortfall	16,636,840
Balance, June 30, 2024	$-

NOTE 19 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the unaudited condensed consolidated financial statements are issued.

The Company issued 7,465,335 shares for the cashless exchange of 9,953,608 warrants.

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

We operate an automotive shredder at our Kelford, North Carolina location and a second automotive shredder at our Carrollton, Virginia location is expected to come online in the third quarter of 2024. Our shredders are designed to produce a denser product and, in concert with advanced separation equipment, more refined recycled ferrous metals, which are more valuable as they require less processing to produce recycled steel products. In totality, this process reduces large metal objects like auto bodies into baseball-sized pieces of shredded recycled metal.

The shredded pieces are then placed on a conveyor belt under magnetized drums to separate the ferrous metal from the mixed nonferrous metal and residue, producing consistent and high-quality ferrous scrap metal. The nonferrous metals and other materials then go through a number of additional mechanical systems which separate the nonferrous metal from any residue. The remaining nonferrous metal is further processed to sort the metal by type, grade, and quality prior to being sold as products, such as zorba (mainly aluminium), zurik (mainly stainless steel), and shredded insulated wire (mainly copper and aluminium).

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

Empire is headquartered in Chesapeake, Virginia and employs 144 people as of August 6, 2024.

Products and Services

Our main product is selling ferrous metal, which is used in the recycling and production of finished steel. It is categorized into heavy melting steel, plate and structural, and shredded scrap, with various grades of each of those categorizations based on the content, size and consistency of the metal. All of these attributes affect the metal’s value.

We also process nonferrous metals such as aluminium, copper, stainless steel, nickel, brass, titanium, lead, alloys and mixed metal products. Additionally, we sell the catalytic converters recovered from end-of-life vehicles to processors which extract the nonferrous precious metals such as platinum, palladium and rhodium.

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

For the Three Months Ended June 30, 2024 and 2023

	For the three months ended June 30,
	2024	2023	$ Change	% Change
Revenue	$7,881,895	$9,416,274	$(1,534,379)	(16.29)%

Gross Profit	2,283,855	3,298,854	(1,014,999)	(30.77)%

Operating Expenses	11,245,027	5,389,131	5,855,896	108.66%

Loss from Operations	(8,961,172)	(2,090,277)	(6,870,895)	328.71%

Other Income (Expense)	16,284,495	(174,785)	16,459,280	(9,416.87)%

Net Loss Available to Common Stockholders	$(43,807,249)	$(2,265,062)	$(41,542,187)	1,834.04%

Revenues

For the three months ended June 30, 2024, we generated $7,881,895 in revenues, as compared to $9,416,274 during the same period in 2023, a decrease of $1,534,379. This decrease was primarily due to declines in metal and hauling revenue.

Rental incomes increased $2,910 from $41,590 to $44,500, metal revenues fell $1,736,719 from $7,124,618 to $5,387,899, hauling revenues grew $210,200 from $2,239,184 to $2,449,384, and miscellaneous revenue fell $10,770 from $10,882 to $112, during the three months ended June 30, 2024 as compared to the same period in 2023.

Our cost of revenues decreased to $5,598,040 for the three months ended June 30, 2024 from $6,117,420 during the same period in 2023, a decrease of $519,380, primarily due to an increase in hauling costs.

Our gross profit was $2,283,855 during the three months ended June 30, 2024, a decrease of $1,014,999 from $3,298,854 during the same period in 2023 primarily due to a decline in margins on the Company’s hauling and metal revenue.

Operating Expenses

For the three months ended June 30, 2024 and 2023, our operating expenses were $11,245,027 and $5,389,131 respectively, an increase of $5,855,896. There was an increase in payroll and related expenses of $208,544 as payroll and related expenses were $1,705,823 for the three months ended June 30, 2024 as compared to $1,497,279 for the same period in 2023 which was the result of expanding operations. Advertising expense decreased by $10,329 to $0 for the three months ended June 30, 2024 as compared to $ 10,329 for the same period in 2023 as the Company focused on operations. Depreciation of fixed assets, along with amortization of intangible assets, increased by $301,504 to $1,652,232 for the three months ended June 30, 2024 from $1,350,728 in 2023 as a result of the Company acquiring more fixed assets during fiscal year 2024. There were hauling and equipment maintenance costs of $1,774,273 during the three months ended June 30, 2024, as compared to $569,416 in 2023, an increase of $1,204,857, due to the Company expanding its fleet of trucks. Consulting, accounting, and legal expenses increased to $1,621,874 during the three months ended June 30, 2024 from $202,174 during the same period in 2023, an increase of $1,419,700 as a result of the Company having significant corporate activity in 2024. There was a decrease in rent expenses as a result of the Company acquiring the equipment on certain properties, decreasing $189,258 from $1,033,518 during the three months ended June 30, 2023 to $844,260 during the same period in 2024. There was a stock based compensation of $2,716,008 during the three months ended June 30, 2024, as compared to $0 during the same period in 2023, an increase of $2,716,008 primarily related to the Company’s warrant exchange. There was stock compensation of $20,833 during the three months ended June 30, 2024, as compared to $0 during the same period in 2023, an increase of $20,833 primarily related to corporate branding.

Our other general and administrative expenses increased to $909,724 for the three months ended June 30, 2024 from $725,687 for the same period in 2023, an increase of $184,037, as a result of the Company better managing its overhead.

The change in these expenditures resulted in our total operating expenses increasing to $11,245,027 during the three months ended June 30, 2024 compared to $5,389,131 during the three months ended June 30, 2023, an increase of $5,855,896.

Loss from Operations

Our loss from operations increased by $6,870,895 to $8,961,172 during the three months ended June 30, 2023, from $2,090,277 during the three months ended June 30, 2023 for the reasons discussed above.

Other Income (Expense)

During the three months ended June 30, 2024, we generated other income of $16,284,495, as compared to other losses of $(174,785) for the same period in 2023, an increase of $16,459,280. There was a gain on settlement of non-convertible notes and advances of $1,056,962 and $0 for the three months ended June 30, 2024 and 2023, respectively. Interest expenses and amortization of debt discount increased to $(2,497,911) during the three months ended June 30, 2024 from $(891,849) during the three months ended June 30, 2023. Loss on conversion of convertible notes increased to $14,237,678 during the three months ended June 30, 2024 from $0 during the three months ended June 30, 2023. There was a gain on tax credit of $0 during the three months ended June 30, 2024, as compared to $717,064 during the same period in 2023. There was a loss on extinguishment of debt of $16,351,827 during the three months ended June 30, 2024, as compared to $0 during the same period in 2023. There was change of derivative liabilities of $48,314,949 during the three months ended June 30, 2024, as compared to $0 during the same period in 2023.

Deemed Dividend

During the three months ended June 30, 2024, there was a deemed dividend of $51,130,572 for the reduction of exercise price of warrants, as compared to $0 during the same period in 2023, a change of $51,130,572.

Net Loss Available to Common Stockholders

Our net loss was $43,807,249 during the three months ended June 30, 2024 as compared to $2,265,062 during the same period in 2023, a change of $41,542,187, for the reasons discussed above.

For the Six Months Ended June 30, 2024 and 2023

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Revenue	$16,386,672	$18,459,696	$(2,073,024)	(11.23)%

Gross Profit	5,548,116	8,025,465	(2,477,349)	(30.87)%

Operating Expenses	17,321,013	12,050,918	5,270,095	43.73%

Loss from Operations	(11,772,897)	(4,025,453)	(7,747,444)	192.46%

Other Income (Expense)	11,033,706	(2,265,284)	13,298,990	(587.08)%

Net Loss Available to Common Stockholders	$(77,268,027)	$(6,290,737)	$(70,977,290)	1,128.28%

Revenues

For the six months ended June 30, 2024, we generated $16,386,672 in revenues, as compared to $18,459,696 during the same period in 2023, a decrease of $2,073,024. This decrease was primarily due to a decline in metal revenue.

Rental incomes decreased $9,380 from $84,380 to $75,000, metal revenues fell $2,627,359 from $14,235,643 to $11,608,284, hauling revenues grew $591,113 from $4,112,163 to $4,703,276, and miscellaneous revenue fell $27,398 from $27,510 to $112, during the six months ended June 30, 2024 as compared to the same period in 2023.

Our cost of revenues increased to $404,325 for the six months ended June 30, 2024 from $10,434,231 during the same period in 2023, an increase of $10,838,556, primarily due to an increase in hauling costs.

Our gross profit was $5,548,116 during the six months ended June 30, 2024, a decrease of $2,477,349 from $8,025,465 during the same period in 2023 primarily due to a decline in margins on the Company’s hauling and metal revenue.

Operating Expenses

For the six months ended June 30, 2024 and 2023, our operating expenses were $17,321,013 and $12,050,918 respectively, an increase of $5,270,095. There was a decline in payroll and related expenses of $4,687 as payroll and related expenses were $3,443,851 for the six months ended June 30, 2024 as compared to $3,448,538 for the same period in 2023 which was the result of a reducing in overtime. Advertising expense decreased by $13,477 to $2,374 for the six months ended June 30, 2024 as compared to $15,851 for the same period in 2023 as the Company focused on operations. Depreciation of fixed assets, along with amortization of intangible assets, increased by $671,466 to $3,291,047 for the six months ended June 30, 2024 from $ 2,619,581 in 2023 as a result of the Company acquiring more fixed assets during fiscal year 2024. There were hauling and equipment maintenance costs of $2,375,835 during the six months ended June 30, 2024, as compared to $1,820,133 in 2023, an increase of $555,702, due to the Company expanding its fleet of trucks. Consulting, accounting, and legal expenses increased to $2,234,145 during the six months ended June 30, 2024 from $475,247 during the same period in 2023, an increase of $1,758,898 as a result of the Company having significant corporate activity in 2024. There was a decrease in rent expenses as a result of the Company acquiring the equipment on certain properties, decreasing $769,095 from $2,057,227 during the six months ended June 30, 2023 to $1,288,132 during the same period in 2024. There was stock based compensation of $3,004,909 during the six months ended June 30, 2024, as compared to $0 during the same period in 2023, an increase of $3,004,909 primarily related to the Company’s registered direct offerings. There was stock compensation of $41,666 during the six months ended June 30, 2024, as compared to $0 during the same period in 2023, an increase of $41,666 primarily related to corporate branding.

Our other general and administrative expenses increased to $1,639,054 for the six months ended June 30, 2024 from $1,614,341 for the same period in 2023, an increase of $24,713, as a result of the Company expanding its operations

The change in these expenditures resulted in our total operating expenses increasing to $17,321,013 during the three months ended June 30, 2024 compared to $12,050,918 during the six months ended June 30, 2023, an increase of $5,270,095.

Loss from Operations

Our loss from operations increased by $7,747,444 to $11,772,897 during the six months ended June 30, 2023, from $4,025,453 during the six months ended June 30, 2023 for the reasons discussed above.

Other Expense

During the six months ended June 30, 2024, we generated other income of $11,033,706, as compared to other losses of $(2,265,284) for the same period in 2023, a change of $13,298,990. There was a gain on settlement of non-convertible notes and advances of $1,056,962 and $75,005 for the six months ended June 30, 2024 and 2023, respectively. Interest expenses and amortization of debt discount increased to $(4,692,140) during the six months ended June 30, 2024 from $(3,057,353) during the six months ended June 30, 2023. Expense for warrants issued for financing increased to $(3,082,109) during the six months ended June 30, 2024 from $0 during the six months ended June 30, 2023. Loss on conversion of convertible notes increased to $(14,213,480) during the six months ended June 30, 2024 from $0 during the six months ended June 30, 2023. Other income increased to $1,351 during the six months ended June 30, 2024 from $0 during the six months ended June 30, 2023. There was a gain on tax credit of $0 during the six months ended June 30, 2024, as compared to $717,064 during the same period in 2023. There was a loss on extinguishment of debt of $16,351,827 during the six months ended June 30, 2024, as compared to $0 during the same period in 2023. There was change of derivative liabilities of $48,314,949 during the six months ended June 30, 2024, as compared to $0 during the same period in 2023.

Deemed Dividend

During the six months ended June 30, 2024, there was a deemed dividend of $52,574,896 for the reduction of exercise price of warrants, as compared to $0 during the same period in 2023, a change of $52,574,896.

During the six months ended June 30, 2024, there was a deemed dividend of $23,953,940 for the reduction of the conversion price of a debt note, as compared to $0 during the same period in 2023, a change of $23,953,940.

Net Loss Available to Common Stockholders

Our net loss was $77,268,027 during the six months ended June 30, 2024 as compared to $6,290,737 during the same period in 2023, a change of $70,977,290, for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2024 was $14,084,802 as compared to cash generated by operating activities of $1,053,796 for the six months ended June 30, 2023. For the six months ended June 30, 2024, net cash used in operating activities was driven by a net loss of $739,191, depreciation and amortization of $3,291,047, amortization of right of use assets (related-party) of $49,960, amortization of right of use assets of $104,935, loss on conversion of debt of $14,213,480, stock based compensation of $41,666, equity issued for warrant inducement of $3,029,927, loss on extinguishment of debt of $16,351,827, warrants issued for financing of $3,004,909, payment of due to related parties of $5,652,583, increase of prepaid expenses of $499,079, an increase of accounts payable and accrued expenses of $1,143,496, change in fair value of derivative liabilities of $48,314,949, a decrease in operating lease liabilities of $129,118, a gain on the settlement of non-convertible notes payable and advances of $1,056,962, interest and amortization of debt discount of $4,692,140, an increase in accounts receivable of $301,210, and an increase in inventories of $922,974, accrued payroll and related expenses of $105,131. For the six months ended June 30, 2023, the cash flows generated by operating activities were driven by a net loss of $6,290,737, amortization of right of use assets (related-party) of $1,140,331, amortization of right of use assets of $184,757, depreciation and amortization of $2,619,581, due to related parties of $1,608,189, increase of prepaid expenses of $596,646, an increase of accounts payable and accrued expenses of $503,252, a decrease in operating lease liabilities of $40,425, a decrease in operating lease liabilities (related-party) of $1,269,496, a gain on the settlement of non-convertible notes and accrued interest of $75,005, interest and amortization of debt discount of $3,057,053, a increase in accounts receivable of $11,301, decrease in inventories of $70,037, increase in security deposit of $25,000 and accrued payroll and related expenses of $179,206.

Net cash used in investing activities was $2,560,135 and $826,422 for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, there was cash used in the purchase of equipment of $2,560,135. For the six months ended June 30, 2023, there was cash used in the purchase of equipment of $826,422.

Net cash provided by financing activities was $39,401,892 during the six months ended June 30, 2024, as compared to cash used in financing activities of $854,564 during the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company received $2,843,950 from the issuance of factoring advances, $40,369,116 from the sale of common stock with warrants, $2,834,632 from warrant exercises, and $235,584 from bank overdrafts, while utilizing $1,845,919 in the repayment of non-convertible notes, $3,538,388 for the repayment of factoring advances, and $1,497,083 for the repayment of convertible notes. During the six months ended June 30, 2023, the Company received $3,746,109 from the issuance of factoring advances and $1,000,000 from the issuance of non-convertible notes, while utilizing $1,301,846 in the repayment of non-convertible notes, utilizing $4,298,827 for the repayment of factoring advances And bank overdrafts of $180,337.

Capital Resources

As of June 30, 2024, we had cash on hand of $24,303,114. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Required Capital over the Next Fiscal Year

As of June 30, 2024, the Company had cash of $24,303,114 and working capital (current assets in excess of current liabilities) of $14,126,157. The accumulated deficit as of June 30, 2024 was $(473,134,184). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

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

Contractual Obligations

Our contractual obligations are included in our notes to the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q. To the extent that funds generated from our operations, together with our existing capital resources, are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

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

On July 19, 2024, the Company held a special meeting of stockholders at which stockholders approved (i) the adoption of an amendment to the Company’s Amended and Restated By-laws to decrease the number of shares of Common Stock needed to establish a quorum for meetings of stockholders; (ii) amendment to the Company’s 2024 Equity Incentive Plan to increase the number of shares of the Company’s Common Stock available and reserved for issuance thereunder to 3,000,000, subject to certain conditions; and (iii) the issuance of warrants to purchase up to an aggregate of 3,104,382 shares of Common Stock, and the issuance of the shares of Common Stock issuable upon the exercise of such warrants, in accordance with Nasdaq Listing Rule 5635(d).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2024 were not effective (at a reasonable assurance level) due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (issued in 2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon the assessments, management has concluded that as of June 30, 2024, there was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2024, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As disclosed in Note 13 – Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters and there have been no material developments since June 30, 2024 with respect to our legal proceedings, except as described in Note 13 – Commitments and Contingencies. The disclosures set forth in Note 13 – Commitments and Contingencies relating to certain legal matters are incorporated herein by reference.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item 1A. Please see the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 16, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

April Registered Direct Offering

On April 22, 2024, we entered into a securities purchase agreement (the “April RD Purchase Agreement”) with certain of the Selling Stockholders, pursuant to which, we sold, and such Selling Stockholders purchased, an aggregate of 300,397 shares of common stock, in a registered direct offering, and accompanying April RD Warrants to purchase up to 300,397 shares of common stock in a concurrent private placement, for gross proceeds of $5,258,340, before deducting the financial advisor’s fees and other estimated offering expenses (the “Offering”). The purchase price for each share and the accompanying April RD Warrant was $17.51. The transaction closed on April 24, 2024. In addition, in connection with the Offering, we issued 25,186 April FA Warrants to Dawson James Securities, LLC and its designees in connection with their services as financial advisor.

On June 10, 2024, as a result of the reverse-split adjustment contained in the April RD Warrants and April FA Warrants, the number of shares underlying the warrants increased to 4,556,903 and 477,573 shares, respectively, while the exercise price of these warrants was reduced to $2.9664 per share, subject to shareholder approval. On June 10, 2024, as a result of the price protection provisions contained in the April RD Warrants and April FA Warrants and due to the issuance of the May RD Warrants, the exercise price of these warrants was reduced to $2.91 per share.

The April FA Warrants have generally the same terms and conditions as the April RD Warrants, except that the April FA Warrants will have a term of five years from the commencement of sales.

May Registered Direct Offering

On May 16, 2024, we entered into a securities purchase agreement (the “May RD Purchase Agreement”) with certain of the Selling Stockholders, pursuant to which, we sold, and such Selling Stockholders purchased, an aggregate of 2,803,985 shares of common stock, in a registered direct offering, and accompanying May RD Warrants to purchase up to 2,803,985 shares of common stock in a concurrent private placement, for gross proceeds of $21,871,000.06, before deducting the financial advisor’s fees and other estimated offering expenses (the “Offering”). The purchase price for each share and the accompanying May RD Warrant was $7.80. The transaction closed on May 20, 2024. In addition, in connection with the Offering, we issued 49,257 May FA Warrants to Dawson James Securities, LLC and its designees in connection with their services as financial advisor.

On June 10, 2024, as a result of the reverse-split adjustment contained in the May RD Warrants and May FA Warrants, the number of shares underlying the warrants increased to 14,178,680 and 311,342 shares, respectively, while the exercise price of these warrants was reduced to $2.9664 per share, subject to shareholder approval. On June 10, 2024, as a result of the price protection provisions contained in the May RD Warrants and May FA Warrants and due to the issuance of the May RD Warrants, the exercise price of these warrants was reduced to $2.91 per share.

The May FA Warrants have generally the same terms and conditions as the May RD Warrants, except that the May FA Warrants will have a term of five years from the commencement of sales.

June Registered Direct Offering

On June 10, 2024, we entered into a securities purchase agreement (the “June RD Purchase Agreement”) with certain of the Selling Stockholders, pursuant to which, we sold, and such Selling Stockholders purchased, an aggregate of 5,044,885 shares of common stock, in a registered direct offering, and accompanying June RD Warrants to purchase up to 5,044,885 shares of common stock in a concurrent private placement, for gross proceeds of $15,311,225.98, before deducting the placement agent’s fees and other estimated offering expenses (the “Offering”). The purchase price for each share and the accompanying June RD Warrant was $3.035. The transaction closed on June 11, 2024. In addition, in connection with the Offering, we issued 504,489 June FA Warrants to Dawson James Securities, LLC and its designees in connection with their services as placement agent.

The June RD Warrants are exercisable on or after the date of stockholder approval and have an exercise price of $2.91 per share. The June RD Warrants will expire five years from the date we obtain stockholder approval for the issuance of the June RD Warrants and the shares issuable upon exercise of the June RD Warrants. Each June RD Warrant is subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The June RD Warrants can be exercised on a cashless basis if there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon exercise of the June RD Warrants.

The June FA Warrants have generally the same terms and conditions as the June RD Warrants, except that the June FA Warrants will have a term of five years from the commencement of sales.

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

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Date: August 16, 2024	By:	/s/ Danny Meeks
Danny Meeks, Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2024	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Financial Officer (Principal Financial and Accounting Officer)

