Form 10-Q
period 2024-09-30
Greenwave Technology Solutions, Inc.
filed 2024-11-15
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the period ended September 30, 2024

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

As of November 14, 2024, there were 22,378,762 shares of the registrant’s common stock issued and outstanding.

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

ii

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)

ASSETS
Current assets:
Cash	$15,199,655	$1,546,159
Inventories	2,145,278	200,428
Accounts receivable	1,894,630	646,413
Prepaid expenses	527,522	296,761
Total current assets	19,767,085	2,689,761

Property and equipment, net	21,400,833	16,569,125
Property and equipment, net - purchased from related-party	9,568,351	6,926,315
Operating lease right of use assets, net - related party	26,948	103,822
Operating lease right of use assets, net	1,106,799	198,558
Licenses, net	14,891,800	16,487,350
Intellectual property, net	1,214,400	1,669,800
Customer List, net	1,567,300	1,735,225
Security deposit	31,893	31,893

Total assets	$69,575,409	$46,411,849

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Bank overdraft	$366,605	$118,763
Accounts payable and accrued expenses	5,750,596	6,100,449
Accrued payroll and related expenses	3,991,699	4,089,836
Non-convertible notes payable, current portion, net of unamortized debt discount of $660,954 and $774,308, respectively	2,550,457	2,623,561
Convertible notes payable, current portion, net of unamortized debt discount of $- and $3,934,506, respectively	-	8,065,494
Due to related parties	-	2,070,402
Operating lease obligations, current portion - related party	27,810	111,240
Operating lease obligations, current portion	313,194	89,731
Total current liabilities	13,000,361	23,269,476

Operating lease obligations, less current portion	831,046	94,943
Related party note payable	-	17,218,350
Convertible notes payable, net of unamortized debt discount of $- and $1,967,253, respectively	-	4,032,747
Non-convertible notes payable, net of unamortized debt discount of $1,158,336 and $1,739,260, respectively	4,469,731	6,250,481
Total liabilities	18,301,138	50,865,997

Commitments and contingencies (See Note 13)

Stockholders’ equity (deficit):
Preferred stock - 10,000,000 shares authorized
Common stock, $0.001 par value, 1,200,000,000 and 500,000,000 shares authorized; 22,378,762 and 113,096 shares issued and outstanding, respectively	22,379	113
Additional paid in capital	529,183,742	391,411,896
Accumulated deficit	(477,931,850)	(395,866,157)
Total stockholders’ equity (deficit)	51,274,271	(4,454,148)

Total liabilities and stockholders’ equity (deficit)	$69,575,409	$46,411,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$8,505,187	$8,181,948	$24,891,859	$26,641,644

Cost of Revenues	4,959,908	5,251,001	15,798,464	15,685,232

Gross Profit	3,545,279	2,930,947	9,093,395	10,956,412

Operating Expenses:
Advertising	1,016	395,000	3,390	410,851
Payroll and related expense	2,273,985	1,473,131	5,717,836	4,921,669
Rent, utilities and property maintenance ($402,720 and $337,617; $1,208,160 and $1,476,002, to related party)	671,178	643,550	1,959,310	2,700,777
Hauling and equipment maintenance	1,785,388	604,032	4,161,223	2,424,165
Depreciation and amortization expense	1,926,173	1,562,221	5,217,220	4,181,802
Consulting, accounting and legal	246,034	939,345	2,480,179	1,414,592
Loss on asset		9,850,850		9,850,850
Stock based compensation for services	-	171,240	3,004,909	171,240
Stock based compensation	20,709	-	62,375	-
Other general and administrative expenses	1,057,392	777,135	2,696,446	2,391,476
Total Operating Expenses	7,981,875	16,416,504	25,302,888	28,467,422

Loss From Operations	(4,436,596)	(13,485,557)	(16,209,493)	(17,511,010)

Other Income (Expense):
Interest expense and amortization of debt discount	(361,070)	(3,672,861)	(5,053,210)	(6,730,214)
Gain on lease termination		108,863		108,863
Gain on tax credit	-	-	-	717,064
Shares issued for financing			(52,182)
Other gain (loss)	-	-	1,351	-
Equity issued for warrant inducement	-	-	(3,029,927)	-
Loss on extinguishment of debt	-	-	(16,351,827)	-
Change in fair value of derivative liabilities	-	-	48,314,949	-
Gain (loss) on conversion of convertible notes	-	-	(14,213,480)	-
Gain on settlement of non-convertible notes payable and advances	-	557,535	1,056,962	632,540
Total Other Income (Expense)	(361,070)	(3,006,463)	10,672,636	(5,271,747)

Net Loss Before Income Taxes	(4,797,666)	(16,492,020)	(5,536,857)	(22,782,757)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Loss	(4,797,666)	(16,492,020)	(5,536,857)	(22,782,757)

Deemed dividend for the reduction of exercise price of warrants	-	(1,638,952)	(52,574,896)	(1,638,952)
Deemed dividend for the reduction of the conversion price of a debt note	-	(5,022,200)	(23,953,940)	(5,022,200)

Net Loss Available to Common Stockholders	$(4,797,666)	$(23,153,172)	$(82,065,693)	$(29,443,909)

Net Loss Per Common Share:
Basic	$(0.26)	$(262.70)	$(10.32)	$(371.12)
Diluted	$(0.26)	$(262.70)	$(10.32)	$(371.12)

Weighted Average Common Shares Outstanding:
Basic	18,363,112	88,135	7,948,757	79,338
Diluted	18,363,112	88,135	7,948,757	79,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Preferred Stock Series D to be Issued		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2023	-	$-	113,096	$113	$391,411,896	$(395,866,157)	$(4,454,148)
Exchange of non-convertible note of related party into shares of Series D Preferred	1,000	$1	-	-	$9,999,999	-	$10,000,000
Common stock issued for the cashless exchange of warrants	-	-	9,628,134	$9,628	$(9,628)		-
Common stock and warrants issued for cash, net of fees	-	-	8,149,250	$8,149	$40,360,966	-	$40,369,115
Common stock issued for the conversion of convertible debt notes	-	-	2,478,459	2,479	$30,713,920	-	$30,716,399
Common stock issued for the conversion of convertible debt notes (Related Party)	-	-	412,359	$412	$7,236,493		$7,236,905
Common stock issued for the exercise of warrants for cash, net of fees	-	-	108,515	$109	$2,834,632	-	$2,834,741
Stock based compensation for services	-	-	-	-	$3,004,909	-	$3,004,909
Equity issued for warrant inducement	-	-	-	-	$3,029,927	-	$3,029,927
Modification of conversion feature on convertible debt	-	-	-	-	$12,388,229	-	$12,388,229
Deemed dividend for the reduction of the conversion price of a debt note	-	-	-	-	$23,953,940	$(23,953,940)	-
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	$52,574,896	$(52,574,896)	-
Exchange of Series D Preferred into Common	(1,000)	$(1)	1,333,333	$1,333	$(1,332)	-	-
Establishment of derivative liabilities due to authorized share shortfall	-	-	-	-	$(64,951,789)	-	$(64,951,789)
Settlement of derivative liabilities upon stock split	-	-	-	-	$16,636,840	-	$16,636,840
Rounding for share adjusted in reverse split	-	-	155,616	$156	$(156)	-	-
Net loss	-	-	-	-	-	$(5,536,857)	$(5,536,857)

Balance at September 30, 2024	-	$-	22,378,762	$22,379	$529,183,742	$(477,931,850)	$51,274,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Preferred Stock Series D to be Issued		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2024	-	$-	12,750,628	$12,751	$529,193,370	$(473,134,184)	$56,071,937
Common stock issued for the cashless exchange of warrants	-	-	9,628,134	$9,628	$(9,628)	-	-
Net income						$(4,797,666)	$(4,797,666)
Balance at September 30, 2024	-	$-	22,378,762	$22,379	$529,183,742	$(477,931,850)	$51,274,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Preferred Stock Series Z		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2022	322	$-	73,082	$73	$377,606,507	$(362,269,015)	$15,337,565
Issuance of common stock upon conversion of Series Z Preferred	(322)	-	8,680	$9	$(9)	-	$-
Common stock issued for cash, net issuance costs	-	-	16,741	$17	$2,841,165	-	$2,841,182
Common stock issued for services rendered and to be rendered	-	-	1,840	$2	$254,446	-	$254,448
Common stock issued for the exercise of warrants for cash	-	-	4,529	$5	$8,235	-	$8,240
Common stock issued for the exercise of warrants pursuant to cashless exercise provisions	-	-	1,000	$1	$(1)	-	$-
Debt discount for warrants issued in senior secured debt placement	-	-	-	-	$3,279,570	-	$3,279,570
Debt discount for warrants issued as commission for senior secured debt placement	-	-	-	-	$753,567	-	$753,567
Deemed dividend for the reduction of the conversion price of a debt note	-	-	-	-	$5,022,200	$(5,022,200)	$-
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	$1,638,952	$(1,638,952)	$-
Net loss						$(22,782,757)	$(22,782,757)
Balance at September 30, 2023	$-	$-	$105,872	$107	$391,404,632	$(391,712,924)	$(308,185)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Preferred Stock Series Z		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2023	250	$-	75,005	$75	$377,606,506	$(368,559,752)	$9,046,829
Issuance of common stock upon conversion of Series Z Preferred	(250)	-	6,757	$7	$(7)	-	$(0)
Common stock issued for cash, net issuance costs	-	-	16,741	$17	$2,841,164	-	$2,841,181
Common stock issued for services rendered and to be rendered	-	-	1,840	$2	$254,446	-	$254,448
Common stock issued for the exercise of warrants for cash	-	-	4,529	$5	$8,235	-	$8,240
Common stock issued for the exercise of warrants pursuant to cashless exercise provisions	-	-	1,000	$1	$(1)	-	$(0)
Debt discount for warrants issued in senior secured debt placement	-	-	-	-	$3,279,570	-	$3,279,570
Debt discount for warrants issued as commission for senior secured debt placement	-	-	-	-	$753,567	-	$753,567
Deemed dividend for the reduction of the conversion price of a debt note	-	-	-	-	$5,022,200	$(5,022,200)	$-
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	$1,638,952	$(1,638,952)	$-
Net loss						$(16,492,020)	$(16,492,020)
Balance at September 30, 2023	-	$-	$105,872	$107	$391,404,632	$(391,712,924)	$(308,185)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(5,536,857)	$(22,782,757)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of intangible assets	5,217,220	4,181,802
Amortization of right of use assets, net - related-party	76,874	1,404,791
Amortization of right of use assets, net	162,057	184,757
Interest and amortization of debt discount	5,053,210	6,730,214
Loss on conversion of debt	14,213,480	-
Gain on settlement of non-convertible notes payable and advances	(1,056,962)	(632,540)
Loss on asset	-	9,850,850
Stock based compensation	62,375
Stock based compensation for services	3,004,909	171,240
Equity issued for warrant inducement	3,029,927	-
Loss on extinguishment	16,351,827	-
Change in fair value of derivative liability	(48,314,949)	-
Gain on termination of operating lease liability		(108,863)
Changes in operating assets and liabilities:
Due to related party	(2,070,402)	1,018,349
Inventories	(1,944,850)	42,945
Accounts receivable	(1,384,461)	(277,871)
Prepaid expenses	(293,136)	(388,972)
Security deposit	-	(25,000)
Accounts payable and accrued expenses	(929,322)	(607,901)
Accrued payroll and related expenses	(202,804)	224,204
Principal payments made on operating lease liability - related-party	(83,430)	(1,572,248)
Principal payments made on operating lease liability	(110,732)
Net cash used in operating activities	(14,756,026)	(2,587,000)

Cash flows from investing activities:
Purchases of property and equipment - related-party	(3,582,181)	(1,660,537)
Purchases of property and equipment	(6,720,035)	82,769
Net cash used in investing activities	(10,302,216)	(1,577,768)

Cash flows from financing activities:
Bank overdrafts	247,842	205,719
Proceeds from issuance of common stock with warrants	40,369,116	2,841,181
Proceeds from warrant exercises	2,834,632	8,240
Proceeds from issuance of convertible notes		13,118,750
Proceeds from bridge financing		825,000
Repayment of convertible notes	(1,497,083)	-
Proceeds from issuance of non-convertible notes payable	-	1,000,000
Repayment of a non-convertible notes payable	(2,548,331)	(4,381,809)
Proceeds from factoring	2,843,950	3,746,109
Repayments of factoring	(3,538,388)	(12,570,886)
Net cash provided by financing activities	38,711,738	4,792,304

Net increase in cash	13,653,496	627,536

Cash, beginning of year	1,546,159	821,804

Cash, end of period	$15,199,655	$1,449,340

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$345,370	$49,296
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend for conversion price reduction of note	$23,953,940	$-
Factoring proceeds utilized for payoff of factoring liabilities	$-	$5,004,393
Equipment purchased by issuance of non-convertible notes payable	$-	$3,059,634
Debt discount for warrants issued in senior secured debt placement	$-	$4,033,036
Deemed dividend for conversion price reduction of note	$-	$5,022,200
Equipment purchases from issuance of related-party note payable	$-	$7,367,500
Deemed dividend for exercise price reduction of warrants	$52,574,896	$1,638,952
Exchange of related party notes to Series D Preferred	$10,000,000	$-
Increase in right of use assets and operating lease liabilities	$1,070,298	$199,466
Common shares issued for cashless exchange of warrants	$10	$-
Common shares issued upon conversion of Series Z Preferred	$1,333,333	$7
Common shares issued for exchange of Series D	$-	$-
Rounding for reverse split	$156	$-
Legal fees paid out of warrant exercise	$139,955	$-
Assets purchased adjusted from Accounts Receivable	$137,500	$-
Common shares issued upon conversion of convertible notes and accrued interest	$2,890,818	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

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

In December 2022, we began offering hauling services to corporate clients. We haul sand, dirt, asphalt, metal, and other materials in a fleet of approximately 80 trucks which we own, manage, and maintain.

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three and nine months ended September 30, 2024 and 2023, its cash flows for the nine months ended September 30, 2024 and 2023, and its financial position as of September 30, 2024 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2024, the Company had cash of $15,199,655 and working capital (current assets in excess of current liabilities) of $6,766,724. The accumulated deficit as of September 30, 2024 was $(477,931,850). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used in the calculation of stock-based compensation, payroll tax liabilities with interest and penalties, deemed dividends, assumptions used in right-of-use and lease liability calculations, impairments of intangible assets acquired in business combination, estimated useful life of long-lived assets and finite life tangible assets, derivative liability, extinguishment & modification of debt and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of September 30, 2024 and December 31, 2023, the uninsured balances amounted to $14,922,652 and $1,267,659, respectively.

Accounts Receivable

Accounts receivable represent amounts primarily due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for credit losses, are recorded at the invoiced amount and do not bear interest. The Company delivers shipments of scrap metal to customers and typically receives payment within 45 days of delivery.

The Company evaluates the collectability of its accounts receivable based on a combination of factors, including the aging of customer receivable balances, the financial condition of the Company’s customers, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. As of September 30, 2024 and December 31, 2023, the accounts receivable balances amounted to $1,894,630 and $646,413, respectively.

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

Inventories

Although we ship the ferrous and non-ferrous metals we purchase from suppliers multiple times per day, we do maintain inventories. We calculate the value of the inventories we do carry, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the value of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $2,145,278 and $200,428, respectively, as of September 30, 2024 and December 31, 2023. See Note 5 – Inventories.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $1,016 and $395,000 for the three months ended September 30, 2024 and 2023, respectively. Advertising costs were $3,390 and $410,851 for the nine months ended September 30, 2024 and 2023, respectively.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For stock-based awards to employees, non-employees and directors, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment

Income Taxes

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. As of September 30, 2024 and December 31, 2023, the Company had accruals reported on the balance sheet as current liabilities of $0 and $0, respectively, as the Company had paid all civil penalties and completed all remediation activities required under the Virginia DEQ Consent Order dated June 30, 2021.

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

Factoring Agreements

We have entered into factoring agreements with various financial institutions to receive cash for our future revenues. These transactions are treated as a debt instrument and are accounted for as a liability because the Company makes weekly payments towards the balance and fees. We utilize factoring arrangements as an integral part of our financing for working capital. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition. As of September 30, 2024 and December 31, 2023, the Company owed $0 and $0, net of unamortized debt discounts of $0 and $0, respectively for factoring advances. See Note 8 – Factoring Advances and Non-Convertible Notes Payable.

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

The computation of basic and diluted income (loss) per share, for the three and nine months ended September 30, 2024 and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities are as follows:

	September 30, 2024	September 30, 2023
Common shares issuable upon conversion of convertible notes	-	147,059
Options to purchase common shares	729	754
Warrants to purchase common shares	14,379,157	131,580
Total potentially dilutive shares	14,379,886	279,393

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – CONCENTRATIONS OF RISK

Accounts Receivable

The Company has a concentration of credit risk with its accounts receivable balance. At September 30, 2024, five certain large customers individually accounted for $495,060, $379,470, $197,206, $159,526, and $109,900 or approximately 26.13%, 20.03%, 10.41%, 8.42%, and 5.80%, respectively. At December 31, 2023, six certain large customers individually accounted for $154,090, $95,510, $95,219, $62,057, $59,932, and $54,007, or 23.84%, 14.78%, 14.74%, 9.60%, 9.27%, and 8.35%, respectively.

Customer Concentrations

The Company has a concentration of customers.

For the three months ended September 30, 2024, four customers individually accounted for $4,036,284, $643,280, $495,060, and $454,413 or approximately 47%, 8%, 6%, and 5%, respectively. For the three months ended September 30, 2023, three customers individually accounted for $450,603, $434,907 and $4,486,939, or approximately 6%, 5% and 55% of our revenues, respectively.

For the nine months ended September 30, 2024, two customers individually accounted for $14,006,118 and $1,502,127, or approximately 56% and 6% of our revenues, respectively. For the nine months ended September 30, 2023, two customers individually accounted for $15,686,609 and $1,481,891, or approximately 59% and 6% of our revenues, respectively.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 5 – INVENTORIES

Inventories as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Processed and unprocessed scrap metal	$2,145,278	$200,428
Finished products	-	-
Inventories	$2,145,278	$200,428

NOTE 6 – PROPERTY AND EQUIPMENT

On June 5, 2024, the Company entered into a Bill of Sale with DWM Properties LLC, an entity wholly-owned by Danny Meeks, the Company’s Chief Executive Officer, pursuant to which the Company agreed to purchase certain vehicles held by DWM in exchange for $3,582,181. The equipment included 27 trucks which enabled the Company to rapidly expand its fleet of trucks offering hauling services to clients, as well as transporting its scrap metal products to customers. The Company has recorded the equipment on its financial statements at its cost.

Property and equipment as of September 30, 2024 and December 31, 2023 is summarized as follows:

	September 30, 2024	December 31, 2023
Machinery and Equipment	$19,477,263	$18,028,893
Furniture and Fixtures	6,128	6,128
Land	980,129	980,129
Buildings	724,170	724,170
Vehicles	15,365,549	7,149,919
Leaseholder Improvements	1,867,032	1,862,593
Subtotal	38,420,271	28,751,832

Less accumulated depreciation	(7,451,087)	(5,256,392)
Property and equipment, net	$30,969,184	$23,495,440

Depreciation expense for the three months ended September 30, 2024 and 2023 was $1,186,548 and $822,595, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $2,998,345 and $1,962,927, respectively. During the nine months ended September 30, 2024, the Company wrote off its fully depreciated equipment in the amount of $803,650. There was a loss on asset expense of $9,850,850 for both the three and nine months ended September 30, 2023.

NOTE 7 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	September 30, 2024
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated remaining useful life
Intellectual Property	$3,036,000	$(1,821,600)	$1,214,400	2.25 years
Customer List	2,239,000	(671,700)	1,567,300	7.25 years
Licenses	21,274,000	(6,382,200)	14,891,800	7.25 years
Total intangible assets, net	$26,549,000	$(8,875,500)	$17,673,500

	December 31, 2023			Remaining
	Gross carrying amount	Accumulated amortization	Carrying value	estimated useful life
Intellectual Property	$3,036,000	$(1,366,200)	$1,669,800	3 years
Customer List	2,239,000	(503,775)	1,735,225	8 years
Licenses	21,274,000	(4,786,650)	16,487,350	8 years
Total intangible assets, net	$26,549,000	$(6,656,625)	$19,892,375

Amortization expense for intangible assets was $739,625 and $739,625 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $2,218,875 and $2,218,875 for the nine months ended September 30, 2024 and 2023, respectively.

Total estimated amortization expense for our intangible assets for the years 2024 through 2028 is as follows:

Year ended December 31,
2024 (remaining)	$739,625
2025	2,958,500
2026	2,806,700
2027	2,351,300
2028	2,351,300
Thereafter	6,466,075

NOTE 8 – FACTORING ADVANCES AND NON-CONVERTIBLE NOTES PAYABLE

Factoring Advances

On February 1, 2024, the Company entered into a revenue factoring advance in the principal amount of $1,340,000 for a purchase price of $970,000. There was an origination fee of $30,000. There were cash proceeds of $970,000 during the nine months ended September 30, 2024. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $25,800 through January 2025. The advance matured on January 23, 2025. There was amortization of debt discount of $0 during the three months ended September 30, 2024. There was amortization of debt discount of $370,000 during the nine months ended September 30, 2024. The Company made cash repayments of $606,400 during the nine months ended September 30, 2024. The Company realized a $0 and $733,600 gain on settlement during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0. The advance is retired.

On February 7, 2024, the Company entered into a revenue factoring advance in the principal amount of $822,000 for a purchase price of $572,950. There was an origination fee of $27,050. There were cash proceeds of $572,950 during the nine months ended September 30, 2024. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $30,444 through August 2024. The advance matured on August 31, 2024. There was amortization of debt discount of $0 during the three months ended September 30, 2024. There was amortization of debt discount of $249,050 during the nine months ended September 30, 2024. The Company made cash repayments of $668,556 during the nine months ended September 30, 2024. There was a gain on settlement $0 and $153,444 during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0. The advance is retired.

On February 29, 2024, the Company entered into a revenue factoring advance in the principal amount of $559,600 for a purchase price of $376,000. There was an origination fee of $24,000. There were cash proceeds of $376,000 during the nine months ended September 30, 2024. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $25,436 through July 2024. The advance matured on July 15, 2024. There was amortization of debt discount of $0 during the three months ended September 30, 2024. There was amortization of debt discount of $183,600 during the nine months ended September 30, 2024. The Company made cash repayments of $544,745 during the nine months ended September 30, 2024. There was a gain on settlement $0 and $14,855 during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0. The advance is retired.

On March 7, 2024, the Company entered into a revenue factoring advance in the principal amount of $1,499,000 for a purchase price of $700,000. There was an origination fee of $300,000. There were cash proceeds of $700,000 during the nine months ended September 30, 2024. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $125,000 through June 2024. The advance matured on June 6, 2024. There was amortization of debt discount of $0 during the three months ended September 30, 2024. There was amortization of debt discount of $799,000 during the nine months ended September 30, 2024. The Company made cash repayments of $1,375,000 during the nine months ended September 30, 2024. There was a gain on settlement $0 and $124,000 during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0. The advance is retired.

On March 7, 2024, the Company entered into a revenue factoring advance in the principal amount of $374,750 for a purchase price of $225,000. There was an origination fee of $25,000. There were cash proceeds of $225,000 during the nine months ended September 30, 2024. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $23,422 through July 2024. The advance matured on July 7, 2024. There was amortization of debt discount of $0 during the three months ended September 30, 2024. There was amortization of debt discount of $149,750 during the nine months ended September 30, 2024. The Company made cash repayments of $343,688 during the nine months ended September 30, 2024. There was a gain on settlement $0 and $31,062 during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0. The advance is retired.

The remaining advances are for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of September 30, 2024 and December 31, 2023, the Company owed $85,000 for Simple Agreements for Future Tokens.

Non-Convertible Notes Payable

On April 11, 2022, the Company entered into a vehicle financing agreement with GM Financial for the purchase of a vehicle for use by the Company’s Chief Executive Officer in the principal amount of $74,186. GM Financial financed $65,000 of the purchase price of the vehicle and the Company was required to make a $10,000 down payment. There was a $2,400 rebate applied to the purchase price. The Company is required to make 60 monthly payments of $1,236. During the nine months ended September 30, 2024 and 2023, the Company made $22,812 and $15,848 in payments towards the financing agreement, respectively. There was amortization of debt discount of $1,340 and $1,326 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the financing agreement had a balance of $13,041 and $34,312, net an unamortized debt discount of $4,758 and $6,298, respectively.

On April 21, 2022, the Company entered into a secured promissory note in the principal amount of $964,470 for the financing and installation of a piece of equipment in the amount $750,000. The Company is required to make monthly payments in the amount $6,665 through October 2022 and monthly payments of $19,260 until October 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on October 21, 2026. During the nine months ended September 30, 2024 and 2023, the Company made $171,555 and $323,597 in payments towards the note, respectively. There was amortization of debt discount of $28,524 and $35,223 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the note had a balance of $312,898 and $455,929 net an unamortized debt discount of $78,573 and $107,097, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $13,319 and $12,421 during the nine months ended September 30, 2024 and 2023, respectively. The Company made interest payments of $26,965 and $27,863 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the note had a principal balance of $565,907 and $579,227 and accrued interest of $2,923 and $2,991 respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $13,319 and $12,421 during the nine months ended September 30, 2024 and 2023, respectively. The Company made interest payments of $26,965 and $27,863 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the note had a principal balance of $565,907 and $579,227 and accrued interest of $2,923 and $2,991 respectively.

On September 14, 2022, the Company entered into a secured promissory note in the principal amount of $2,980,692 for a purchase price of $2,505,000. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount $82,797 through September 2025. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on September 14, 2025. There was amortization of debt discount of $105,860 and $166,815 during the nine months ended September 30, 2024 and 2023, respectively. There were payments of $738,083 and $1,240,624 towards the note during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the note had a balance of $636,569 and $1,268,792 net an unamortized debt discount of $65,624 and $171,484, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,539,630 for a purchase price of $1,078,502. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,410 through March 2023 and then monthly payments in the amount of $20,950 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $79,185 and $60,160 during the nine months ended September 30, 2024 and 2023, respectively. There were payments of $186,881 and $356,220 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the note had a balance of $689,731 and $797,427 net an unamortized debt discount of $272,820 and $352,005, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,560,090 for a purchase price of $1,092,910. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,630 through March 2023 and then monthly payments in the amount of $21,225 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $118,286 and $60,950 during the nine months ended September 30, 2024 and 2023. respectively. There were payments of $189,334 and $362,553 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the note had a balance of $734,900 and $805,949 net an unamortized debt discount of $238,879 and $357,164, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,597,860 for a purchase price of $1,119,334. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,860 through March 2023 and then monthly payments in the amount of $21,740 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $52,560 and $62,430 during the nine months ended September 30, 2024 and 2023, respectively. There were payments of $194,128and $371,326 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the note had a balance of $685,927 and $827,495 net an unamortized debt discount of $311,509 and $364,069, respectively.

On December 15, 2022, the Company entered into a secured promissory note in the principal amount of $1,557,435 for a purchase price of $1,093,380. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,585 through March 2023 and then monthly payments in the amount of $21,190 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 15, 2029. There was amortization of debt discount of $50,747 and $57,956 during the nine months ended September 30, 2024 and 2023, respectively. There were payments of $188,877 and $361,826 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the note had a balance of $669,770 and $807,900, net an unamortized debt discount of $302,621 and $353,367, respectively.

On January 10, 2023, the Company entered into a secured promissory note in the principal amount of $1,245,018 for a purchase price of $1,021,500. The note is secured by certain assets of the Company. There were cash proceeds of $1,000,000. The Company is required to make monthly payments in the amount of $10,365 through March 2023 and then monthly payments in the amount of $34,008 through March 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 10, 2026. There was amortization of $48,783 and $50,122 during the nine months ended September 30, 2024 and 2023, respectively. There were payments of $303,302 and $398,675 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the note had a balance of $393,725 and $648,244, net an unamortized debt discount of $94,171 and $142,954, respectively.

On January 12, 2023, the Company entered into a secured promissory note in the principal amount of $1,185,810 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment. The Company is required to make monthly payments in the amount of $8,030 through April 2023 and then monthly payments in the amount of $16,135 through April 2028. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on April 12, 2028. There was amortization of debt discount of $79,231 and $47,352 during nine months ended September 30, 2024 and 2023, respectively. There were payments of $130,777 and $260,828 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the note had a balance of $569,330 and $620,876, net an unamortized debt discount of $198,720 and $277,951, respectively.

On February 23, 2023, the Company entered into a secured promissory note in the principal amount of $822,040 for a purchase price of $628,353. The note is secured by certain assets of the Company. There were non-cash proceeds of $628,253 used to purchase equipment. The Company is required to make monthly payments in the amount of $6,370 through June 2023 and then monthly payments in the amount of $16,595 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 23, 2027. There was amortization of debt discount of $2,317 and $26,094 during nine months ended September 30, 2024 and 2023, respectively. There were payments of $213,425 and $258,841 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the note had a balance of $303,133 and $514,241, net an unamortized debt discount of $8,462 and $10,779, respectively.

On February 24, 2023, the Company entered into a secured promissory note in the principal amount of $1,186,580 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment. The Company is required to make monthly payments in the amount of $9,185 through June 2023 and then monthly payments in the amount of $23,955 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 24, 2027. There was amortization of debt discount of $107,570 and $34,483 during the nine months ended September 30, 2024 and 2023, respectively. There were payments of $147,862 and $197,975 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the note had a balance of $620,469 and $660,761, net an unamortized debt discount of $193,390 and $300,960, respectively.

On April 12, 2023, the Company entered into a secured promissory note in the principal amount of $317,415 for a purchase price of $219,676. The note is secured by certain assets of the Company. There were non-cash proceeds of $219,676 used to purchase equipment. The Company is required to make monthly payments in the amount of $2,245 through August 2023 and then monthly payments in the amount of $4,315 through July 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on July 12, 2029. There were payments of $34,657 and $57,182 during the nine months ended September 30, 2024 and 2023, respectively. There was amortization of debt discount of $19,875 and $7,341 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the note had a balance of $168,881 and $183,663, net an unamortized debt discount of $49,763 and $69,638, respectively.

On July 31, 2023, the Company entered into a secured promissory note with an entity controlled by the Company’s Chief Executive Officer in the principal amount of $17,218,350. The note was for the purchase of certain equipment from an entity controlled by the Company’s Chief Executive Officer and is secured by such equipment. There were non-cash proceeds of $17,218,350 used to purchase equipment. The note is junior to the senior secured debt entered into by the Company on the same date. The note matures on July 31, 2043 and accrues interest at 7% per annum. The note requires interest-only payments until the senior secured debt is fully satisfied. The Company made payments of $0 and $291,440 towards the principal and interest, respectively, during the nine months ended September 30, 2024. On March 29, 2024, the holder of the note exchanged $10,000,000 in principal for 1,000 shares of Series D Preferred Stock (see Note 14 – Stockholders’ Equity). On April 21, 2024, the holder of the note exchanged $7,218,350 in principal for 412,360 shares of common stock (see Note 14 – Stockholders’ Equity). As of September 30, 2024 and December 31, 2023, the note had a balance of $0 and $17,218,350, respectively.

The following table details the current and long-term principal due under non-convertible notes as of September 30, 2024.

	Principal (Current)	Principal (Long Term)
GM Financial (Issued April 11, 2022)	$14,837	$2,962
Non-Convertible Note (Issued March 8, 2019)	-	5,000
Deed of Trust Note (Issued September 1, 2022)	53,712	512,195
Deed of Trust Note (Issued September 1, 2022)	53,712	512,195
Equipment Finance Note (Issued April 21, 2022)	231,120	160,351
Equipment Finance Note (Issued September 14, 2022)	702,193	-
Equipment Finance Note (Issued November 28, 2022)	251,401	711,150
Equipment Finance Note (Issued November 28, 2022)	254,700	719,079
Equipment Finance Note (Issued November 28, 2022)	260,880	736,556
Equipment Finance Note (Issued December 15, 2022)	254,280	718,111
Equipment Finance Note (Issued January 10, 2023)	408,096	79,800
Equipment Finance Note (Issued January 12, 2023)	193,620	574,430
Equipment Finance Note (Issued February 24, 2023)	287,460	526,399
Equipment Finance Note (Issued February 23, 2023)	193,620	117,975
Equipment Finance Note (Issued April 12, 2023)	51,780	166,864
SAFTs	-	85,000
Debt Discount	(660,954)	(1,158,336)
Total Principal of Non-Convertible Notes	$2,550,457	$4,469,731

Total principal payments due on non-convertible notes for 2024 through 2028 and thereafter is as follows:

Year ended December 31,
2024 (remaining)	$802,853
2025	2,963,020
2026	1,525,409
2027	1,100,713
2028	785,128
Thereafter	1,662,355

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2024 and December 31, 2023, the Company owed accounts payable and accrued expenses of $5,750,596 and $6,100,449, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	September 30, 2024	December 31, 2023
Accounts Payable	$2,423,266	$1,884,973
Credit Cards	20,751	1,756
Accrued Interest	2,347,955	2,074,016
Accrued Expenses	958,624	2,139,704
Total Accounts Payable and Accrued Expenses	$5,750,596	$6,100,449

NOTE 10 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. As of September 30, 2024 and December 31, 2023, the Company owed payroll tax liabilities, including penalties, of $3,991,699 and $4,089,836, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

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

On March 18, 2024, as a result of the Company’s warrant inducement, the conversion price of the Senior Notes was reduced from $153.0 to $29.40 per share. During the three and nine months ended September 30, 2024, the Company credited additional paid in capital $0 and $23,953,940, respectively, for a deemed dividend for the triggering of certain price protection provisions in its senior secured debt. The Company estimated the fair value of the deemed dividend using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 93%, (3) risk-free interest rate of 5.06%, and (4) expected life of 1.37 years.

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

During the three and nine months ended September 30, 2024, there was amortization of debt discount of $0 and $5,901,759, respectively. During the nine months ended September 30, 2024, the Company made cash payments of $1,497,083 on the principal of the convertible notes. During the three months ended September 30, 2024, holders converted $0 of principal into 0 shares of common stock with a fair value of $0. During the nine months ended September 30, 2024, holders converted $16,502,905 of principal into 2,478,459 shares of common stock with a fair value of $37,953,304 (see Note 14 – Stockholder’s Equity). The Company realized a loss from the conversion premium of $0 and $14,213,480 on conversion of notes during the three and nine months ended September 30, 2024.

As of September 30, 2024 and December 31, 2023, the carrying value of the convertible notes was $0 and $12,098,241, net of unamortized debt discount of $0 and $5,901,759, respectively.

As of September 30, 2024, the current and non-current portions of the note were $0 and $0, net unamortized debt discounts of $0 and $0, respectively. As of December 31, 2023, the current and non-current portions of the note were $8,065,494 and $4,032,747 net unamortized debt discounts of $3,934,506 and $1,967,253, respectively.

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

ROU assets and liabilities consist of the following at September 30, 2024:

	September 30, 2024	December 31, 2023
ROU assets – related party	$26,948	$103,822
ROU assets	1,106,799	198,558
Total ROU assets	$1,133,747	302,380

Current portion of lease liabilities – related party	$27,810	$111,240
Current portion of lease liabilities	313,194	89,731
Long term lease liabilities, net of current portion	831,046	94,943
Total lease liabilities	$1,172,050	$295,914

Aggregate minimum future commitments under non-cancellable operating leases and other obligations at September 30, 2024 were as follows:

Year ended December 31,
2024 (remaining)	$95,433
2025	331,545
2026	336,476
2027	312,430
2028	307,482
2029	77,232
Total Minimum Lease Payments	$1,460,598
Less: Imputed Interest	$(288,548)
Present Value of Lease Payments	$1,172,050
Less: Current Portion	$(341,004)
Long Term Portion	$831,046

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2024. Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the three months ended September 30, 2024 and 2023 was $545,166 and $451,540, respectively. Rent expense for the nine months ended September 30, 2024 and 2023 was $1,560,661 and $1,975,700, respectively. At September 30, 2024, the leases had a weighted average remaining lease term of 4 years and a weighted average discount rate of 10%.

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

On October 25, 2024, Arena Special Opportunities Fund, LP and other related entities  (“Arena”) filed a lawsuit in New York State Court (the “Action”). The complaint for the lawsuit alleges, among other things, a purported breach of contract based on an alleged equity conditions failure. The Company believes that the Action lacks merit. In the event this Action is not summarily dismissed, the Company intends to vigorously challenge it.

Notice of Failure to Satisfy a Continued Listing Rule or Standard

On September 13, 2024, the Company received a letter (the “Nasdaq Staff Deficiency Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty (30) consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until March 12, 2025, to regain compliance. The letter states that the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 5550(a)(2) if at any time before March 12, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of the Company’s common stock.

The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with Nasdaq’s minimum bid price rule by March 12, 2025.

If the Company does not regain compliance with Rule 5550(a)(2) by March 12, 2025, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities. There can be no assurance that the Company will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification.

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

As of September 30, 2024, there were 0 shares of Series D issued and outstanding. As of September 30, 2024, there were 0 shares of Series D to be issued.

Common Stock

The Company is authorized to issue 1,200,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended September 30, 2024, the Company issued 8,149,250 shares of common stock pursuant to purchase agreements for cash proceeds of $40,369,116, net of legal fees and commissions of $2,071,451.

During the nine months ended September 30, 2024, the Company issued 108,515 shares pursuant to the exercise of warrants for cash proceeds of $2,834,741, net of legal fees $139,955. The Company issued extra shares with a value of $52,183.

During the nine months ended September 30, 2024, the Company issued 9,628,134 shares pursuant to the cashless exercise of warrants.

During the nine months ended September 30, 2024, the Company issued 2,890,818 shares of common stock for the conversion of debt in the principal amount of $16,502,917 with a fair value of $37,953,304. The Company realized a $14,213,480 loss from the conversion premiums on the conversion of the notes.

As of September 30, 2024 and December 31, 2023, there were 22,378,762 and 113,096, respectively, shares of common stock issued and outstanding.

Additional Paid in Capital

During the nine months ended September 30, 2024, the Company credited additional paid in capital $3,004,909 for the fair value of warrants issued as commission for its warrant inducement and common stock purchase agreements. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 122.93 – 162.12%, (3) risk-free interest rate of 4.21 – 4.66%, and (4) expected life of 5 years.

During the nine months ended September 30, 2024, the Company credited additional paid in capital $3,029,927 for the fair value of warrants issued for its warrant inducement. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 123.05%, (3) risk-free interest rate of 4.22%, and (4) expected life of 5 years.

During the nine months ended September 30, 2024, the Company credited additional paid in capital $23,943,940 for a deemed dividend for the triggering of certain price protection provisions in the conversion feature of its senior secured debt. The Company estimated the fair value of the deemed dividend using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 93%, (3) risk-free interest rate of 5.06%, and (4) expected life of 1.37 years.

During the nine months ended September 30, 2024, the Company credited additional paid in capital $52,574,896 for deemed dividends for the reduction in the exercise price of certain warrants. The Company estimated the fair value of the deemed dividends using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 108.49 – 162.12%, (3) risk-free interest rate of 4.36 – 4.64%, and (4) expected life of 5 years.

During the nine months ended September 30, 2024, the Company credited additional paid in capital $12,388,229 for the modification of the conversion feature related to then outstanding convertible notes payable. The Company estimated the change in fair value of the conversion feature using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 130.66%, (3) risk-free interest rate of 5.12%, and (4) expected life of 1.24 years.

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

During the nine months ended September 30, 2024, the Company entered into warrant exercise inducement offer letters with the holders of its existing warrants, pursuant to which it issued 106,906 shares of common stock and recorded an additional 1,609 shares to be issued for cash proceeds of $2,834,632, payment of legal fees $139,955, and were issued new warrants to purchase 183,632 shares of common stock at an exercise price of $30.6 per share. On March 18, 2024, the Company realized a deemed dividend of $1,444,324 for a deemed dividend for the reduction in the exercise price. On March 18, 2024, the Company realized an expense for the issuance of new warrants for the inducement of $3,029,927.

During the nine months ended September 30, 2024, the Company issued 92,442 warrants to purchase common stock to its financial advisor, for which it recognized an expense of $3,004,909 for the fair value of the warrants.

During the nine months ended September 30, 2024, and prior to the Reverse Stock Split, the Company issued 3,287,997 warrants to purchase common stock in connection with the security purchase agreements described above. The warrants have a term of 5 years and were granted with exercise prices between $30 and $45. The warrants contained dilutive issuance and split price protection clauses.

As a result of the Reverse Stock Split on May 31, 2024, the Company issued 18,270,405 additional warrants to purchase shares of common stock pursuant to the split price protection clauses contained within the warrants.

During the nine months ended September 30, 2024, 12,837,341 warrants were exercised on a cashless basis for 9,628,134 shares of common stock.

A summary of the warrant activity for the nine months ended September 30, 2024 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	124,054	$133.50	3.99	$1,388,582
Granted	27,200,252	$2.92
Exercised	(12,945,149)	$3.14
Cancelled/Exchanged	-	-
Outstanding at September 30, 2024	14,379,157	$2.94	4.64	$-
Exercisable at September 30, 2024	14,379,157	$2.94	4.64	$-

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$1.50	688	3.84	688
2.910	13,873,980	4.64	13,873,980
3.64	504,489	4.70	504,489
	14,379,157	4.64	14,379,157

The aggregate intrinsic value of outstanding stock warrants was $0 based on warrants with an exercise price less than the Company’s stock price of $0.43 as of September 30, 2024 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

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

There were no options issued during the three and nine months ended September 30, 2024.

A summary of the stock option activity for the nine months ended September 30, 2024 as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	754	$22,216.50	3.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	(25)	$30.00
Outstanding at September 30, 2024	729	$24,761.11	2.72	$-
Exercisable at September 30, 2024	729	$24,761.11	2.72	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$3,450 – 11,250	288	3.84	288
11,251 – 22,500	58	2.17	58
22,501 – 33,750	64	1.89	64
33,751 – 45,000	288	1.98	288
45,001 – 48,150	31	1.99	31
	729	2.72	729

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.43 as of September 30, 2024, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the nine months ended September 30, 2024 and 2023 was $0 and $0, respectively. Unrecognized compensation expense was $0 as of September 30, 2024.

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

From January 1 to September 30, 2024, the Company paid rent of $1,208,160 to an entity controlled by the Company’s Chief Executive Officer, including the lease for the Chesapeake location and 13 scrap yards described above. As of September 30, 2024 and December 31, 2023, the Company owed $0 and $2,070,402, respectively, in accrued rent and reimbursements to an entity controlled by the Company’s Chief Executive Officer.

On July 31, 2023, the Company entered into a Bill of Sale (the “Bill of Sale”) with DWM Properties LLC (“DWM”), an entity wholly-owned by Danny Meeks, the Company’s Chief Executive Officer, pursuant to which the Company agreed to purchase certain assets held by DWM in exchange for the issuance of a secured promissory note to DWM (the “DWM Note”) in an aggregate principal amount equal to $17,218,350. The assets included two automotive shredders and a downstream processing system with a cost basis of $7,367,500 and a fair value of $17,218,350. The Company has recorded the equipment on its financial statements at its cost basis and recognized a $9,850,850 loss on asset during the year ended December 31, 2023. The equipment was purchased in 2022. The transaction was negotiated at arms-length. The DWM Note bears interest at a rate of 7% per annum and matures on the twentieth (20th) anniversary of the issuance thereof. Interest on the DWM Note is payable on the first business day of each calendar month, provided that commencing on the first business day of the calendar month following the date on which no Senior Notes remain outstanding, the Company shall pay to DWM equal payments of interest and principal until the DWM Note is repaid in its entirety. The Company made payments of $0 and $291,440 towards the principal and interest, respectively, during the nine months ended September 30, 2024. On March 29, 2024, the holder of the note exchanged $10,000,000 in principal for 1,000 shares of Series D Preferred Stock (see Note 14 – Stockholders’ Equity). On April 21, 2024, the holder of the note exchanged $7,218,350 in principal for 412,630 shares of common stock (see Note 14 – Stockholders’ Equity). As of September 30, 2024 and December 31, 2023, the note had a balance of $0 and $17,218,350, respectively.

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

During the nine months ended September 30, 2024, the Company provided $483,139 in hauling services to an entity controlled by the Company’s Chief Executive Officer.

During the nine months ended September 30, 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $1,152,698 for hauling services rendered to the Company.

During the nine months ended September 30, 2024, the Company paid entities controlled by the Company’s Chief Executive Officer $147,401 for scrap metal provided to the Company.

During the nine months ended September 30, 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $847,326 for mechanic and repair services provided to the Company.

During the nine months ended September 30, 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $506,358 for equipment rentals provided to the Company.

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

A summary of the derivative liability activity for the nine months ended September 30, 2024 as follows:

Balance, December 31, 2023	$-
Establishment of derivative liability upon authorized share shortfall	64,951,789
Gain on change in fair value of derivative liability	(48,314,949)
Settlement of derivative liability upon correction of authorized share shortfall	(16,636,840)
Balance, September 30, 2024	$-

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

Overview

We were formed in April 26, 2013 as a technology platform developer under the name MassRoots, Inc. In October 2021, we changed our corporate name from “MassRoots, Inc.” to “Greenwave Technology Solutions, Inc.” We sold all of our social media assets on October 28, 2021 and have discontinued all operations related to our social media business. On September 30, 2021, we closed our acquisition of Empire Services, Inc. (“Empire”), which operates 13 metal recycling facilities in Virginia, North Carolina, and Ohio. The acquisition was effective October 1, 2021 upon the effectiveness of the Certificate of Merger in Virginia.

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

We operate an automotive shredder at our Kelford, North Carolina location and a second automotive shredder at our Carrollton, Virginia location is expected to come online in the fourth quarter of 2024. Our shredders are designed to produce a denser product and, in concert with advanced separation equipment, more refined recycled ferrous metals, which are more valuable as they require less processing to produce recycled steel products. In totality, this process reduces large metal objects like auto bodies into baseball-sized pieces of shredded recycled metal.

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

Empire is headquartered in Chesapeake, Virginia and employs 167 people as of November 8, 2024.

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

Sources of Unprocessed Metal

Our main sources of unprocessed metal we purchase are end-of-life vehicles, old equipment, appliances and other consumer goods, and scrap metal from construction or manufacturing operations. We acquire this unprocessed metal from a wide base of suppliers including large corporations, industrial manufacturers, retail customers, and government organizations who unload their metal at our facilities or we pick it up and transport it from the supplier’s location. Currently, our operations and main suppliers are located in the Hampton Roads and northeastern North Carolina markets. In the second quarter of 2023, we expanded our operations by opening a metal recycling facility in Cleveland, Ohio.

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

For the Three Months Ended September 30, 2024 and 2023

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Revenue	$8,505,187	$8,181,948	$323,239	3.95%

Gross Profit	3,545,279	2,930,947	614,332	20.96%

Operating Expenses	7,981,875	16,416,504	(8,434,629)	(51.38)%

Loss from Operations	(4,436,596)	(13,485,557)	9,048,961	(67.10)%

Other Income (Expense)	(361,070)	(3,006,463)	2,645,593	(87.99)%

Net Loss Available to Common Stockholders	$(4,797,666)	$(23,153,172)	$18,355,506	(79.28)%

Revenues

For the three months ended September 30, 2024, we generated $8,505,187 in revenues, as compared to $8,181,948 during the same period in 2023, an increase of $323,239. This increase was primarily due to growth in hauling revenue.

Rental incomes increased $2,440 from $35,660 to $38,100, metal revenues fell $317,862 from $5,495,255 to $5,177,393, and hauling revenues grew $638,661 from $2,651,033 to $3,289,694, during the three months ended September 30, 2024 as compared to the same period in 2023.

Our cost of revenues decreased to $4,959,908 for the three months ended September 30, 2024 from $5,251,001 during the same period in 2023, a decrease of $291,093, primarily due to a decline in the cost of metal revenues.

Our gross profit was $3,545,279 during the three months ended September 30, 2024, an increase of $614,322 from $2,930,947 during the same period in 2023 primarily due to growth in hauling revenue and lower costs of metal revenues.

Operating Expenses

For the three months ended September 30, 2024 and 2023, our operating expenses were $7,981,875 and $16,416,504 respectively, a decrease of $8,434,629. There was an increase in payroll and related expenses of $800,854 as payroll and related expenses were $2,273,985 for the three months ended September 30, 2024 as compared to $1,473,131 for the same period in 2023 which was the result of expanding operations. Advertising expense decreased by $393,984 to $1,016 for the three months ended September 30, 2024 as compared to $395,000 for the same period in 2023 as the Company focused on operations. Depreciation of fixed assets, along with amortization of intangible assets, increased by $363,952 to $1,926,173 for the three months ended September 30, 2024 from $1,562,221 in 2023 as a result of the Company acquiring more fixed assets during fiscal year 2024. There were hauling and equipment maintenance costs of $1,785,388 during the three months ended September 30, 2024, as compared to $604,032 in 2023, an increase of $1,181,356, due to the Company expanding its fleet of trucks. Consulting, accounting, and legal expenses decreased to $246,034 during the three months ended September 30, 2024 from $939,345 during the same period in 2023, a decrease of $693,311 as a result of the Company not having significant corporate activity in the third quarter of 2024. There was an increase in rent expenses as a result of the Company entering into new leases in 2024, increasing $27,628 from $643,550 during the three months ended September 30, 2023 to $671,178 during the same period in 2024. There was a Stock based compensation for services expense of $0 during the three months ended September 30, 2024, as compared to $171,240 during the same period in 2023, a decrease of $171,240 primarily related to the Company’s registered direct offerings. There was stock based compensation of $20,709 during the three months ended September 30, 2024, as compared to $0 during the same period in 2023, an increase of $20,709 primarily related to the Company’s corporate branding. There was loss on asset of $9,850,850 during the three months ended September 30, 2023 as compared to $0 during the same period in 2024 reflecting the difference between the fair market value and cost basis of equipment, a decrease of $9,850,850.

Our other general and administrative expenses increased to $1,057,392 for the three months ended September 30, 2024 from $777,135 for the same period in 2023, an increase of $280,257, as a result of the Company expanding operations.

The change in these expenditures resulted in our total operating expenses declining to $7,981,875 during the three months ended September 30, 2024 compared to $16,416,504 during the three months ended September 30, 2023, a decrease of $8,434,629.

Loss from Operations

Our loss from operations decreased by $9,048,961 to $4,436,596 during the three months ended September 30, 2024, from $13,485,557 during the three months ended September 30, 2023 for the reasons discussed above.

Other Income (Expense)

During the three months ended September 30, 2024, we generated other losses of $(361,070) as compared to $(3,006,463) for the same period in 2023, an increase of $2,645,393. There was a gain on settlement of non-convertible notes and advances of $0 and $557,535 for the three months ended September 30, 2024 and 2023, respectively. Interest expenses and amortization of debt discount increased to $(361,070) during the three months ended September 30, 2024 from $(3,672,861) during the three months ended September 30, 2023. There was a gain on termination of leases of $108,863 during the three months ended September 30, 2023, as compared to none during the same period in 2024.

Deemed Dividend

During the three months ended September 30, 2024, there was a deemed dividend of $0 for the reduction of exercise price of warrants, as compared to $1,638,952 during the same period in 2023, a change of $1,638,952.

During the three months ended September 30, 2024, there was a deemed dividend of $0 for the reduction of the conversion price of convertible notes, as compared to $5,022,200 during the same period in 2023, a change of $5,022,200.

Net Loss Available to Common Stockholders

Our net loss was $4,797,666 during the three months ended September 30, 2024 as compared to $23,153,172 during the same period in 2023, a change of $18,355,506, for the reasons discussed above.

For the Nine Months Ended September 30, 2024 and 2023

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Revenue	$24,891,859	$26,641,644	$(1,749,785)	(6.57)%

Gross Profit	9,093,395	10,956,412	(1,863,017)	(17.00)%

Operating Expenses	25,302,888	28,467,422	(3,164,534)	(11.12)%

Loss from Operations	(16,209,493)	(17,511,010)	1,301,517	(7.43)%

Other Income (Expense)	10,672,636	(5,271,747)	15,944,383	(302.45)%

Net Loss Available to Common Stockholders	$(82,065,693)	$(29,443,909)	$(52,621,784)	178.72%

Revenues

For the nine months ended September 30, 2024, we generated $24,891,859 in revenues, as compared to $26,641,644 during the same period in 2023, a decrease of $1,749,785. This decrease was primarily due to a decline in metal revenue as the Company accumulated inventories in 2024.

Rental incomes decreased $6,940 from $120,040 to $113,100, metal revenues fell $2,945,221 from $19,730,898 to $16,785,677, hauling revenues increased $1,229,786 from $6,763,184 to $7,992,970, and miscellaneous revenue fell $27,410 from $27,522 to $112, during the nine months ended September 30, 2024 as compared to the same period in 2023.

Our cost of revenues increased to $15,798,464 for the nine months ended September 30, 2024 from $15,685,232 during the same period in 2023, an increase of $113,232, primarily due to an increase in hauling costs.

Our gross profit was $9,093,395 during the nine months ended September 30, 2024, a decrease of $1,863,017 from $10,956,412 during the same period in 2023 primarily due to a decline in margins on the Company’s hauling revenue and an overall decrease in metal revenues.

Operating Expenses

For the nine months ended September 30, 2024 and 2023, our operating expenses were $25,302,888 and $28,467,422 respectively, a decrease of $3,164,534. There was an increase in payroll and related expenses of $796,167 as payroll and related expenses were $5,717,836 for the nine months ended September 30, 2024 as compared to $4,921,669 for the same period in 2023 which was the result of the Company expanding its workforce. Advertising expense decreased by $407,461 to $3,390 for the nine months ended September 30, 2024 as compared to $410,851 for the same period in 2023 as the Company focused on operations. Depreciation of fixed assets, along with amortization of intangible assets, increased by $1,035,418 to $5,217,220 for the nine months ended September 30, 2024 from $4,181,802 in 2023 as a result of the Company acquiring more fixed assets during fiscal year 2024. There were hauling and equipment maintenance costs of $4,161,223 during the nine months ended September 30, 2024, as compared to $2,424,165 in 2023, an increase of $1,737,058, due to the Company expanding its fleet of trucks. Consulting, accounting, and legal expenses increased to $2,480,179 during the nine months ended September 30, 2024 from $1,414,592 during the same period in 2023, an increase of $1,065,587 as a result of the Company having significant corporate activity in the first half of 2024. There was a decrease in rent expenses as a result of the Company acquiring the equipment on certain properties, decreasing $741,467 from $2,700,777 during the nine months ended September 30, 2023 to $1,959,310 during the same period in 2024. There was stock based compensation of $62,375 during the nine months ended September 30, 2024, as compared to $0 during the same period in 2023, an increase of $62,375 primarily related to the Company’s corporate branding. There was a common stock issued for services expense of $3,004,909 during the nine months ended September 30, 2024, as compared to $171,240 during the same period in 2023, an increase of $2,833,669 primarily related to the Company’s registered direct offerings. There was loss on asset of $9,850,850 during the nine months ended September 30, 2023 as compared to $0 during the same period in 2024 reflecting the difference between the fair market value and cost basis of equipment, a decrease of $9,850,850.

Our other general and administrative expenses increased to $2,696,446 for the nine months ended September 30, 2024 from $2,391,476 for the same period in 2023, an increase of $304,970, as a result of the Company expanding its operations

The change in these expenditures resulted in our total operating expenses decreasing to $25,302,888 during the nine months ended September 30, 2024 compared to $28,467,422 during the nine months ended September 30, 2023, a decline of $3,164,534.

Loss from Operations

Our loss from operations decreased by $1,301,517 to $16,209,493 during the nine months ended September 30, 2024, from $17,511,010 during the nine months ended September 30, 2023 for the reasons discussed above.

Other Expense

During the nine months ended September 30, 2024, we generated other income of $10,672,636, as compared to other losses of $(5,271,747) for the same period in 2023, a change of $15,944,383. There was a gain on settlement of non-convertible notes and advances of $1,056,962 and $632,540 for the nine months ended September 30, 2024 and 2023, respectively. Interest expenses and amortization of debt discount decreased to $(5,053,210) during the nine months ended September 30, 2024 from $(6,730,214) during the nine months ended September 30, 2023. Shares issued for financing of $(52,182), Equity issued for warrant inducement of $(3,029,927) during the nine months ended September 30, 2024 from $0 during the nine months ended September 30, 2023. Loss on conversion of convertible notes increased to $(14,213,480) during the nine months ended September 30, 2024 from $0 during the nine months ended September 30, 2023. Other income increased to $1,351 during the nine months ended September 30, 2024 from $0 during the nine months ended September 30, 2023. There was a gain on tax credit of $0 during the nine months ended September 30, 2024, as compared to $717,064 during the same period in 2023. There was a loss on extinguishment of debt of $(16,351,827) during the nine months ended September 30, 2024, as compared to $0 during the same period in 2023. There was change of derivative liabilities of $48,314,949 during the nine months ended September 30, 2024, as compared to $0 during the same period in 2023. There was a gain on termination of leases of $108,863 during the nine months ended September 30, 2023, as compared to none during the same period in 2024.

Deemed Dividend

During the nine months ended September 30, 2024, there was a deemed dividend of $52,574,896 for the reduction of exercise price of warrants, as compared to $1,638,952 during the same period in 2023, a change of $50,935,944 .

During the nine months ended September 30, 2024, there was a deemed dividend of $23,953,940 for the reduction of the conversion price of convertible notes, as compared to $5,022,200 during the same period in 2023, a change of $18,931,740.

Net Loss Available to Common Stockholders

Our net loss was $82,065,693 during the nine months ended September 30, 2024 as compared to $29,443,909 during the same period in 2023, a change of $52,621,784, for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2024 was $14,756,026 as compared to $2,587,000 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the cash flows used in operating activities were driven by a net loss of $5,536,857, amortization of right of use assets, net -related party of $76,874, amortization of right of use assets of $162,057, depreciation and amortization of $5,217,220, Decrease in due to related parties of $2,070,402, decrease of prepaid expenses of $293,136, decrease of accounts payable and accrued expenses of $929,322, payment of operating lease liabilities – related party of $83,430, payment of operating lease liabilities of $110,732 Stock based compensation for services of $3,004,909, change in derivative liabilities of $48,314,949, loss on the extinguishment of debt of $16,351,827, equity issued for warrant inducement of $3,029,927, stock based compensation of $62,375, loss on the conversion of debt of $14,213,480, a gain on the settlement of non-convertible notes and advances of $1,056,962, interest and amortization of debt discount of $5,053,210, an increase in accounts receivable of $1,384,461, increase in inventories of $1,944,850, and a decrease in accrued payroll and related expenses of $202,804. For the nine months ended September 30, 2023, the cash flows used in operating activities were driven by a net loss of $22,782,757, amortization of right of use assets, net -related party of $1,404,791, amortization of right of use assets of $184,757, loss on asset of $9,850,850, depreciation and amortization of $4,181,802, accrual of due to related parties of $1,018,349, increase of prepaid expenses of $388,972, a decrease of accounts payable and accrued expenses of $607,901, a decrease in operating lease liabilities of $1,572,248, a gain on the settlement of non-convertible notes and advances of $632,540, interest and amortization of debt discount of $6,730,214, an increase in accounts receivable of $277,871, increase in inventories of $42,945, increase in security deposit of $25,000, a gain on termination of operating lease liability of $108,863, Stock based compensation for services of $171,240 and accrued payroll and related expenses of $224,204.

Net cash used in investing activities was $10,302,216 and $1,577,768 for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, there was cash used in the purchase of equipment of $6,720,035 and the purchase of equipment – related party of $3,582,181. For the nine months ended September 30, 2023, there was cash used in the purchase of equipment – related party of $1,660,537 and cash received for advance of asset of $82,769.

Net cash provided by financing activities was $38,711,738 during the nine months ended September 30, 2024, as compared to cash used in financing activities of $4,792,304 during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company received $2,843,950 from the issuance of factoring advances, $40,369,116 from the sale of common stock with warrants, $2,834,632 from warrant exercises, and $247,842 from bank overdrafts, while utilizing $2,548,331 in the repayment of non-convertible notes, $3,538,388 for the repayment of factoring advances, and $1,497,083 for the repayment of convertible notes. During the nine months ended September 30, 2023, the Company received $3,746,109 from the issuance of factoring advances, $1,000,000 from the issuance of non-convertible notes, $13,118,750 from the sale of convertible notes, $825,000 from bridge financing, $205,719 from bank overdrafts, $2,841,181 from the sale of common stock, and $8,240 from the cash exercise of warrants, while utilizing $4,381,809 in the repayment of non-convertible notes and utilizing $12,570,886 for the repayment of factoring advances.

Capital Resources

As of September 30, 2024, we had cash on hand of $15,199,655. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Required Capital over the Next Fiscal Year

As of September 30, 2024, the Company had cash of $15,199,655 and working capital (current assets in excess of current liabilities) of $6,766,724. The accumulated deficit as of September 30, 2024 was $(477,931,850). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

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

Special Meeting of Stockholders on July 19, 2024

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

Notice of Failure to Satisfy a Continued Listing Rule or Standard

On September 13, 2024, the Company received a letter (the “Nasdaq Staff Deficiency Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty (30) consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until March 12, 2025, to regain compliance. The letter states that the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 5550(a)(2) if at any time before March 12, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of the Company’s common stock.

The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with Nasdaq’s minimum bid price rule by March 12, 2025.

If the Company does not regain compliance with Rule 5550(a)(2) by March 12, 2025, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities. There can be no assurance that the Company will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2024 were not effective (at a reasonable assurance level) due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (issued in 2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon the assessments, management has concluded that as of September 30, 2024, there was a material weakness in our internal control over financial reporting due to the fact that we did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2024, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As disclosed in Note 13 – Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters and there have been no material developments since September 30, 2024 with respect to our legal proceedings, except as described in Note 13 – Commitments and Contingencies. The disclosures set forth in Note 13 – Commitments and Contingencies relating to certain legal matters are incorporated herein by reference.

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

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Date: November 15, 2024	By:	/s/ Danny Meeks
Danny Meeks, Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2024	By:	/s/ Isaac Dietrich
Isaac Dietrich, Chief Financial Officer (Principal Financial and Accounting Officer)

