Form 10-K
period 2024-12-31
Greenwave Technology Solutions, Inc.
filed 2025-04-15
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $19,426,520 as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of Registrant’s common stock outstanding was 57,169,509 as of April 11, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to our 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2024
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

We operate two American Pulverizer 60x85 automotive shredders, one at our Kelford, North Carolina facility and a second at our Carrollton, Virginia yard. Our shredders are designed to produce a denser product and, in concert with advanced separation equipment, more refined recycled ferrous metals, which are more valuable as they require less processing to produce recycled steel products. In totality, this process reduces large metal objects like auto bodies into baseball-sized pieces of shredded recycled metal.

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

We are headquartered in Chesapeake, Virginia and employ 180 people as of April 7, 2025.

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

Sources of Unprocessed Metal

Our main sources of unprocessed metal we purchase are end-of-life vehicles, old equipment, appliances and other consumer goods, and scrap metal from construction or manufacturing operations. We acquire this unprocessed metal from a wide base of suppliers including large corporations, industrial manufacturers, retail customers, and government organizations who unload their metal at our facilities or we pick it up and transport it from the supplier’s location. Currently, our operations and main suppliers are located in the Hampton Roads and northeastern North Carolina markets, in addition to a facility in Cleveland, OH.

Our supply of scrap metal is influenced by overall health of economic activity in the United States, changes in prices for recycled metal, and, to a lesser extent, seasonal factors such as severe weather conditions, which may prohibit or inhibit scrap metal collection.

Technology

We launched ScrapApp.com in September 2023 as a platform for buying end-of-life vehicles directly from individuals wishing to sell their cars, rather than from third parties. As of March 27, 2025, Scrap App has facilitated the purchase of more than 1,200 vehicles from individuals, primarily by Empire, its parent company. We believe Empire has generated positive cashflows from purchasing these vehicles. Scrap App is currently available in 15 markets across Virginia, North Carolina, Ohio, Texas, Colorado, and Arizona, and South Carolina. Scrap App has launched an AI agent in beta to quote cars, schedule pickups, and answer questions as it moves to automate its operations.

After an exhaustive diligence process, Greenwave selected GreenSpark as its point of sale and enterprise resource planning platform in February 2025. The Company has invested significant time and resources into establishing a solid foundation and operating procedures utilizing Greenspark and expects to roll it out across its 13 metal recycling facilities in Q2 2025. Greenwave’s adoption of GreenSpark positions the Company alongside 500+ top-tier scrap yard locations already thriving on the platform. Serving the leading operators in metals recycling and automotive industries, GreenSpark’s scalable ecosystem aligns perfectly with Greenwave’s aggressive growth plans.

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

Greenwave believes the U.S. scrap metal industry is undergoing a fundamental transformation – the past few weeks have revealed that steel producers/automakers have extreme exposure to tariffs and supply chain disruptions. Leading steel makers are moving decisively to lockdown their supply chains to mitigate these fundamental risks – accelerating the already rapid consolidation of the U.S. scrap metal market.

Toyota announced it was acquiring Radius Recycling (f/k/a Schnitzer Steel) for $1.32 billion all-cash – a $757 million premium – on March 13, 2025, despite massive loss and cash burned in operations. Until last week, Schnitzer was one of the largest independent U.S. scrap metal companies — it appears Toyota did not base their valuation on Schnitzer’s current operations, but instead on the value their supply of scrap metal would provide to Toyota’s manufacturing.

The Company believes there are now fewer than 50 scrap yard chains with significant supply volume left in the U.S. –we believe Greenwave is likely in the top 25 in the country, with an extensive footprint in a highly coveted market – Hampton Roads, VA.

Since early February, domestic scrap steel prices are up 32% and demand is already far exceeding supply. These are the market conditions in which Greenwave performs the best — and we’re moving quickly to expand our operations.

When the dust settles, we expect the leading steel producers will likely own supply channels producing a significant portion of the raw material required to operate – and there’s limited U.S. scrap metal chains remaining.

GREENWAVE
TECHNOLOGY SOLUTIONS, INC
NASDAQ:GWAV

#1 SCRAP METAL CHAIN IN A HIGHLY COVETED MARKET

EMPIRE TOANO
Newport News Naval Shipyard
Naval Weapons Station Yorktown
Naval Station Norfolk
EMPIRE CARROLLTON
Steel Hub w/ Shredder
HRBT Expansion
EMPIRE NORFOLK
Port of Virginia
NAS Oceana Master Jet Base
EMPIRE SUFFOLK
EMPIRE EMPORIA
EMPIRE PORTSMOUTH
Non-Ferrous Hub
Sims Port Facility
EMPIRE VIRGINIA BEACH
General Dynamics NASSCO
Nucor Lexington Steel Mill*
Nucor Herford Steel Mill
EMPIRE KELFORD
Steel Hub w/ Shredder
EMPIRE MORGANS CORNER
US Coast Guard Elizabeth City
EMPIRE GREENVILLE*
EMPIRE VANCEBORO*
EMPIRE FAIRMONT*
Empire Metal Recycling Facilities
Scrap Metal Suppliers
Major Customers
* Exact location out of map range

Recent Developments

Registered Direct Offering and Concurrent Private Placement

On January 10, 2025, Greenwave and certain institutional and accredited investors (the “January Purchasers”) entered into a securities purchase agreement (the “January Purchase Agreement”), pursuant to which the Company agreed to sell to such January Purchasers an aggregate of 7,544,323 shares of the Company’s common stock, in a registered direct offering (the “January Registered Direct Offering”), and accompanying warrants to purchase up to 7,544,323 shares of common stock (the “January Warrants”) in a concurrent private placement (the “January Private Placement” and together with the Registered Direct Offering, the “January Offering”), for gross proceeds of approximately $4 million, before deducting the placement agent’s fees and other estimated offering expenses. The purchase price per share and the accompanying January Warrant to purchase one share of common stock was $0.5302. The January Warrants will be exercisable upon the receipt of stockholder approval for the issuance of the January Warrants and have an exercise price of $0.5302 per share. The January Warrants will expire five years from the date of stockholder approval. At any time after the date that is 120 days following the closing of the January Offering, the January Warrants can be exercised on a cashless basis if there is no effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the January Warrants.

Following the later of receipt of approval of the Company’s stockholders and effectiveness of a registration statement registering the resale of the shares underlying the January Warrants, the January Warrants may be redeemed by the Company if the price of the Company’s common stock on Nasdaq is more than 200% of the exercise price of the January Warrants for 20 consecutive trading days and the Company gives proper notice to the holders of such redemption. The January Purchase Agreement also prohibits each January Purchaser from conducting any short sales while such January Purchaser owns any unexpired January Warrants.

Exchange Offer

Concurrently with the January Offering, on January 10, 2025, the Company entered into exchange agreements (collectively, the “Exchange Agreements”) with holders (the “June Holders”) of certain warrants issued on or about June 12, 2024 to purchase the Company’s Common Stock (the “June Warrants”) whereby the Company and the June Holders agreed to exchange the June Warrants for shares of common stock equivalent to 96% of the shares of common stock issuable upon exercise of the June Warrants (the “Exchange”). Pursuant to the Exchange, the Company issued 5,327,401 shares of common stock (the “Exchange Shares”) in exchange for the surrender and termination of certain June Warrants to purchase up to 5,549,374 shares of common stock.

Warrants Amendment

Concurrently with the January Offering, on January 10, 2025, the Company and the holders (the “Existing Holders”) of certain warrants issued on or about (a) March 18, 2024 (the “March Warrants”), (b) April 22, 2024 (the “April Warrants”), and (c) May 16, 2024 (the “May Warrants” and together with the March Warrants and the April Warrants, the “Existing Warrants”), agreed to amend the Existing Warrants (collectively, the “Warrant Amendment”). The Warrant Amendment amended the Existing Warrants to (i) reduce the exercise price of the Existing Warrants from $2.91 to $1.50 per share, (ii) increase the number of shares issuable upon exercise of the Existing Warrants by 250% (the “Quantity Adjustment”), and (iii) to remove certain adjustment provisions in the Existing Warrants in the event of certain dilutive issuances or share combinations. Following the Warrant Amendment, the Existing Warrants are exercisable for 11,346,743 shares of common stock. The shares of common stock issuable upon exercise of the Existing Warrants pursuant to the Quantity Adjustment and the alternative cashless exercise provision pursuant to Section 2(c) of the Existing Warrants are subject to stockholder approval.

Appointment of Lisa Lucas-Burke to Board of Directors

On January 28, 2025, the Company increased the number of directors comprising its Board of Directors (“Board”) from four to five members and appointed Lisa Lucas-Burke as a member of the Board and as a member of the Audit Committee, Compensation Committee, and Nomination and Corporate Governance Committee, effective immediately.

Registered Direct Offering and Concurrent Private Placement

On February 10, 2025, the Company and certain institutional and accredited investors (the “February Purchasers”) entered into a securities purchase agreement (the “February Purchase Agreement”), pursuant to which the Company agreed to sell to such February Purchasers an aggregate of 21,100,000 shares of common stock, in a registered direct offering (the “February Registered Direct Offering”), and accompanying warrants to purchase up to 21,100,000 shares of common stock (the “February Warrants”) in a concurrent private placement (the “February Private Placement” and together with the Registered Direct Offering, the “February Offering”), for gross proceeds of approximately $7 million, before deducting the placement agent’s fees and other estimated offering expenses. The purchase price per share and the accompanying February Warrant to purchase one share of common stock was $0.3337. The February Warrants will be exercisable upon the receipt of stockholder approval for the issuance of the February Warrants and have an exercise price of $0.3337 per share. The February Warrants will expire five years from the date of stockholder approval. At any time after the date that is 120 days following the initial exercise date of the February Warrants, the February Warrants can be exercised on a cashless basis if there is no effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the February Warrants.

Following the later of receipt of approval of the Company’s stockholders and effectiveness of a registration statement registering the resale of the shares underlying the February Warrants, the February Warrants may be redeemed by the Company if the price of the Company’s common stock on Nasdaq is more than 200% of the exercise price of the February Warrants for 20 consecutive trading days and the Company gives proper notice to the holders of such redemption. The February Purchase Agreement also prohibits each February Purchaser from: (a) conducting any short sales while such February Purchaser owns any unexpired February Warrants and (b) selling any portion of the shares prior to the earlier of (i) 8:00 p.m. on February 14, 2025, and (ii) the date on which the common stock is quoted at or above $0.50 per share.

Henry Sicignano III Resignation as Director

Effective February 14, 2025, Henry Sicignano III, a Director of the Company, notified the Company that he will resign from the Board. Mr. Sicignano’s resignation was not the result of a dispute or disagreement with the Company. Mr. Sicignano served as Chairman of the Company’s Audit Committee and as a member of the Company’s Compensation Committee and Nominating and Corporate Governance Committee.

Nasdaq Bid Price Deficiency

As previously reported by the Company, on September 13, 2024, the Company received written notice (the “Notice”) from The Nasdaq Listing Qualification Department (“Nasdaq”) notifying the Company that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. The Notice indicated that the Company has 180 calendar days, or until March 12, 2025, to regain compliance with the Minimum Bid Price Requirement.

On March 13, 2025, Nasdaq notified the Company that although the Company has not regained compliance with the Minimum Bid Price Requirement, the Company is eligible to receive an additional 180 calendar day period or until September 8, 2025, to regain compliance with the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(a)(3)(A). If, at any time during this additional compliance period, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation of compliance, and this matter will be closed. If compliance cannot be demonstrated by September 8, 2025, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Nasdaq Hearings Panel.

The Company is currently monitoring the closing bid price of its common stock and will consider available options, including a reverse stock split, if appropriate, to regain compliance with the Minimum Bid Price Requirement by September 8, 2025. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement, even if it maintains compliance with other listing requirements of the Nasdaq Capital Market.

Intellectual Property

None.

Employees and Human Capital Resources

Greenwave employs 180 people as of April 7, 2025.

We view our diverse employee population and our culture as key to our success. Our company culture prioritizes learning, supports growth and empowers us to reach new heights. We recruit employees with the skills and training relevant to succeed and thrive in their functional responsibilities. We assess the likelihood that a particular candidate will contribute to the Company’s overall goals, and beyond their specifically assigned tasks. Depending on the position, our recruitment reach can be local as well as national. We provide competitive compensation and best in class benefits that are tailored specifically to the needs and requests of our employees. As appropriate, employees are provided the option of working remotely or at our facilities with appropriate safeguards. We uphold our commitment to stockholders by working hard and being thoughtful and deliberate in how we use resources.

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

Risk Factors Summary

Risks Relating to Our Business and Industry

●	We operate in industries that are cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results, financial condition and cash flows.
●	Changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions may adversely affect our operating results, financial condition and cash flows.
●	Changes in the availability or price of inputs such as raw materials and end-of-life vehicles could reduce our sales.
●	Significant decreases in scrap metal prices may adversely impact our operating results.
●	Imbalances in supply and demand conditions in the global steel industry may reduce demand for our products.
●	Impairment of long-lived assets and equity investments may adversely affect our operating results.
●	Increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products.
●	Equipment upgrades, equipment failures and facility damage may lead to production curtailments or shutdowns.
●	We are subject to legal proceedings and legal compliance risks that may adversely impact our financial condition, results of operations and liquidity.
●	Climate change may adversely impact our facilities and our ongoing operations.

●	Catastrophic events may disrupt our business and impair our ability to provide our platform to clients and consumers, resulting in costs for remediation, client and consumer dissatisfaction, and other business or financial losses.
●	We depend on a small number of suppliers for the materials necessary to run our business. The loss of these suppliers, or their failure to supply us with these materials, would materially and adversely affect our business.
●	We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2024 and 2023 revenues.
●	We have a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations.
●	We are highly dependent on the services of key executives, the loss of whom could materially harm our business and our strategic direction. If we lose key management or significant personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.
●	We may need to obtain additional financing to fund our operations.
●	Our independent registered accounting firm has expressed concerns about our ability to continue as a going concern.
●	In the past we have experienced material weaknesses in our internal control over financial reporting, which if continued, could impair our financial condition.

Risks Relating to Government Laws and Regulations

●	Tax increases and changes in tax rules may adversely affect our financial results.
●	We may not realize our deferred tax assets in the future.
●	Environmental compliance costs and potential environmental liabilities may have a material adverse effect on our financial condition and results of operations.
●	Governmental agencies may refuse to grant or renew our licenses and permits, thus restricting our ability to operate.
●	Compliance with existing and future climate change and greenhouse gas emission laws and regulations may adversely impact our operating results.

Risks Relating to Intellectual Property

●	We may not be able to protect our intellectual property rights throughout the world.
●	We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and the outcome might have an adverse effect on the success of our business.
●	We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Risks Related to our Common Stock

●	The market price of our common stock may be volatile and adversely affected by several factors.
●	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.
●	We are a “smaller reporting company” within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our common stock could be less attractive to investors.
●	We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.
●	You could lose some or all of your investment.
●	Our management controls a large block of our common stock that will allow them to control us.
●	Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and experience further dilution.

●	Provisions in our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and Delaware law might discourage, delay or prevent a change in control of our Company or changes in our management and, therefore, depress the market price of our common stock.
●	If securities or industry research analysts do not publish research or reports about our business, or if they issue unfavorable or misleading opinions regarding common stock, the market price and trading volume of our common stock could decline.
●	Future sales and issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
●	We have broad discretion in the use of the net proceeds from our public offerings and may not use them effectively.
●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
●	If we are unable to satisfy the applicable continued listing requirements of Nasdaq, our common stock could be delisted

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

In March 2018, the U.S. imposed a 25% tariff on certain imported steel products and a 10% tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962. In March 2025, the U.S. raised tariffs on all imported steel and aluminum products to 25% without exception or exclusion. These new tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, and other foreign governments have initiated or are considering imposing trade measures on other U.S. goods. For example, China has imposed a series of retaliatory tariffs on certain U.S. products, including a 25% tariff on all grades of U.S. scrap and an additional 25% on U.S. aluminum scrap. These tariffs and other trade actions could result in a decrease in international steel demand beyond that already experienced and further negatively impact demand for our products, which would adversely impact our business. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, the impact of the trade actions on our operations or results remains uncertain, but this impact could be material.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2024 and 2023 revenues.

We currently derive a significant portion of our revenues from three large corporate customers. The Company has a concentration of customers. For the fiscal year ended December 31, 2024, two large customers individually accounted for $18,654,928 and $1,683,325, or approximately 55.99% and 5.05% of our revenues, respectively. For the fiscal year ended December 31, 2023, two large customers individually accounted for $20,716,044 and $2,001,847, or approximately 58.08% and 5.61% of our revenues, respectively.

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

We are highly dependent on our management team, specifically our Chief Executive Officer and Acting Chief Financial Officer, Danny Meeks. While we have an employment agreement with Danny Meeks, such employment agreement permits Mr. Meeks to terminate such agreement upon notice. If we lose key employees, our business may suffer. Furthermore, our future success will also depend in part on the continued service of our key management personnel and our ability to identify, hire, and retain additional personnel. We carry “key-man” life insurance on the life of our executive officer. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

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

As reported in Item 9A of this Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 and 2023 due to material weaknesses regarding our controls and procedures. The Company did not have sufficient segregation of duties to support its internal control over financial reporting. Due to our small size and limited resources, segregation of all conflicting duties has not always been possible and may not be economically feasible in the near term; however, we do expect to hire additional accounting personnel in the near future. We have and do endeavor to take appropriate and reasonable steps to make improvements to remediate these deficiencies. If we have continued material weaknesses in our internal financial reporting, our financial condition could be impaired or we may have to restate our financials, which could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the success of our business.

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

As of April 2, 2025, members of our management team beneficially own approximately 4.24% of our outstanding common stock. Further, there are 450,000 shares of Series A-1 Convertible Preferred Voting Stock owned by an entity controlled by the Company’s Chairman and Chief Executive Officer which are, in the aggregate, convertible into and have voting weight equal to 45% of the number of common shares outstanding.

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

We are authorized to issue up to 1,200,000,000 shares of common stock, of which 57,169,509 shares of common stock are issued and outstanding as of March 28, 2025. Further, there are 450,000 shares of Series A-1 Convertible Preferred Voting Stock owned by an entity controlled by the Company’s Chairman and Chief Executive Officer which are, in the aggregate, convertible into and have voting weight equal to 45% of the number of common shares outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of stockholders. Consequently, our stockholders may experience further dilution in their ownership of our stock in the future, which could have an adverse effect on the trading market for our common stock.

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

If we are unable to satisfy the applicable continued listing requirements of Nasdaq, our common stock could be delisted.

On September 13, 2024, the Company received the Notice from Nasdaq notifying the Company that it was not in compliance with the Minimum Bid Price Requirement, as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. The Notice indicated that the Company has 180 calendar days, or until March 12, 2025, to regain compliance with the Minimum Bid Price Requirement.

On March 13, 2025, Nasdaq notified the Company that although the Company has not regained compliance with the Minimum Bid Price Requirement, the Company is eligible to receive an additional 180 calendar day period or until September 8, 2025, to regain compliance with the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(a)(3)(A). If, at any time during this additional compliance period, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation of compliance, and this matter will be closed. If compliance cannot be demonstrated by September 8, 2025, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Nasdaq Hearings Panel.

The Company is currently monitoring the closing bid price of its common stock and will consider available options, including a reverse stock split, if appropriate, to regain compliance with the Minimum Bid Price Requirement by September 8, 2025. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement, even if it maintains compliance with other listing requirements of the Nasdaq Capital Market. Although we anticipate complying with Nasdaq’s Listing Rules going forward, there can be no assurance that we will be able to meet continued listing requirements in the future. In determining whether to afford a company a cure period prior to commencing suspension or delisting procedures, Nasdaq analyzes all relevant facts including any past deficiencies, and thus our prior deficiencies could be used as a factor by Nasdaq in any future decision to delist our securities from trading on its exchange.

If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital. Delisting from Nasdaq could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Due to the recent implementation of the Reverse Stock Split, the liquidity of our common stock may be adversely effected.

We conducted a one-for-one hundred fifty (1:150) reverse stock split of our common stock that we effectuated with an effective time of 11:59 p.m. Eastern Time on May 31, 2024 (the “Reverse Stock Split”). Our common stock began trading on Nasdaq on a split-adjusted basis beginning at the open of the market on June 3, 2024. The liquidity of the shares of our common stock may be affected adversely by any reverse stock split given the reduced number of shares of our common stock that are outstanding following the Reverse Stock Split, especially if the market price of our common stock does not increase as a result of the Reverse Stock Split. Following the Reverse Stock Split, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors. Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the Reverse Stock Split resulted in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

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

Although we have not experienced a cyberattack or other Cybersecurity incident that has materially affected us, we cannot guarantee that we will not experience Cybersecurity incidents that may have a material effect on us in the future. We may not be able to protect our systems and networks, or the confidentiality of our confidential or other information (including personal information), from cyberattacks and other unauthorized access, disclosure, and disruption.

ITEM 2. PROPERTIES

We own the property underlying our scrap yards located at:

●	4091 Portsmouth Blvd., Portsmouth, VA 23701
●	22097 Brewers Neck Blvd., Carrollton, VA 23314
●	1576 Millpond Rd., Elizabeth City, NC 27909,
●	8952 Richmond Rd., Toano, VA 23168
●	9922 Hwy 17 S., Vanceboro, NC 28586
●	1040 Oceana Blvd, Virginia Beach, VA 23454
●	406 Sandy Street, Fairmont, NC 28340

Further, we own properties located at 278 and 276 Suburban Drive, Suffolk, VA 23434 and 4087, 4089, 4091, 4103, 4105 and 4117 Portsmouth Blvd, Portsmouth, VA 23701.

We lease the properties for our scrap yards located at 130 Courtland Rd., Emporia, VA 23847; 1100 E Princess Anne Rd, Norfolk, VA 23504; 277 Suburban Drive, Suffolk, VA 23434 from third parties.

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

On October 25, 2024, Arena Special Opportunities Fund, LP and other related entities (“Arena”) filed a lawsuit in New York State Court (the “Action”). The complaint for the lawsuit alleges, among other things, a purported breach of contract based on an alleged equity conditions failure. The Company believes that the Action lacks merit. In the event this Action is not summarily dismissed, the Company intends to vigorously defend against it.

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

The last reported sale price of Common Stock as of April 11, 2025 on Nasdaq was $0.199 per share.

Holders

As of April 11, 2025, there were 142 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our Common Stock is Equity Stock Transfer, located at 237 W. 37th St. #602, New York, NY 10018.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	799	$148.11	1,472,609
Equity compensation plans not approved by security holders	—	—	—
Total	799	$148.11	1,472,609

(1)	Includes the 2014 Stock Incentive Plan, 2015 Stock Incentive Plan, 2016 Stock Incentive Plan, 2017 Equity Incentive Plan, 2018 Equity Incentive Plan, 2021 Equity Incentive Plan, 2022 Equity Incentive Plan, the 2023 Equity Incentive Plan, and the 2024 Equity Incentive Plan, as amended.

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

We operate two American Pulverizer 60x85 automotive shredders, one at our Kelford, North Carolina facility and a second at our Carrollton, Virginia yard. Our shredders are designed to produce a denser product and, in concert with advanced separation equipment, more refined recycled ferrous metals, which are more valuable as they require less processing to produce recycled steel products. In totality, this process reduces large metal objects like auto bodies into baseball-sized pieces of shredded recycled metal.

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

We are headquartered in Chesapeake, Virginia and employ 180 people as of April 7, 2025.

Results of Operations For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	For the Fiscal Year ended
	31-Dec-24	31-Dec-23	$ Change	%Change
Revenues	$33,315,859	$35,667,982	$(2,352,123)	(6.59)%

Gross Profit	12,989,478	14,483,403	(1,493,925)	(10.31)%

Operating Expenses	47,251,411	33,998,165	13,253,246	38.98%

Loss from Operations	(34,261,933)	(19,514,762)	(14,747,171)	75.57%

Other Income (Expense)	10,344,580	(7,421,228)	17,765,808	(239.39)%

Net Income (Loss) Available to Common Stockholders	$(100,446,189)	$(33,597,142)	$(66,849,047)	198.97%

Revenues

For the year ended December 31, 2024, we generated $33,315,859 in revenues, as compared to $35,667,982 for the year ended December 31, 2023, a decrease of $2,352,123. This decrease was primarily due to the Company accumulating inventory during the fourth quarter of 2024 in anticipation of metal tariffs in early 2025 likely driving the prices of domestic scrap metal higher. Inventories increased to $2,889,682 as of December 31, 2024, from $200,248 at December 31, 2023, an increase of $2,689,254. The Company believes it would have generated in excess of $4 million in revenue had it sold these inventories during fiscal year 2024. From January 6 to March 17, 2025, the price for the Company’s unshredded ferrous metal increased 32% — enabling the Company to generate significantly more revenue and gross profit from the inventory accumulated in the final months of 2024 and the first two months of 2025.

During the year ended December 31, 2024, our metal revenues declined to $23,296,239 from $25,350,883 during the same period in 2023, a decline of $2,054,644, primarily due to our fourth quarter 2024 inventory accumulation strategy described above. Our hauling revenues fell to $9,881,820 from $10,156,938 for the years ended December 31, 2024 and 2023, respectively, a decline of $275,118, due to significant storms in Hampton Roads, VA in 2024. There was other revenue, compromised rental income from our Portsmouth Blvd properties, of $137,800 during the year ended December 31, 2024, as compared to $132,640 for the same period in 2023, a minor increase of $5,160 due to annual rent increases.

Cost of revenues

Our cost of revenues decreased to $20,326,381 for the year ended December 31, 2024 from $21,184,579 during the same period in 2023, a decline of $858,198, primarily due to our fourth quarter 2024 inventory accumulation strategy described above.

Metal costs declined to $14,508,923 during the year ended December 31, 2024 from $16,154,529 during the same period in 2023, a decrease of $1, 645,606 due to the Company streamlining its operations, along with its fourth quarter 2024 inventory accumulation strategy described above.

Hauling costs increased to $5,817,458 for the year ended December 31, 2024 from $4,996,871 during the same period in 2023, an increase of $820,587, due to higher fuel and driver costs. The cost of other revenue was $0 for the year ended December 31, 2024, compared to $33,179 during the same period in 2023, a decrease of $33,179.

Gross profit

Our gross profit was $12,989,478 during the year ended December 31, 2024 as compared to $14,483,403 during the same period in 2023, a decrease of $1,493,925, as the Company accumulated metal inventory, our highest gross margin revenue stream. For this same reason, our gross margins decreased to 39% during the year ended December 31, 2024 from 41% during the same period in 2023.

Gross profit on metal declined to $8,787,316 during the year ended December 31, 2024, or 38%, from $9,196,354 during the same period in 2023, or 36%, a decline of $409,038, primarily due to the inventory accumulation strategy described above, partially offset by operational efficiencies.

Gross profit on hauling declined to $4,064,362, a margin of 41%, during the year ended December 31, 2024, from $5,160,067, a margin of 51%, during the same period in 2023, a decrease of $1,095,705, due to higher fuel and driver costs.

Operating Expenses

For the years ended December 31, 2024 and 2023, our operating expenses were $47,251,411 and $33,998,165, respectively, an increase of $13,253,246. There was an increase in payroll and related expenses of $1,546,901 as payroll and related expenses were $8,181,701 for 2024 as compared to $6,634,800 for the same period in 2023, which was the result of the Company expanding its operational staff. Advertising expense decreased by $361,047 to $53,147 for 2024 as compared to $414,194 for 2023 as the Company focused its resources on its scrap metal operations. Depreciation and amortization of intangible assets increased by $1,523,013 to $7,337,893 for 2024 from $5,814,880 in 2023 as a result of the Company acquiring additional fixed assets. Impairment of tangible assets increased by $439,086 to $439,086 for 2024 from $0 in 2023. There were hauling and equipment maintenance costs of $5,296,630 in 2024, as compared to $2,898,202 in 2023, an increase of $2,398,428, due to an increase in repair and fuel costs. Consulting, accounting, and legal expenses increased to $3,179,812 during the year ended December 31, 2024 from $1,713,613 during the same period in 2023, an increase of $1,466,199 due to the Company conducting capital raises. There was a decrease in rent expenses as a result of the Company buying properties it previously rented, declining $422,030 from $3,102,484 during the year ended December 31, 2023 to $2,680,454 during the same period in 2024. There were warrants issued for services of $3,004,909 during the year ended December 31, 2024 as compared to $171,239 during the same period in 2023, an increase of $2,833,770 primarily related to the Company’s registered direct offerings. There was stock based compensation of $823,500 during the year ended December 31, 2024, as compared to $0 during the same period in 2023, an increase of $823,500, as a result of equity awards to the Company’s directors and an officer under its shareholder-approved equity inventive plans. Other general and administrative expenses increased to $3,915,729 for the year ended December 31, 2024 from $3,200,445 for the year ended December 31, 2023, an increase of $715,284, as a result of the Company’s operations expanding.

There were $12,338,550 and $9,850,850 in losses on assets acquired from a related-party, an increase of $2,487,700, during the years ended December 31, 2024 and 2023, respectively, due to the Company’s purchase of land and permits underlying 7 of the Company’s scrap yards in 2024 and the purchase of two American Pulverizer 60x85 shredders and a downstream processing system in 2023. There were $0 and $197,458 in losses on assets acquired from a non related-party, a decrease of $197,458, during the years ended December 31, 2024 and 2023, respectively. The Division of Corporate Finance requires companies to report the value of assets acquired from related-parties at the original cost basis of the related-party– regardless of the assets’ current fair market value. As our Chairman began acquiring the properties underlying our scrap yards approximately 20 years ago, these properties – along with the permits, automotive shredders, and downstream processing system – had appreciated significantly since their original purchase. As a result of these transactions, Greenwave is expected to realize savings of $1.7 million in cash annually in rent and owns the infrastructure to rapidly expand its operations.

Loss from Operations

Our loss from operations increased $14,747,171 to $34,261,933 during the year ended December 31, 2024, from $19,514,762 during the year ended December 31, 2023.

Other Income (Expense)

During the year ended December 31, 2024, there was other income of $10,344,580, as compared to $(7,421,228) in other expenses for the year ended December 31, 2023, an increase of $17,765,808. There were losses of $(14,213,480) on the conversion of convertible notes during the year ended December 31, 2024, as compared to $0 during the same period in 2023. There was a gain on settlement of notes payable and accrued interest, along with advances of $1,056,962 and $632,540 for the years ended December 31, 2024 and 2023, respectively. Interest expense decreased to $(5,364,703) during fiscal year 2024 as compared to $(8,897,267) during fiscal year 2023. There was neither a gain nor loss in the fair value of derivative liabilities during the year ended December 31, 2023, as compared to a gain in change of fair value of derivative liabilities of $48,314,949 during the same period in 2024. There was other losses of $15,212 during the year ended December 31, 2024, as compared to other gains of $17,572 during the same period in 2023, respectively. There was gain on lease termination of $108,863 during the year ended December 31, 2023 as compared to $0 during the same period in 2024. There was a gain on tax credit of $717,064 during the year ended December 31, 2023 as compared to $0 during the same period in 2024. There were losses on the extinguishment of debt of $(16,351,827) during the year ended December 31, 2024, as compared to $0 during the same period in 2023. There were warrant expenses for financing of $(3,029,927) during the year ended December 31, 2024, as compared to $0 during the same period in 2023. Lastly, there was an expense of $(52,182) for shares issued for financing during the year ended December 31, 2024, as compared to $0 during the same period in 2023.

Net Loss available to common stockholders

Our net loss available to stockholders increased by $66,849,047 to $100,446,189 during the year ended December 31, 2024, from $33,597,142 during the year ended December 31, 2023.

Liquidity and Capital Resources

Net cash used in operating activities for the years ended December 31, 2024 and 2023 was $17,254,723 and $1,833,310, respectively. Cash flows used in operations in 2024 was impacted by depreciation of $7,337,893, loss on asset – related party of $12,338,550, amortization of right of use assets net of $324,608, interest and amortization of debt discount of $5,364,703, a gain on the settlement of notes payable and factoring advances of $1,056,962, a decrease in due to a related party of $1,685,205, an increase in accounts receivable of $745,477, stock compensation of $823,500, stock compensation for services of $3,004,909, loss on extinguishment of $16,351,827, change in fair value of derivative liabilities of $48,314,949, an increase in inventories of $2,689,254, an increase in prepaid expenses of $687,194, loss of conversion of debt of $14,213,480, impairment of equipment of $439,086, an increase in accounts payable of $969,383, an decrease in payroll wages payable of $156,582, an increase in lease liability of $177,417, and a decrease in lease liability (related-party) of $83,430. Cash flows used in operations in 2023 were impacted by depreciation of $2,856,380, amortization of intangible assets of $2,958,500, loss on asset – related party of $9,850,850, loss on assets of $197,458 amortization of right of use assets net of $392,050, amortization of right of use assets-related party net of $1,250,218, interest and amortization of debt discount of $8,897,267, a gain on the settlement of notes payable and factoring advances of $632,540, an increase in due to a related party of $1,824,318, an increase in accounts receivable of $431,155, stock compensation of $171,239, a decrease in inventories of $10,782, a decrease in prepaid expenses of $200,590, an decrease in security deposit of $25,000, gain on deferred revenue of $25,000, gain on lease termination of $108,863 an increase in accounts payable of $856,151 an decrease in payroll wages payable of $614,271, and a decrease in lease liability of $1,619,790.

Net cash used in investing activities was $15,921,990 and $1,678,176 for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, there was cash used in the purchase of equipment of $12,339,809 and purchase of equipment from a related-party of $3,582,181.For the year ended December 31, 2023, there was cash used in the purchase of equipment of $1,760,945 and cash received for the advance of asset of $82,769.

Net cash provided by financing activities for the year ended December 31, 2024and 2023 was $34,207,018 and $4,235,841, respectively. During the year ended December 31, 2024, there were proceeds from warrant exercises of $2,834, 741, proceeds from the sale of common stock and warrants of $40,369,115, proceeds from bank overdrafts of $112,933, and proceeds from factoring advances of $2,843,950, offset by repayments of $2,909,257 towards non-convertible notes, repayments of $3,538,388 towards factoring advances, repayments of $4,008,993 towards a related-party note payable, and repayments of $1,497,083 towards convertible notes payable. During the year ended December 31, 2023, there were proceeds from non-convertible notes of $1,000,000, proceeds from convertible notes of $13,118,750, proceeds from the sale of common stock of $2,841,181, proceeds from warrant exercises of $15,511 proceeds from bridge financing of $825,000, proceeds from bank overdrafts of $118,763, and proceeds of $3,746,109 from factoring advances, offset by repayments of $4,858,587 towards non-convertible notes and repayments of $12,570,886 towards factoring advances.

Capital Resources

As of December 31, 2024, we had cash on hand of $2,576,464. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Fundraising

During the year ended December 31, 2024, there were proceeds from warrant exercises of $2,834, 741, proceeds from the sale of common stock and warrants of $40,369,115, proceeds from bank overdrafts of $112,933, and proceeds from factoring advances of $2,843,950.

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

Going Concern and Management’s Liquidity Plans

As of December 31, 2024, the Company had cash of $2,576,464 and a working capital deficit (current liabilities in excess of current assets) of $(13,453,459). During the year ended December 31, 2024, the net cash used in operating activities was $(17,254,723). The accumulated deficit as of December 31, 2024 was $(496,312,346). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

During the year ended December 31, 2024, there were proceeds from warrant exercises of $2,834,741, proceeds from the sale of common stock and warrants of $40,369,115, proceeds from bank overdrafts of $112,933, and proceeds from factoring advances of $2,843,950.

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

Recent Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. The Company will adopt ASU 2023-09 for the annual period ending December 31, 2025 and is currently evaluating the impact of this guidance on its disclosures.

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures surrounding reportable segments, particularly (i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included in the reported measure(s) of a segment’s profit and loss and (ii) other segment items that reconcile segment revenue and significant expenses to the reported measure(s) of a segment’s profit and loss, both on an annual and interim basis. Companies are also required to provide all annual disclosures currently required under Topic 280 in interim periods, in addition to disclosing the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit and loss in assessing segment performance and allocating resources. The Company adopted ASU 2023-07 for the annual period ended December 31, 2024. See Note 20 – Segment Reporting.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires specified information about certain costs and expenses be disclosed in the notes to the financial statements, including the expense caption on the face of the income statement in which they are disclosed, in addition to a qualitative description of remaining amounts not separately disaggregated. Entities will also be required to disclose their definition of “selling expenses” and the total amount in each annual period. The standard is effective for the Company for annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with updates applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

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

Intangible: Intangible assets with finite useful lives consist of tradenames, licenses and customer relationships and are amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During the fiscal years ended December 31, 2024 and 2023, the Company recorded $2,958,500 and $2,958,500 in amortization of intangible assets, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2024 were not effective (at a reasonable assurance level) due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (issued in 2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

Form 8-K Disclosures

We are providing the following disclosures in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (“Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”).

Jason Adelman Resignation

On April 10, 2025, Jason Adelman provided the Board with his formal resignation from the Board and all committees thereof, effective immediately. Mr. Adelman was a member of the Board’s Compensation, Audit, and Nomination and Corporate Governance Committees. Mr. Adelman’s decision to resign was not due to any disagreement with our Company on any matter relating to our operations, policies or practices (financial or otherwise).

Isaac Dietrich Termination

On April 12, 2025, we terminated the employment of Isaac Dietrich, our Chief Financial Officer, effective April 12, 2025.

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

We have an insider trading policy that governs the purchase, sale, and other disposition of our securities by our directors, officers, employees and other individuals associated with us, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is RBSM LLP, New York, NY, Auditor ID: 587.

The information required by Item 14 is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report:

(1) Financial Statements

See “Index to Consolidated Financial Statements” on Page F-1.

(2) Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

(3) List of Exhibits.

			Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Plan of Reorganization, dated March 18, 2014.	S-1	333-196735	2.1	June 13, 2014
2.2	Agreement and Plan of Merger between MassRoots, Inc., Empire Merger Corp., Empire Services, Inc. and Danny Meeks, as the sole shareholder, dated September 30, 2021	8-K	000-55431	10.1	October 6, 2021
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	8-K/A	000-55431	3.1	June 19, 2018
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation effective September 30, 2021, field with the Secretary of State on September 30, 2021	8-K	000-55431	3.1	October 6, 2021
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-55431	3.1	February 25, 2022
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-55431	3.2	February 25, 2022
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41452	3.1	June 3, 2024

3.6	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock.	8-K	000-55431	3.1	April 2, 2024
3.7	Certificate of Elimination relating to the Series D Preferred Stock, dated May 29, 2024	8-K	001-41452	3.1	June 3, 2024
3.8	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock of Greenwave Technology Solutions, Inc., dated November 13, 2024	8-K	001-41452	3.1	November 18, 2024
3.9	Amended and Restated Bylaws of the Registrant.	8-K	001-41452	3.1	November 29, 2022
3.10	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant	DEF 14A	001-41452	Appendix A	June 3, 2024
4.1	Form of Common Stock Certificate.	S-1	333-196735	4.1	June 13, 2014
4.2	Description of Registrant’s Securities	10-K	001-41452	4.2	March 31, 2023
4.3	Form of Warrant dated July 2023	8-K	000-55431	4.1	August 3, 2023
4.4	Form of Senior Note dated July 2023	8-K	000-55431	4.2	August 3, 2023
4.5	Form of Secured Promissory Note dated July 31, 2023. Issued to DWM Properties LLC	8-K	000-55431	4.3	August 3, 2023
4.6	Form of Warrant issued to Purchasers, dated August 2023	8-K	000-55431	4.1	August 21, 2023
4.7	Form of Placement Agent Warrant, dated August 2023	8-K	000-55431	4.2	August 21, 2023
4.8	Form of Warrant	8-K	000-55431	4.1	December 6, 2021
4.9	Form of Senior Note	8-K	000-55431	4.2	December 6, 2021
4.10	Form of Inducement Warrant	8-K	001-41452	4.1	March 18, 2024
4.11	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	April 22, 2024
4.12	Form of Financial Advisor Warrant	8-K	001-41452	4.2	April 22, 2024
4.13	Amendment to Senior Secured Convertible Promissory Note, dated as of May 3, 2024, by and among Greenwave Technology Solutions, Inc. and the Holders party thereto.	8-K	001-41452	4.1	May 3, 2024
4.14	Waiver Agreement, dated as of May 9, 2024, by and among Greenwave Technology Solutions, Inc. and the Purchasers party thereto.	8-K	001-41452	4.1	May 9, 2024
4.15	Form of Warrant issued to Purchasers	10-Q	001-41452	4.1	May 20, 2024
4.16	Form of Financial Advisor Warrant	10-Q	001-41452	4.2	May 20, 2024
4.17	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	June 11, 2024
4.18	Form of Placement Agent Warrant	8-K	001-41452	4.2	June 11, 2024
4.19	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	January 13, 2025
4.20	Form of Placement Agent Warrant	8-K	001-41452	4.2	January 13, 2025
4.21	Form of Warrant Amendment entered into with Existing Holders	8-K	001-41452	4.3	January 13, 2025
4.22	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	February 11, 2025
4.23	Form of Placement Agent Warrant	8-K	001-41452	4.2	February 11, 2025
4.24	Promissory Note, dated as of December 2, 2024, issued to DWM Properties LLC	8-K	001-41452	4.1	December 2, 2024

10.1+	2014 Stock Incentive Plan and form of agreements thereunder.	S-1	333-196735	10.12	June 13, 2014
10.2+	2015 Stock Incentive Plan and form of agreements thereunder.	10-K	333-196735	10.12	March 30, 2016
10.3+	2016 Stock Incentive Plan and form of agreements thereunder.	8-K	000-55431	4.1	September 23, 2016
10.4+	2017 Equity Incentive Plan and form of agreements thereunder.	DEF 14C	000-55431	Appendix A	December 9, 2016
10.5+	2018 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix B	May 11, 2018
10.6+	2021 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix C	July 12, 2021
10.7+	2022 Equity Incentive Plan and form of agreements thereunder	DEF 14A	001-41452	Appendix A	October 11, 2022
10.8+	2023 Equity Inventive Plan and form of agreements thereunder	DEF 14A	001-41452	Appendix A	August 31, 2023
10.9+	2024 Equity Inventive Plan and form of agreements thereunder.	DEF 14A	001-41452	Appendix A	April 11, 2024
10.10+	Amendment No. 1 to the 2024 Equity Inventive Plan	DEF 14A	001-41452	Appendix B	June 3, 2024
10.11	Form of Amended and Restated Simple Agreement for Future Tokens.	S-1	333-223038	10.27	February 14, 2018
10.12+	Employment Agreement by and between the Company and Danny Meeks	8-K	000-55431	10.2	October 6, 2021
10.13	Securities Purchase Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.1	December 6, 2021
10.14	Pledge and Security Agreement, dated November 30, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.2	December 6, 2021
10.15	Registration Rights Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.3	December 6, 2021
10.16	Form of Exchange Agreement	8-K/A	000-55431	10.1	April 2, 2024
10.17	Purchase Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.1	August 3, 2023
10.18	Security Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.2	August 3, 2023
10.19	Registration Rights Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.3	August 3, 2023
10.20	Bill of Sale, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and DWM Properties LLC	8-K	000-55431	10.4	August 3, 2023
10.21	Form of Securities Purchase Agreement between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto.	8-K	000-55431	10.1	August 21, 2023
10.22	Form of Inducement Letter	8-K	000-55431	10.1	March 18, 2024
10.23	Form of Securities Purchase Agreement between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	April 22, 2024
10.24	Form of Exchange Agreement	8-K	001-41452	10.2	April 22, 2024
10.25	Form of Voting Agreement	8-K	001-41452	10.3	April 22, 2024
10.26	Form of Exchange Agreement	8-K	001-41452	10.1	May 16, 2024

10.27	Form of Securities Purchase Agreement between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	10-Q	001-41452	10.1	May 20, 2024
10.28	Form of Securities Purchase Agreement, dated as of June 10, 2024, by and between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	June 11, 2024
10.29	Contract of Sale, dated as of December 2, 2024, by and among, DWM Properties LLC, KPAJ, LLC, Oceana Salvage Properties, L.L.C., as Sellers, and Greenwave Technology Solutions, Inc.	8-K	001-41452	10.1	December 2, 2024
10.30	Form of Securities Purchase Agreement, dated as of January 10, 2025, by and between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	January 13, 2025
10.31	Form of Exchange Agreement, dated as of January 10, 2025, by and between Greenwave Technology Solutions, Inc. and the June Holders signatory thereto	8-K	001-41452	10.2	January 13, 2025
10.32	Form of Voting Agreement, dated as of January 10, 2025, by and between Greenwave Technology Solutions, Inc. and the signatory thereto	8-K	001-41452	10.3	January 13, 2025
10.33	Form of Securities Purchase Agreement, dated as of February 10, 2025, by and between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	February 11, 2025
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm RBSM LLP
31.1*	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy	10-K	001-41452	10.54	April 16, 2024

*	filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

+	Denotes a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2025.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

By:	/s/ Danny Meeks
Danny Meeks Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Danny Meeks	Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer) and	April 15, 2025
Danny Meeks	Chairman of the Board of Directors

/s/ Cheryl Lanthorn	Director	April 15, 2025
Cheryl Lanthorn

/s/ Lisa Lucas-Burke	Director	April 15, 2025
Lisa Lucas-Burke

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greenwave Technology Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenwave Technology Solutions, Inc., and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

PCAOB ID 587

/s/ RBSM LLP

We have served as the Company’s auditor since 2017.

New York, NY

April 15, 2025

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$2,576,464	$1,546,159
Inventories, net	2,889,682	200,428
Accounts receivable, net of allowance for doubtful accounts	1,254,390	646,413
Prepaid expenses	921,580	296,761
Total current assets	7,642,116	2,689,761

Property and equipment, net	25,596,856	16,569,125
Property and equipment, net - Purchased from Related Party	11,834,807	6,926,315
Operating lease right of use assets, net - related party	-	103,822
Operating lease right of use assets, net	1,048,070	198,558
Licenses, net	14,359,950	16,487,350
Customer list, net	1,511,325	1,735,225
Intellectual property, net	1,062,600	1,669,800
Security deposit	31,893	31,893

Total assets	$63,087,617	$46,411,849

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Bank overdraft	$231,696	$118,763
Accounts payable and accrued expenses	5,893,351	6,100,449
Accrued payroll and related expenses	3,946,410	4,089,836
Factoring, net of unamortized debt discount of $- and $0, respectively	0	0
Non-convertible notes payable, current portion, net of unamortized debt discount of $633,396 and $774,308, respectively	2,505,360	2,623,561
Convertible notes payable, current portion, net of unamortized debt discount of $- and $3,934,506, respectively	0	8,065,494
Related party note payable	7,691,859	17,218,350
Due to related parties	495,354	2,070,402
Operating lease obligations, current portion - related party	-	111,240
Operating lease obligations, current portion	331,545	89,731
Total current liabilities	21,095,575	40,487,826

Operating lease obligations, less current portion	773,820	94,943
Convertible notes payable, net of unamortized debt discount of $- and $1,967,253, respectively	0	4,032,747
Non-convertible notes payable, net of unamortized debt discount of $1,076,554 and $1,739,260, respectively	4,263,239	6,250,481
Total liabilities	26,132,634	50,865,997

Commitments and contingencies (See Note 11)

Stockholders’ equity (deficit):
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series A-1, $0.001 par value, $100,000 stated value, 450,000 and 0 shares authorized; 450,000 and 0 shares issued and outstanding, respectively	450	0
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 26,091,027 and 113,096 shares issued and outstanding, respectively	26,091	113
Additional paid in capital	533,240,788	391,411,896
Accumulated deficit	(496,312,346)	(395,866,157)
Total stockholders’ equity (deficit)	36,954,983	(4,454,148)

Total liabilities and stockholders’ equity (deficit)	$63,087,617	$46,411,849

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023

Revenues	$33,315,859	$35,667,982

Cost of Revenues	20,326,381	21,184,579

Gross Profit	12,989,478	14,483,403

Operating Expenses:
Advertising	53,147	414,194
Payroll and related expense	8,181,701	6,634,800
Rent, utilities and property maintenance	2,680,454	3,102,484
Hauling and equipment maintenance	5,296,630	2,898,202
Depreciation and amortization expense	7,337,893	5,814,880
Impairment of tangible assets	439,086	0
Consulting, accounting and legal	3,179,812	1,713,613
Loss on asset	0	197,458
Loss on asset - related-party	12,338,550	9,850,850
Warrants issued for services	3,004,909	171,239
Stock compensation	823,500	0
Other general and administrative expenses	3,915,729	3,200,445
Total Operating Expenses	47,251,411	33,998,165

Loss From Operations	(34,261,933)	(19,514,762)

Other Income (Expense):
Interest expense and amortization of debt discount	(5,364,703)	(8,897,267)
Shares issued for financing	(52,182)	0
Other gain (loss)	(15,212)	17,572
Gain on tax credit	0	717,064
Gain on lease termination	0	108,863
Change in fair value of derivative liabilities	48,314,949	0
Loss on extinguishment of debt	(16,351,827)	0
Equity issued for warrant inducement	(3,029,927)	0
Loss on conversion of convertible notes	(14,213,480)	0
Gain on settlement of non-convertible notes payable, accrued interest, and advances	1,056,962	632,540
Total Other Income (Expense)	10,344,580	(7,421,228)

Net Loss Before Income Taxes	(23,917,353)	(26,935,990)

Provision for Income Taxes (Benefit)	0	0

Net Loss	(23,917,353)	(26,935,990)

Deemed dividend for the reduction of exercise price of warrants	(52,574,896)	(1,638,952)
Deemed dividend for the reduction of the conversion price of a debt note	(23,953,940)	(5,022,200)

Net Loss Available to Common Stockholders	$(100,446,189)	$(33,597,142)

Net Loss Per Common Share:
Basic	$(8.47)	$(385.81)
Diluted	$(8.47)	$(385.81)

Weighted Average Common Shares Outstanding:
Basic	11,853,520	87,082
Diluted	11,853,520	87,082

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2024

	Preferred Stock Series D		Preferred Stock				Additional
	to be Issued		Series A-1		Common Stock		Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2023	-	$-	-	$-	113,096	$113	$391,411,896	$(395,866,157)	$(4,454,148)
Exchange of non-convertible note of related party into shares of Series D Preferred	1,000	$1	-	-	-	-	$9,999,999	-	$10,000,000
Issuance of Series A-1 Preferred to related party as consideration for purchase of land and permits	-	-	450,000	$450	-	-	$3,299,634	-	$3,300,084
Common stock issued for the cashless exchange of warrants	-	-	-	-	11,807,064	$11,807	$(11,807)	-	-
Common stock and warrants issued for cash, net of fees	-	-	-	-	8,149,250	$8,149	$40,360,966	-	$40,369,115
Common stock issued for services rendered and to be rendered	-	-	-	-	1,533,333	$1,533	$759,591	-	$761,124
Common stock issued for the conversion of convertible debt notes	-	-	-	-	2,478,459	$2,479	$30,713,920	-	$30,716,399
Common stock issued for the conversion of convertible debt notes (Related Party)	-	-	-	-	412,359	$412	$7,236,493	-	$7,236,905
Common stock issued for the exercise of warrants for cash, net of fees	-	-	-	-	108,515	$109	$2,834,632	-	$2,834,741
Warrants issued for services	-	-	-	-	-	-	$3,004,909	-	$3,004,909
Equity issued for warrant inducement	-	-	-	-	-	-	$3,029,927	-	$3,029,927
Modification of conversion feature on convertible debt	-	-	-	-	-	-	$12,388,229	-	$12,388,229
Deemed dividend for the reduction of the conversion price of a debt note	-	-	-	-	-	-	$23,953,940	$(23,953,940)	-
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	-	-	$52,574,896	$(52,574,896)	-
Exchange of Series D Preferred into Common	(1,000)	$(1)	-	-	1,333,333	$1,333	$(1,332)	-	-
Establishment of derivative liabilities due to authorized share shortfall	-	-	-	-	-	-	$(64,951,789)	-	$(64,951,789)
Settlement of derivative liabilities upon stock split	-	-	-	-	-	-	$16,636,840	-	$16,636,840
Rounding for share adjusted in reverse split	-	-	-	-	155,616	$156	$(156)	-	-
Net loss	-	-	-	-	-	-	-	$(23,917,353)	$(23,917,353)

Balance at December 31, 2024	-	$-	450,000	$450	26,091,025	$26,091	$533,240,788	$(496,312,346)	$36,954,983

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2023

	Preferred Stock				Additional
	Series Z		Common Stock		Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2022	322	$-	73,082	$73	$377,606,507	$(362,269,015)	$15,337,565
Issuance of common stock upon conversion of Series Z Preferred	(322)	-	8,680	$9	$(9)	-	-
Common stock issued for cash, net issuance costs	-	-	16,741	$17	$2,841,164	-	$2,841,181
Common stock issued for services rendered and to be rendered	-	-	1,840	$2	$254,446	-	$254,448
Common stock issued for the exercise of warrants for cash	-	-	10,343	$10	$15,501	-	$15,511
Issuance of common stock upon cashless exercise of warrants	-	-	2,410	$2	$(2)	-	-
Debt discount for warrants issued in senior secured debt placement	-	-	-	-	$3,279,570	-	$3,279,570
Debt discount for warrants issued as commission for senior secured debt placement	-	-	-	-	$753,567	-	$753,567
Deemed dividend for the reduction of the conversion price of a debt note	-	-	-	-	$5,022,200	$(5,022,200)	-
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	$1,638,952	$(1,638,952)	-
Net loss						$(26,935,990)	$(26,935,990)
Balance at December 31, 2023	-	$-	113,096	$113	$391,411,896	$(395,866,157)	$(4,454,148)

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the Year Ended December 31 ,
	2024	2023

Cash flows from operating activities:
Net loss	$(23,917,353)	$(26,935,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	7,337,893	5,814,880
Amortization of right of use assets, net - related-party	324,608	1,250,218
Amortization of right of use assets, net	-	392,050
Interest and amortization of debt discount	5,364,703	8,897,267
Loss on conversion of debt	14,213,480
Loss on assets	-	197,458
Loss on assets - related-party	12,338,550	9,850,850
Impairments on equipment	439,086	-
Gain on termination of lease	-	(108,863)
Gain on settlement of non-convertible notes payable, accrued interest, and advances	(1,056,962)	(632,540)
Stock based compensation	823,500
Warrants issued for services	3,004,909	171,239
Loss on extinguishment	16,351,827	-
Equity issued for warrant inducement	3,029,927	-
Gain on deferred revenue	-	(25,000)
Change in fair value of derivative liabilities	(48,314,949)	-
Changes in operating assets and liabilities:
Due to related party	(1,685,205)	1,824,318
Inventories	(2,689,254)	(10,782)
Accounts receivable	(745,477)	(431,155)
Prepaid expenses	(687,194)	(200,590)
Security deposit	-	(25,000)
Accounts payable and accrued expenses	(969,383)	(856,151)
Accrued payroll and related expenses	(156,582)	614,271
Principal payments made on operating lease liability - related-party	(83,430)	(1,477,285)
Principal payments made on operating lease liability	(177,417)	(142,505)
Net cash used in operating activities	(17,254,723)	(1,833,310)

Cash flows from investing activities:
Purchases of property and equipment - related party	(3,582,181)	(1,760,945)
Cash received for the advance given for asset	-	82,769
Purchases of property and equipment	(12,339,809)	-
Net cash used in investing activities	(15,921,990)	(1,678,176)

Cash flows from financing activities:
Bank overdrafts	112,933	118,763
Proceeds from sale of common stock and warrants	40,369,115	2,841,181
Proceeds from warrant exercises	2,834,741	15,511
Proceeds from issuance of convertible notes	-	13,118,750
Repayments of convertible notes	(1,497,083)	-
Proceeds from bridge financing	-	825,000
Proceeds from issuance of non-convertible notes payable	-	1,000,000
Repayment of non-convertible notes payable - Related party	(4,008,057)	-
Repayment of non-convertible notes payable	(2,910,193)	(4,858,587)
Proceeds from factoring	2,843,950	3,746,109
Repayments of factoring	(3,538,388)	(12,570,886)
Net cash provided by financing activities	34,207,018	4,235,841

Net increase (decrease) in cash	1,030,305	724,355

Cash, beginning of year	1,546,159	821,804

Cash, end of year	$2,576,464	$1,546,159

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$365,000	$593,072
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Equipment purchases from issuance of related-party note payable	$-	$17,218,350
Deemed dividend for conversion price reduction of note	$23,953,940	$5,022,200
Factoring proceeds utilized for payoff of factoring liabilities	$-	$5,004,393
Debt discount for warrants issued in senior secured debt placement	$-	$4,033,036
Equipment purchased by issuance of non-convertible notes payable	$-	$3,221,634
Deemed dividend for exercise price reduction of warrants	$52,574,896	$1,638,952
Exchange of related party notes to Series D Preferred	$10,000,000	$-
Exchange of bridge notes to convertible notes	$-	$990,000
Assets taken over by related party	$-	$582,063
Increase in right of use assets and operating lease liabilities	$1,070,298	$199,466
Common shares issued upon conversion of Series Z Preferred	$1,333	$1,303
Common shares issued for cashless exchange of warrants	$11,807	$360
Rounding for reverse split	$156	$-
Legal fees paid out of warrant exercise	$139,955	$-
Assets purchased adjusted from accounts receivables	$137,500	$-
Common shares issued upon conversion of convertible notes and accrued interest	$2,890,818	$-
Land purchased with deed of trust notes	$11,699,916	$-
Land purchase with issuance of Series A-1 Preferred	$3,300,084	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

In December 2022, we began offering hauling services to corporate clients. We haul sand, dirt, asphalt, metal, and other materials in a fleet of approximately 75 trucks which we own, manage, and maintain.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2024, the Company had cash of $2,576,464 and a working capital deficit (current liabilities in excess of current assets) of $(13,453,459). During the year ended December 31, 2024, the net cash used in operating activities was $(17,254,723). The accumulated deficit as of December 31, 2024 was $(496,312,346). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

During the year ended December 31, 2024, there were proceeds from warrant exercises of $2,834,741, proceeds from the sale of common stock and warrants of $40,369,115, proceeds from bank overdrafts of $112,933, and proceeds from factoring advances of $2,843,950.

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

Cash

For purposes of the consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with multiple major financial institutions. At December 31, 2024 and 2023, the uninsured balances amounted to $2,363,785 and $1,267,659, respectively.

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

The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales, the aging of customer receivable balances, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. As of December 31, 2024 and 2023, the accounts receivable balances amounted to $1,254,390 and $646,413, respectively.

Inventories

Although we ship the ferrous and non-ferrous metals we purchase from suppliers multiple times per day, we do maintain inventories. We calculate the value of the inventories on hand, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the cost of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $2,889,682 and $200,428, respectively, as of December 31, 2024 and 2023. See “Note 5 – Inventories.”

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $53,147 and $414,194 for the year ended December 31, 2024 and 2023, respectively.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2024 and 2023 using the applicable classification criteria enumerated under ASC 815, “Derivatives and Hedging.” The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands. As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period. The Company also records derivative liabilities for instruments, including convertible notes, preferred stock, and warrants, in which the Company does not have sufficient authorized shares to cover the conversion of these instruments into shares of common stock.

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At December 31, 2024 and 2023, the Company had accruals reported on the balance sheet as current liabilities of $0 and $0, respectively.

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

Factoring Agreements

We have entered into factoring agreements with various financial institutions to receive cash for our future revenues. These transactions are treated as a debt instrument and are accounted for as a liability because the Company makes weekly payments towards the balance and fees. We utilize factoring arrangements as an integral part of our financing for working capital. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition. As of December 31, 2024 and 2023, the Company owed $0 and $0, net of debt discounts of $0 and $0, respectively for factoring advances. See “Note 8 – Advances and Non-Convertible Notes Payable.”

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the Chief Executive Officer, or decision-making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company’s core business. The Company adopted ASU 2023-07 for the year ended December 31, 2024. See Note 20 – Segment Reporting.

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

The computation of basic and diluted income (loss) per share, for the year ended December 31, 2024 and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31, 2024	December 31, 2023
Common shares issuable upon conversion of convertible notes	-	147,059
Options to purchase common shares	729	754
Warrants to purchase common shares	11,473,885	124,332
Common shares issuable upon conversion of preferred stock	11,740,962	-
Total potentially dilutive shares	23,215,576	272,145

On May 31, 2024, the Company completed 1-for-150 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted and restated the weighted-average shares included within its consolidated statements of operations for the years ended December 31, 2024 and 2023. The basic and diluted weighted-average common shares are retroactively converted to shares of the Company’s common stock to conform to the recasted consolidated statements of stockholders’ equity.

Recent Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. The Company will adopt ASU 2023-09 for the annual period ending December 31, 2025 and is currently evaluating the impact of this guidance on its disclosures.

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures surrounding reportable segments, particularly (i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included in the reported measure(s) of a segment’s profit and loss and (ii) other segment items that reconcile segment revenue and significant expenses to the reported measure(s) of a segment’s profit and loss, both on an annual and interim basis. Companies are also required to provide all annual disclosures currently required under Topic 280 in interim periods, in addition to disclosing the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit and loss in assessing segment performance and allocating resources. The Company adopted ASU 2023-07 for the year ended December 31, 2024.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires specified information about certain costs and expenses be disclosed in the notes to the financial statements, including the expense caption on the face of the income statement in which they are disclosed, in addition to a qualitative description of remaining amounts not separately disaggregated. Entities will also be required to disclose their definition of “selling expenses” and the total amount in each annual period. The standard is effective for the Company for annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with updates applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – CONCENTRATIONS OF RISK

The Company had a concentration of suppliers during fiscal year 2023. During the year ended December 31, 2023, two suppliers accounted for $609,119 and $374,800, or 2.88% and 1.77% of our cost of goods sold.

During the year ended December 31, 2024, no supplier accounted for more than 5% of the Company’s cost of revenues.

Accounts Receivable

The Company has a concentration of credit risk with its accounts receivable balance. At December 31, 2024, six certain large customers individually accounted for $156,535, $145,703, $140,978, $130,518, $109,900, $83,387, and $67,214, or 12.48%, 11.62%, 11.24%,10.40%, 8.76%, 6.65%, and 5.36%, respectively. At December 31, 2023, six certain large customers individually accounted for $154,090, $95,510, $95,219, $62,057, $59,932, and $54,007, or 23.84%, 14.78%, 14.74%, 9.60%, 9.27%, and 8.35%, respectively.

Customer Concentrations

The Company has a concentration of customers. For the fiscal year ended December 31, 2024, two large customers individually accounted for $18,654,928 and $1,683,325, or approximately 55.99% and 5.05% of our revenues, respectively. For the fiscal year ended December 31, 2023, two large customers individually accounted for $20,716,044 and $2,001,847, or approximately 58.08% and 5.61% of our revenues, respectively.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 5 – INVENTORIES

Inventories consisted of the following as of:

	December 31, 2024	December 31, 2023
Processed and unprocessed scrap metal	$2,889,682	$200,428
Finished products	-	-
Inventories	$2,889,682	$200,428

NOTE 6 – PROPERTY AND EQUIPMENT

On December 2, 2024, the Company entered into a Contract of Sale (the “Contract of Sale”) with DWM Properties LLC (“DWM”), KPAJ, LLC and Oceana Salvage Properties, L.L.C. (collectively, the “Sellers”), in each case, an entity affiliated with Danny Meeks, the Company’s Chief Executive Officer, pursuant to which the Company agreed to purchase the Premises (as defined in the Contract of Sale) held by the Sellers for an aggregate purchase price of $15,000,000, to be allocated among the seven parcels comprising the Premises and the Licenses and Permits (as defined in the Contract of Sale), as more fully described in the Contract of Sale. The transaction closed on December 2, 2024.

The purchase price is paid by (i) the issuance of an aggregate of 450,000 shares of Series A-1 Preferred Stock of the Company, par value $0.001 per share (the “Preferred Stock”), to the Sellers at an aggregate valuation of $3,300,084 and (ii) the issuance of a promissory note payable to DWM (the “DWM Note”) in the aggregate principal amount of $11,699,916. The DWM Note bears interest at a rate of 10% per annum, and is payable in equal installments of $2,983,309 on each of December 31, 2024, January 31, 2025, February 28, 2025 and March 31, 2025 (each, a “Payment Date”); provided, that if payment on a Payment Date would cause the Company’s cash balance to be less than $3,000,000, then such Payment Date and each subsequent Payment Date shall be extended by 30 days. The Company shall make all payments owed under the DWM Note within 12 months from the date of issuance. In addition, if the Company exercises a 30 day extension of any payment, the Company is required to furnish to DWM such financial information and data as DWM may reasonably request to confirm the Company’s cash balance.

Property and equipment as of December 31, 2024 and 2023 is summarized as follows:

	December 31, 2024	December 31, 2023
Machinery & Equipment	$18,467,955	$18,028,893
Furniture & Fixtures	6,128	6,128
Vehicles	20,679,716	7,149,919
Leaseholder Improvement	1,886,384	1,862,593
Land	3,641,579	980,129
Buildings	724,170	724,170
Subtotal	45,405,932	28,751,832
Less accumulated depreciation	(7,974,269)	(5,256,392)
Property and equipment, net	$37,431,663	$23,495,440

Depreciation expense for the years ended December 31, 2024 and 2023 was $4,379,393 and $2,856,380, respectively. Impairment of equipment for the years ended December 31, 2024 and 2023 was $439,086 and $0, respectively. Loss on assets for the years ended December 31, 2024 and 2023 was $12,338,550 and $9,850,850, respectively due to loss on a related-party asset purchase. Loss on assets for the years ended December 31, 2024 and 2023 was $0 and $197,458, respectively due to loss on a non related-party asset purchase. For the year ended December 31, 2024, the Company wrote off its fully depreciated equipment in the amount of $1,474,750. Also company fully wrote off impaired equipment in the amount of $624,462.

NOTE 7 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	December 31, 2024			Remaining
	Gross carrying amount	Accumulated amortization	Carrying value	estimated useful life
Intellectual Property	$3,036,000	$(1,973,400)	$1,062,600	2 years
Customer List	2,239,000	(727,675)	1,511,325	7 years
Licenses	21,274,000	(6,914,050)	14,359,950	7 years
Total intangible assets, net	$26,549,000	$(9,615,125)	$16,933,875

	December 31, 2023			Remaining
	Gross carrying amount	Accumulated amortization	Carrying value	estimated useful life
Intellectual Property	$3,036,000	$(1,366,200)	$1,669,800	3 years
Customer List	2,239,000	(503,775)	1,735,225	8 years
Licenses	21,274,000	(4,786,650)	16,487,350	8 years
Total intangible assets, net	$26,549,000	$(6,656,625)	$19,892,375

There were no intangible assets acquired during the years ended December 31, 2024 and 2023.

Amortization expense for intangible assets was $2,958,500 and $2,958,500 for the years ended December 31, 2024 and 2023, respectively. Total estimated amortization expense for our intangible assets for the years 2025 through 2029 is as follows:

Year ended December 31,
2025	$2,958,500
2026	2,806,700
2027	2,351,300
2028	2,351,300
2029	2,351,300
Thereafter	4,114,775

NOTE 8 – ADVANCES AND NON-CONVERTIBLE NOTES PAYABLE

Factoring Advances

On December 8, 2022, the Company entered into a revenue factoring advance in the principal amount of $3,025,000 for a purchase price of $2,500,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $60,020 through December 2023. The advance matured on December 15, 2023. There was amortization of debt discount of $0 and $492,540 during the years ended December 31, 2024 and 2023, respectively. The Company made cash repayments of $0 and $695,198 during the years ended December 31, 2024 and 2023, respectively. The remaining $2,149,742 balance was repaid out of the proceeds of another advance during the year ended December 31, 2023. As of December 31, 2024 and 2023, the revenue factoring advance had a balance of $0 and $0, net an unamortized debt discount of $0 and $0, respectively.

On December 8, 2022, the Company entered into a revenue factoring advance in the principal amount of $1,815,000 for a purchase price of $1,470,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $34,904 through December 2023. The advance matured on December 15, 2023. There was amortization of debt discount of $0 and $323,669 during the years ended December 31, 2024 and 2023, respectively. The Company made cash repayments of $0 and $408,136 during the years ended December 31, 2024 and 2023, respectively. The remaining $1,302,152 balance was repaid out of the proceeds of another advance during the year ended December 31, 2023. As of December 31, 2024 and 2023, the revenue factoring advance had a balance of $0 and $0, net an unamortized debt discount of $0 and $0, respectively.

On December 29, 2022, the Company entered into a revenue factoring advance in the principal amount of $1,474,000 for a purchase price of $1,067,000. The Company’s Chief Executive Officer is personally liable for this factoring advance. The Company is required to make weekly payments in the amount $28,346 through January 2024. The advance matures on January 4, 2024. There was amortization of debt discount of $0 and $404,812 during the years ended December 31, 2024 and 2023, respectively. The Company made cash repayments of $0 and $1,474,000 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the revenue factoring advance had a balance of $0 and $0, net an unamortized debt discount of $0 and $0, respectively.

On January 17, 2023, the Company entered into a revenue factoring advance in the principal amount of $770,000 for a purchase price of $550,000. There was an origination fee of $50,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $24,062 through June 2023. The advance matured on June 17, 2023. There was amortization of debt discount of $0 and $270,000 during the years ended December 31, 2023 and 2024, respectively. The Company made cash repayments of $0 and $192,500 and the remaining balance of $0 and $548,625 was repaid out of the proceeds of another advance during the years ended December 31, 2024 and 2023, respectively. There was a $0 and $28,875 gain on settlement of the advance during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the revenue factoring advance had a balance of $0 and $0, net an unamortized debt discount of $0 and $0, respectively.

On January 17, 2023, the Company entered into a revenue factoring advance in the principal amount of $1,400,000 for a purchase price of $1,000,000. There was an origination fee of $100,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $43,750 through June 2023. The advance matured on June 17, 2023. There was amortization of debt discount of $0 and $500,000 during the years ended December 31, 2024 and 2023, respectively. The Company made cash repayments of $0 and $350,000 during the years ended December 31, 2024 and 2023, respectively. The remaining balance of $1,003,870 was repaid out of the proceeds of another advance during the year ended December 31, 2023. There was a $0 and $46,130 gain on settlement of the advance during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the revenue factoring advance had a balance of $0 and $0, net an unamortized debt discount of $0 and $0, respectively.

On March 29, 2023, the Company entered into a revenue factoring advance in the principal amount of $2,902,500 for a purchase price of $2,250,000. There was an origination fee of $67,500. The proceeds of $2,182,500 were used to pay off other advances and there were no cash proceeds. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $54,764 through April 2024. The advance matured on April 24, 2024. There was amortization of debt discount of $0 and $652,500 during the years ended December 31, 2024 and 2023, respectively. The Company made cash repayments of $0 and $2,744,950 during the years ended December 31, 2024 and 2023, respectively. There was a gain of settlement of $0 and $157,550 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the revenue factoring advance had a balance of $0 and $0, net an unamortized debt discount of $0 and $0, respectively.

On March 29, 2023, the Company entered into a revenue factoring advance in the principal amount of $4,386,000 for a purchase price of $3,400,000. There was an origination fee of $102,000. There were cash proceeds of $476,109 and the remaining proceeds of $2,821,891 were used to pay off other advances. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $82,755 through April 2024. The advance matured on April 24, 2024. There was amortization of debt discount of $0 and $986,000 during the years ended December 31, 2024 and 2023, respectively. The Company made cash repayments of $0 and $4,080,105 during the years ended December 31, 2024 and 2023, respectively. There was a gain of settlement of $0 and $305,895 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the revenue factoring advance had a balance of $0 and $0, net an unamortized debt discount of $0 and $0, respectively.

On May 26, 2023, the Company entered into a revenue factoring advance in the principal amount of $917,000 for a purchase price of $700,000. There was an origination fee of $21,000. There were cash proceeds of $679,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $17,635 through May 2024. The advance matured on May 26, 2024. There was amortization of debt discount of $0 and $238,000 during the years ended December 31, 2024 and 2023, respectively. The Company made cash repayments of $0 and $861,000 during the years ended December 31, 2024 and 2023, respectively. There was a gain of settlement of $0 and $56,000 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the revenue factoring advance had a balance of $0 and $0, net an unamortized debt discount of $0 and $0, respectively.

On May 26, 2023, the Company entered into a revenue factoring advance in the principal amount of $393,000 for a purchase price of $300,000. There was an origination fee of $9,000. There were cash proceeds of $291,000. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $7,558 through May 2024. The advance matures on May 26, 2024. There was amortization of debt discount of $0 and $102,000 during the years ended December 31, 2024 and 2023, respectively. The Company made cash repayments of $0 and $375,000 during the years ended December 31, 2024 and 2023, respectively. There was a gain of settlement of $0 and $18,000 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the revenue factoring advance had a balance of $0 and $0, net an unamortized debt discount of $0 and $0, respectively.

On June 7, 2023, the Company entered into a revenue factoring advance in the principal amount of $1,400,000 for a purchase price of $910,000. There was an origination fee of $90,000. There were cash proceeds of $820,000 during the nine months ended September 30, 2023. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $51,785 through March 2024. The advance matured on March 7, 2024. There was amortization of debt discount of $0 and $490,000 during the years ended December 31, 2024 and 2023, respectively. The Company made cash repayments of $0 and $1,379,910 during the years ended December 31, 2024 and 2023, respectively. There was a gain of settlement of $0 and $20,090 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the revenue factoring advance had a balance of $0 and $0, net an unamortized debt discount of $0 and $0, respectively.

 On February 1, 2024, the Company entered into a revenue factoring advance in the principal amount of $1,340,000 for a purchase price of $970,000. There was an origination fee of $30,000. There were cash proceeds of $970,000 during the year ended December 31, 2024. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $25,800 through January 2025. The advance matured on January 23, 2025. There was amortization of debt discount of $370,000 during the year ended December 31, 2024. The Company made cash repayments of $606,400 during the year ended December 31, 2024. The Company realized a $733,600 gain on settlement during the year ended December 31, 2024. As of December 31, 2024, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0. The advance is retired.

On February 7, 2024, the Company entered into a revenue factoring advance in the principal amount of $822,000 for a purchase price of $572,950. There was an origination fee of $27,050. There were cash proceeds of $572,950 during the year ended December 31, 2024. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $30,444 through August 2024. The advance matured on August 31, 2024. There was amortization of debt discount of $249,050 during the year ended December 31, 2024. The Company made cash repayments of $668,556 during the year ended December 31, 2024. There was a gain on settlement $153,444 during the year ended December 31, 2024. As of December 31, 2024, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0. The advance is retired.

On February 29, 2024, the Company entered into a revenue factoring advance in the principal amount of $559,600 for a purchase price of $376,000. There was an origination fee of $24,000. There were cash proceeds of $376,000 during the year ended December 31, 2024. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $25,436 through July 2024. The advance matured on July 15, 2024. There was amortization of debt discount of $183,600 during the year ended December 31, 2024. The Company made cash repayments of $544,745 during the year ended December 31, 2024. There was a gain on settlement $14,855 during the year ended December 31, 2024. As of December 31, 2024, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0. The advance is retired.

On March 7, 2024, the Company entered into a revenue factoring advance in the principal amount of $1,499,000 for a purchase price of $700,000. There was an origination fee of $300,000. There were cash proceeds of $700,000 during the year ended December 31, 2024. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $125,000 through June 2024. The advance matured on June 6, 2024. There was amortization of debt discount of $799,000 during the year ended December 31, 2024. The Company made cash repayments of $1,375,000 during the year ended December 31, 2024. There was a gain on settlement $124,000 during the year ended December 31, 2024. As of December 31, 2024, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0. The advance is retired.

On March 7, 2024, the Company entered into a revenue factoring advance in the principal amount of $374,750 for a purchase price of $225,000. There was an origination fee of $25,000. There were cash proceeds of $225,000 during the year ended December 31, 2024. The Company’s Chief Executive Officer was personally liable for this factoring advance. The Company was required to make weekly payments in the amount $23,422 through July 2024. The advance matured on July 7, 2024. There was amortization of debt discount of $149,750 during the year ended December 31, 2024. The Company made cash repayments of $343,688 during the year ended December 31, 2024. There was a gain on settlement $31,062 during the year ended December 31, 2024. As of December 31, 2024, the revenue factoring advance had a balance of $0, net an unamortized debt discount of $0. The advance is retired.

The remaining advances are for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of December 31, 2024and 2023, the Company owed $85,000 for Simple Agreements for Future Tokens.

Non-Convertible Notes Payable

On September 23, 2021, the Company entered into a Resolution Agreement with Sheppard, Mullin, Richter & Hampton concerning the $459,250.88 judgement entered against the Company (See Note 11 – Commitments and Contingencies). Under the terms of the Resolution Agreement, which the Company has classified as a non-convertible note, the Company was required to make a $25,000 initial payment by September 30, 2021 and is required to make $15,000 monthly payments from October 2021 to January 2023 with a final $10,000 payment due in February 2023. There was amortization of the debt discount of $0 and $3,182 during the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company made $0 and $40,000 in payments towards the Resolution Agreement, respectively. As of December 31, 2024 and 2023, the Resolution Agreement had a balance of $0 and $0, net an unamortized debt discount of $0 and $0, respectively.

On April 11, 2022, the Company entered into a vehicle financing agreement with GM Financial for the purchase of a vehicle for use by the Company’s Chief Executive Officer in the principal amount of $74,186. GM Financial financed $65,000 of the purchase price of the vehicle and the Company was required to make a $10,000 down payment. There was a $2,400 rebate applied to the purchase price. The Company is required to make 60 monthly payments of $1,236. During the years ended December 31, 2024 and 2023, the Company made $31,330 and $27,393 in payments towards the financing agreement, respectively. There was amortization of debt discount of $1,792 and $1,592 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the financing agreement had a balance of $4,975 and $34,312, net an unamortized debt discount of $4,306 and $6,298, respectively.

On April 21, 2022, the Company entered into a secured promissory note in the principal amount of $964,470 for the financing and installation of a piece of equipment in the amount $750,000. The Company is required to make monthly payments in the amount $6,665 through October 2022 and monthly payments of $19,260 until October 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on October 21, 2026. During the years ended December 31, 2024 and 2023, the Company made $202,747 and $354,789 in payments towards the note, respectively. There was amortization of debt discount of 57,294 and $72,932 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the note had a balance of $310,476 and $455,929 net an unamortized debt discount of $49,802 and $107,097, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $17,903 and $16,727 during the years ended December 31, 2024 and 2023, respectively. The Company made interest payments of $35,809 and $36,985 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the note had a principal balance of $561,324 and $579,227 and accrued interest of $2,999 and $2,991, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $17,903 and $16,727 during the years ended December 31, 2024 and 2023, respectively. The Company made interest payments of $35,809 and $36,985 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the note had a principal balance of $561,324 and $579,227 and accrued interest of $2,999 and $2,991, respectively.

On September 14, 2022, the Company entered into a secured promissory note in the principal amount of $2,980,692 for a purchase price of $2,505,000. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount $82,797 through September 2025. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on September 14, 2025. There was amortization of debt discount of $112,006 and $256,797 during the years ended December 31, 2024 and 2023, respectively. There were payments of $805,182 and $1,374,821 towards the note during the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the note had a balance of $575,616, and $1,268,792 net an unamortized debt discount of $59,478 and $171,484, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,539,630 for a purchase price of $1,078,502. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,410 through March 2023 and then monthly payments in the amount of $20,950 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $104,107 and $102,505 during the years ended December 31, 2024 and 2023, respectively. There were payments of $220,860 and $390,198 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the note had a balance of $680,674 and $797,427 net an unamortized debt discount of $247,897 and $352,005, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,560,090 for a purchase price of $1,092,910. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,630 through March 2023 and then monthly payments in the amount of $21,225 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $107,423 and $103,312 during the years ended December 31, 2024 and 2022, respectively. There were payments of $223,759 and $396,977 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the note had a balance of $689,613 and $805,949 net an unamortized debt discount of $249,740 and $357,164, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,597,860 for a purchase price of $1,119,334. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,860 through March 2023 and then monthly payments in the amount of $21,740 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of 108,233 and $107,589 during the years ended December 31, 2024 and 2023, respectively. There were payments of $229,388 and $406,295 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the note had a balance of $706,341 and $827,495 net an unamortized debt discount of $255,835 and $364,069, respectively.

On December 15, 2022, the Company entered into a secured promissory note in the principal amount of $1,557,435 for a purchase price of $1,093,380. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,585 through March 2023 and then monthly payments in the amount of $21,190 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 15, 2029. There was amortization of debt discount of $103,266 and $107,434 during the year ended December 31, 2024 and 2023, respectively. There were payments of $223,818 and $396,167 during the year ended December 31, 2024, and 2023, respectively. As of December 31, 2024 and 2023, the note had a balance of $687,948 and $1,096,634 net an unamortized debt discount of $250101 and $353,367, respectively.

On January 10, 2023, the Company entered into a secured promissory note in the principal amount of $1,245,018 for a purchase price of $1,021,500. The note is secured by certain assets of the Company. There were cash proceeds of $1,000,000. The Company is required to make monthly payments in the amount of $10,365 through March 2023 and then monthly payments in the amount of $34,008 through March 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 10, 2026. There was amortization of debt discount of $64,534 and $223,518 during the years ended December 31, 2024 and 2023, respectively. There were payments of $330,875 and $453,820 during the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the note had a balance of $381,903 and $648,244 net an unamortized debt discount of $78,419 and $142,954, respectively.

On January 12, 2023, the Company entered into a secured promissory note in the principal amount of $1,185,810 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment. The Company is required to make monthly payments in the amount of $8,030 through April 2023 and then monthly payments in the amount of $16,135 through April 2028. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on April 12, 2028. There was amortization of debt discount of $67,928 and $75,253 during years ended December 31, 2024 and 2023, respectively. There were payments of $156,933 and $286,983 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the note had a balance of $531,871and $620,876 net an unamortized debt discount of $185,515 and $277,951, respectively.

On February 23, 2023, the Company entered into a secured promissory note in the principal amount of $822,040 for a purchase price of $628,353. The note is secured by certain assets of the Company. There were non-cash proceeds of $628,253 used to purchase equipment. The Company is required to make monthly payments in the amount of $6,370 through June 2023 and then monthly payments in the amount of $16,595 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 23, 2027. There was amortization of debt discount of $64,812 and $182,908 during years ended December 31, 2024 and 2023, respectively. There were payments of $232,826 and $297,020 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the note had a balance of $346,227and $514,241 net an unamortized debt discount of $54,034 and $10,779, respectively.

On February 24, 2023, the Company entered into a secured promissory note in the principal amount of $1,186,580 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment. The Company is required to make monthly payments in the amount of $9,185 through June 2023 and then monthly payments in the amount of $23,955 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 24, 2027. There were additional fees incurred of $8,733 and $21,380 during the years ended December 31, 2024 and 2023, respectively. There were payments of $174,746 and $224,859 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the note had a balance of $494,748 and $660,761 net an unamortized debt discount of 292,226 and $300,960, respectively.

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

On April 12, 2023, the Company entered into a secured promissory note in the principal amount of $317,415 for a purchase price of $219,676. The note is secured by certain assets of the Company. There were non-cash proceeds of $219,676 used to purchase equipment. The Company is required to make monthly payments in the amount of $2,245 through August 2023 and then monthly payments in the amount of $4,315 through July 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on July 12, 2029. There were payments of $41,589 and $64,114 during the years ended December 31, 2024 and 2023, respectively. There was amortization of debt discount of $3,480 and $28,101 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the note had a balance of $145,554 and $183,663 net an unamortized debt discount of $66,158 and $69,638, respectively.

On July 31, 2023, the Company entered into a secured promissory note with an entity controlled by the Company’s Chief Executive Officer in the principal amount of $17,218,350. The note was for the purchase of certain equipment from an entity controlled by the Company’s Chief Executive Officer and is secured by such equipment. There were non-cash proceeds of $17,218,350 used to purchase equipment. The note is junior to the senior secured debt entered into by the Company on the same date. The note matures on July 31, 2043 and accrues interest at 7% per annum. The note requires interest-only payments until the senior secured debt is fully satisfied. The Company made payments of $0 and $498,625 towards the principal and interest, respectively, during the years ended December 31, 2024 and 2023, respectively. On March 29, 2024, the holder of the note exchanged $10,000,000 in principal for 1,000 shares of Series D Preferred Stock (see Note 14 – Stockholders’ Equity). On April 21, 2024, the holder of the note exchanged $7,218,350 in principal for 412,360 shares of common stock (see Note 14 – Stockholders’ Equity). As of December 31, 2024 and 2023, the note had a balance of $0 and $17,218,350, respectively.

On December 2, 2024, the Company entered into a secured promissory note with an entity controlled by the Company’s Chief Executive Officer in the principal amount of $11,699,916. The note was for the purchase of certain land and permits from an entity controlled by the Company’s Chief Executive Officer and is secured by such property. There were non-cash proceeds of $11,699,916 used to purchase the land and equipment. The note matures on March 31, 2025 and accrues interest at 10% per annum. The note requires monthly payments of $2,983,309, however in the event such payment would result in the Company having less than $3 million cash on hand, such payment is delayed without penalty until the following month and the maturity date of the note extended. The Company made payments of $4,008,057 towards the principal of the note during the year ended December 31, 2024. As of December 31, 2024 and 2023, the note had a principal balance and accrued interest of $7,691,859 and $0, respectively.

The following table details the current and long-term principal due under non-convertible notes as of December 31, 2024.

	Principal (Current)	Principal (Long Term)
GM Financial (Issued April 11, 2022)	$9,281	$-
Non-Convertible Note (Issued March 8, 2019)	-	5,000
Deed of Trust Note (Issued September 1, 2022)	53,712	507,610
Deed of Trust Note (Issued September 1, 2022)	53,712	507,610
Equipment Finance Note (Issued April 21, 2022)	231,120	129,159
Equipment Finance Note (Issued September 14, 2022)	635,095	-
Equipment Finance Note (Issued November 28, 2022)	251,400	677,172
Equipment Finance Note (Issued November 28, 2022)	254,700	684,654
Equipment Finance Note (Issued November 28, 2022)	260,880	701,297
Equipment Finance Note (Issued December 15, 2022)	254,280	683,769
Equipment Finance Note (Issued January 10, 2023)	408,096	52,227
Equipment Finance Note (Issued January 12, 2023)	193,620	548,274
Equipment Finance Note (Issued February 24, 2023)	287,460	499,515
Equipment Finance Note (Issued February 23, 2023)	193,620	98,573
Equipment Finance Note (Issued April 12, 2023)	51,780	159,933
SAFTs		85,000
DWM Property Note	7,691,859	-
Debt Discount	(633,396)	(1,076,554)
Total Principal of Non-Convertible Notes	$10,197,219	$4,263,239

Total principal payments due on non-convertible notes for 2025 through 2028 and thereafter is as follows:

Year ended December 31,
2025	$10,587,781
2026	1,525,409
2027	1,167,811
2028	785,128
Thereafter	2,104,283

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2024 and 2023, the Company owed accounts payable and accrued expenses of $5,893,351 and $6,100,449, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	December 31, 2024	December 31, 2023
Accounts Payable	$2,364,398	$1,884,973
Credit Cards	25,118	1,756
Accrued Interest	2,439,466	2,074,016
Accrued Expenses	1,064,369	2,139,704
Total Accounts Payable and Accrued Expenses	$5,893,351	$6,100,449

NOTE 10 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. As of December 31, 2024 and 2023, the Company owed payroll tax liabilities, including penalties, of $3,946,410 and $4,089,836, respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

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

On October 25, 2024, Arena Special Opportunities Fund, LP and other related entities (“Arena”) filed a lawsuit in New York State Court (the “Action”). The complaint for the lawsuit alleges, among other things, a purported breach of contract based on an alleged equity conditions failure. The Company believes that the Action lacks merit. In the event this Action is not summarily dismissed, the Company intends to vigorously defend against it.

As previously reported by (‘‘the Company’’), on September 13, 2024, the Company received written notice (the “Notice”) from The Nasdaq Listing Qualification Department (“Nasdaq”) notifying the Company that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. The Notice indicated that the Company has 180 calendar days, or until March 12, 2025, to regain compliance with the Minimum Bid Price Requirement.

On March 13, 2025, Nasdaq notified the Company that although the Company has not regained compliance with the Minimum Bid Price Requirement, the Company is eligible to receive an additional 180 calendar day period or until September 8, 2025, to regain compliance with the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(a)(3)(A).

Nasdaq’s determination to grant the Company an additional 180 calendar day period was based on the Company’s satisfaction of the continued listing requirements for the market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement. Additionally, the Company has provided Nasdaq with written notice of its intention to cure the deficiency during the second compliance period, potentially by implementing a reverse stock split, if necessary.

If, at any time during this additional compliance period, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation of compliance, and this matter will be closed. If compliance cannot be demonstrated by September 8, 2025, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Nasdaq Hearings Panel.

The Company is currently monitoring the closing bid price of its common stock and will consider available options, including a reverse stock split, if appropriate, to regain compliance with the Minimum Bid Price Requirement by September 8, 2025. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement, even if it maintains compliance with other listing requirements of the Nasdaq Capital Market.

NOTE 12 – LEASES

Property Leases (Operating Leases)

The Company leases its facilities and certain automobiles under operating leases which expire on various dates through 2027. The Company determines if an arrangement is a lease at inception and whether it is a finance or operating leases. Right of Use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any fixed lease payments, including in-substance fixed lease payments and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease term is determined at lease commencement and includes any non-cancellable period for which the Company has the right to use the underlying asset, together with any options to extend that the Company is reasonably certain to exercise.

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

Effective January 1, 2023, the Company entered into an office space/land lease agreement with an entity owned by the Chief Executive Officer of Greenwave for the leasing of the Company’s Chesapeake facility located at 101 Freeman Ave, Chesapeake, VA 23324. Under the terms of the lease, the Company is required to pay $9,000 per month for the facility beginning January 1, 2023 and increasing by 3% on January 1, 2024. The lease expires on January 1, 2030 and the Company has an option to extend the lease by 5 years. The Company also has the option to extend the term of the lease for an additional year for the next 5 years upon the same terms and conditions. In the event the Company does not exercise the options, the lease will continue on a month-to-month basis. The Company cannot sublease the property under the lease agreement.

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

Automobile Leases (Operating Leases)

Upon effectiveness of the acquisition of Empire on October 1, 2021, the Company assumed $26,804 in ROU assets and $18,661 in lease liabilities for an automobile lease. Under the terms of the lease, Empire is required to pay $750 per month until the lease expired on February 18, 2025 and the Company does not have an option to renew or extend. The Company is responsible for any damage to the automobile under the terms of the lease.

Upon effectiveness of the acquisition of Empire on October 1, 2021, the Company assumed $34,261 in ROU assets and $27,757 in lease liabilities for an automobile lease. Under the terms of the lease, Empire is required to pay $650 per month until the lease expired on February 15, 2026 and the Company does not have an option to renew or extend. The Company is responsible for any damage to the automobile under the terms of the lease.

On April 1, 2021, Empire entered into a lease agreement for the leasing of certain equipment. Under the terms of the lease, Empire is required to pay $2,700 per month thereafter for a period of 24 months. The lease expired on March 31, 2023 and the Company does not have an option to renew or extend. The Company is responsible to any damage to the equipment under the terms of the lease.

On December 23, 2021, Empire entered into a lease agreement for the leasing of an automobile. Under the terms of the lease, Empire was required to pay $18,000 for the first month and $1,000 per month thereafter for 60 months. The lease expires on December 23, 2026 and the Company does not have an option to renew or extend. The Company is responsible to any damage to the automobile under the terms of the lease.

On July 1, 2022, Empire entered into a lease agreement for the leasing of certain equipment. Under the terms of the lease, Empire was required to pay $2,930 per month thereafter for a period of 24 months. The lease expired on July 31, 2024 and the Company does not have an option to renew or extend. The Company is responsible to any damage to the equipment under the terms of the lease.

ROU assets and liabilities consist of the following:

	December 31, 2024	December 31, 2023
ROU assets – related party	$-	$103,822
ROU assets	1,048,070	198,558
Total ROU assets	$1,048,070	$302,380

Current portion of lease liabilities – related party	$-	$111,240
Current portion of lease liabilities	331,545	89,731
Long term lease liabilities, net of current portion	773,820	94,943
Total lease liabilities	$1,105,365	$295,914

Aggregate minimum future commitments under non-cancelable operating leases and other obligations at December 31, 2024 were as follows:

Year ended December 31,
2025	$331,545
2026	336,476
2027	312,430
2028	307,482
2029	77,232
Total Minimum Lease Payments	$1365165
Less: Imputed Interest	$(259,800)
Present Value of Lease Payments	$1,105,365
Less: Current Portion	$(331,545)
Long Term Portion	$773,820

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2024. Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the years ended December 31, 2024 and 2023 was $1,998,428 and $2,263,374, respectively. At December 31, 2024, the leases had a weighted average remaining lease term of 4 years and a weighted average discount rate of 10%.

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

On August 21, 2023, as a result of the Company’s registered direct offering, the conversion price of the Senior Notes was reduced from $225.00 to $153.00 per share. The Company credited additional paid in capital $5,022,200 for a deemed dividend for the triggering of certain price protection provisions in its senior secured debt. During the nine months ended September 30, 2023, the Company credited additional paid in capital $5,022,200 for a deemed dividend for the triggering of certain price protection provisions in its senior secured debt. The Company estimated the fair value of the deemed dividend using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.60%, (3) risk-free interest rate of 4.70%, and (4) expected life of 2.95 years.

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

During the year ended December 31, 2024, there was amortization of debt discount $5,901,759 and $2,219,221, respectively. During the year ended December 31, 2024, the Company made cash payments of $1,497,083 on the principal of the convertible notes. During the year ended December 31, 2024, holders converted $16,502,905 of principal into 2,478,459 shares of common stock with a fair value of $30,716,938 (See Note 14 – Stockholder’s Equity). The Company realized a loss from the conversion premium of $14,213,480 on conversion of notes during the year ended December 31, 2024

As of December 31, 2024 and 2023, the carrying value of the convertible notes was $0 and $12,098,241, net of unamortized debt discount of $0 and $5,901,759, respectively.

As of December 31, 2024, the current and non-current portions of the note were $0 and $0, net unamortized debt discounts of $0 and $0, respectively. As of December 31, 2023, the current and non-current portions of the note were $8,065,494 and $4,032,747 net unamortized debt discounts of $3,934,506 and $1,967,253, respectively.

NOTE 14 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

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

As of December 31, 2024, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2024 and 2023:

	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$-	$-

	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$-	$-

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended December 31, 2024:

Balance, December 31, 2022	$-
Mark to market to December 31, 2023	-
Balance, December 31, 2023	$-
Establishment of derivative liability upon authorized share shortfall	64,951,789
Gain on change in fair value of derivative liability	(48,314,949)
Settlement of derivative liability upon correction of authorized share shortfall	(16,636,840)
Mark to market to December 31, 2024	-
Balance, December 31, 2024	$-

Gain on change in derivative liabilities for the year ended December 31, 2024	$48,314,949

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

As of December 31, 2024, there were 0 shares of Series D issued and outstanding.

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

On September 9, 2022, 117 shares of Series Z Preferred Stock were converted into 3,167 shares of common stock.

On November 16, 2022, 61 shares of Series Z Preferred Stock were converted into 1,667 shares of common stock.

On January 23, 2023, 72 shares of Series Z Preferred Stock were converted into 1,924 shares of common stock.

On July 28, 2023, the Company issued 6,757 shares of common stock to the Company’s Chief Executive Officer for the exchange of 250 shares of Series Z preferred stock.

On August 1, 2023, the Company filed a Certificate of Elimination to retire the class of Series Z preferred stock.

As of December 31, 2024 and 2023, there were 0 and 0 shares of Series Z Preferred Stock issued and outstanding.

Series A-1

On November 15, 2024, the Company authorized the issuance of 450,000 shares of Series A-1 Preferred Stock, par value $0.001 per share. The Series A-1 Preferred Stock has a $1,000 stated value per share and each share is convertible into common stock at 0.0001% of the then-outstanding shares of common stock at the election of the holder. The Series A-1 have a liquidation preference senior to common, do not bear dividends, and are entitled to vote on an as-converted basis.

On December 2, 2024, the Company issued 450,000 shares of Series A-1 Preferred Stock as consideration for land and permits purchased from DWM Properties, LLC, controlled by the Company’s Chief Executive Officer. The value of the shares of Series A-1 was calculated on an as-converted basis at $3,300,048.

As of December 31, 2024 and 2023, there were 450,000 and 0 shares of Series A-1 Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 1,200,000,000 shares of common stock, par value $0.001 per share.

During the year ended December 31, 2023, the Company issued 8,680 shares of common stock for the conversion and exchange of 322 shares of Series Z Preferred Stock.

During the year ended December 31, 2023, the Company issued 1,840 shares of common stock with a fair market value of $254,448 for services rendered and to be rendered under the Company’s employee stock option plan.

During the year ended December 31, 2023, the Company issued 10,343 shares of common stock for the exercise of warrants for cash proceeds of $15,511.

During the year ended December 31, 2023, the Company issued 2,410 shares of common stock for the cashless exercise of 2,447 warrants.

During the year ended December 31, 2023, the Company issued 16,741 shares of common stock for the sale of common stock for proceeds of $2,841,181, net offering costs of $348,000.

During the year ended December 31, 2024, the Company issued 8,149,250 shares of common stock pursuant to purchase agreements for cash proceeds of $40,369,115, net of legal fees and commissions of $2,071,451.

During the year ended December 31, 2024, the Company issued 108,515 shares pursuant to the exercise of warrants for cash proceeds of $2,834,741, net of legal fees $139,955. The Company issued extra shares with a value of $52,183.

During the year ended December 31, 2024, the Company issued 11,807,064 shares pursuant to the cashless exercise of warrants.

During the year ended December 31, 2024, the Company issued 155,616 shares as an adjustment to round-up fractional shares for the reverse-split.

During the year ended December 31, 2024, the Company issued 1,333,333 shares for the exchange of Series D Preferred Stock.

During the year ended December 31, 2024, the Company issued 412,359 shares for the exchange and retirement of a related-party debt note in the principal amount of $7,218,350.

During the year ended December 31, 2024, the Company issued 2,890,818 shares of common stock for the conversion of debt in the principal amount of $16,502,917 with a fair value of $37,953,304. The Company realized a $14,213,480 loss from the conversion premiums on the conversion of the notes.

During the year ended December 31, 2024, the Company issued 1,533,333 shares with a value of $761,124, of which $761,124 vested and services were performed during the year ended December 31, 2024 and $76,875 vested and services will be performed in 2025.

As of December 31, 2024 and 2023, there were 26,091,027 and 113,096 shares, respectively, of common stock issued and outstanding.

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

During the year ended December 31, 2024, the Company credited additional paid in capital $3,004,909 for the fair value of warrants issued as commission for its warrant inducement and common stock purchase agreements. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 122.93 – 162.12%, (3) risk-free interest rate of 4.21 – 4.66%, and (4) expected life of 5 years.

During the year ended December 31, 2024, the Company credited additional paid in capital $3,029,927 for the fair value of warrants issued for its warrant inducement. The Company estimated the fair value of the warrants using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 123.05%, (3) risk-free interest rate of 4.22%, and (4) expected life of 5 years.

During the year ended December 31, 2024, the Company credited additional paid in capital $23,943,940 for a deemed dividend for the triggering of certain price protection provisions in the conversion feature of its senior secured debt. The Company estimated the fair value of the deemed dividend using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 93%, (3) risk-free interest rate of 5.06%, and (4) expected life of 1.37 years.

During the year ended December 31, 2024, the Company credited additional paid in capital $52,574,896 for deemed dividends for the reduction in the exercise price of certain warrants. The Company estimated the fair value of the deemed dividends using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 108.49 – 162.12%, (3) risk-free interest rate of 4.36 – 4.64%, and (4) expected life of 5 years.

During the year ended December 31, 2024, the Company credited additional paid in capital $12,388,229 for the modification of the conversion feature related to then outstanding convertible notes payable. The Company estimated the change in fair value of the conversion feature using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 130.66%, (3) risk-free interest rate of 5.12%, and (4) expected life of 1.24 years.

On May 16, 2024 as a result of the issuance of additional warrants under the security purchase agreements, the Company no longer had sufficient authorized shares in the event that all potentially dilutive instruments were exercised. The Company accounted for the warrants affected under a sequencing approach as a derivative liability under ASC 815 due to the lack of net share settlement. The Company debited additional paid in capital $64,951,789 to establish the derivative liability. Upon the Company enacting the Reverse Stock Split on May 31, 2024, the authorized share shortfall was alleviated and the Company credited additional paid in capital $16,636,840, after the reclassification into equity. See Note 18 for further details

NOTE 16 – WARRANTS

On July 31, 2023, the Company entered into a letter agreement with the holders of common stock purchase warrants to purchase an aggregate of 65,046 shares of Common Stock (the “2021 and 2022 Warrants”) issued to the Holders pursuant to that certain Securities Purchase Agreement, dated as of November 29, 2021, by and among the Company and the Holders, and issued to the Holders pursuant to that certain Waiver Agreement, dated as of September 13, 2022, pursuant to which the Company agreed, subject to receipt of approval from the Company’s stockholders, to reduce the exercise price of the 2021 and 2022 Warrants from $1,128 and $825 per share to $225 per share, subject to adjustment as set forth in the Warrant Repricing Agreement. Holders of a majority of the shares of common stock approved the repricing on October 13, 2023. The Company recorded a deemed divided of $1,307,574 for the reduction in the exercise price of the 2021 and 2022 Warrants.

On July 31, 2023, the Company realized a debt discount of $3,279,570 for the fair value of warrants issued in its senior secured debt offering.

During the year ended December 31, 2023, the Company credited additional paid in capital $753,567 for a debt discount for the fair value of warrants issued as commission for its senior secured debt offering.

On August 21, 2023, upon the closing of a registered direct offering, the exercise price of the 2021 and 2022 Warrants and warrants issued as commission for the Company’s July 2023 senior secured debt offering was reduced to $153, subject to receipt of approval from the Company’s stockholders. Holders of a majority of the shares of common stock approved the repricing on October 13, 2023. The Company realized a deemed divided of $331,018 for the reduction in the exercise price of the 2021 and 2022 Warrants as well as the July 2023 Commission Warrants.

During the year ended December 31, 2024, the Company entered into warrant exercise inducement offer letters with the holders of its existing warrants, pursuant to which it issued 106,906 shares of common stock and recorded an additional 1,609 shares to be issued for cash proceeds of $2,834,632, payment of legal fees $139,955, and were issued new warrants to purchase 183,632 shares of common stock at an exercise price of $30.6 per share. On March 18, 2024, the Company realized a deemed dividend of $1,444,324 for a deemed dividend for the reduction in the exercise price. On March 18, 2024, the Company realized an expense for the issuance of new warrants for the inducement of $3,029,927.

During the year ended December 31, 2024, the Company issued 92,442 warrants to purchase common stock to its financial advisor, for which it recognized an expense of $3,004,909 for the fair value of the warrants.

During the year ended December 31, 2024, and prior to the Reverse Stock Split, the Company issued 3,287,997 warrants to purchase common stock in connection with the security purchase agreements described above. The warrants have a term of 5 years and were granted with exercise prices between $30 and $45.

As a result of the Reverse Stock Split on May 31, 2024, the Company issued 18,270,405 additional warrants to purchase shares of common stock pursuant to the reverse-split price protection clauses contained within the warrants, such that the exercise price of the warrant would be reset to the volume weighted average price following a reverse-split and the number of shares issuable under the warrant would also increase. .

During the year ended December 31, 2024, 15,742,613warrants were exercised on a cashless basis for 11,807,064 shares of common stock.

A summary of the warrant activity for the years ended December 31, 2024 and 2023 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	64,774	$841.50	4.14	$635
Granted	72,076	$93.00
Exercised	(12,790)	$1.50
Cancelled/Exchanged	(6)	$18.00
Outstanding at December 31, 2023	124,054	$133.50	3.99	$1,388,582
Granted	27,200,252	$2.92
Exercised	(15,850,421)	$3.10
Cancelled/Exchanged	-	-
Outstanding at December 31, 2024	11,473,885	$2.94	4.40	$-
Exercisable at December 31, 2024	11,473,885	$2.94	4.40	$-

Exercise Price	Warrants Outstanding	Weighted Avg. Remaining Life	Warrants Exercisable
$1.50	688	3.58	688
2.910	10,968,708	4.40	10,968,708
3.64	504,489	4.45	504,489
	11,473,885	4.40	11,473,885

The aggregate intrinsic value of outstanding stock warrants was $0 based on warrants with an exercise price less than the Company’s stock price of $0.7030 as of December 31, 2024 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 17 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), our 2021 Equity Incentive Plan in September 2021 (“2021 Plan”), our 2022 Equity Incentive Plan in November 2022, our 2023 Equity Incentive Plan in October 2023 (“2023 Plan”), and our 2024 Equity Incentive Plan in May 2024 (“2024 Plan”, and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2017 Plan, 2018 Plan, 2021 Plan, 2022 Plan, and 2023 Plan, the “Plans”). The Plans are identical, except for the number of shares reserved for issuance under each. In July 2024, shareholders amended our 2024 Plan to increase the number of shares reserved for issuance thereunder by 2,980,000 to a total of 3,000,000 shares. As of December 31, 2024, the Company had granted an aggregate of 1,536,602 securities under the Plans since inception, with 1,472,609 shares available for future issuances.

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

There were no options issued during the year ended December 31, 2024.

A summary of the stock option activity for the years ended December 31, 2024 and 2023 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	754	$23,941.11	4.49	$-
Granted
Exercised
Forfeiture/Cancelled
Outstanding at December 31, 2023	754	$23,941.11	3.49	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	(25)	$30.00
Outstanding at December 31, 2024	729	$24,761.11	2.47	$-
Exercisable at December 31, 2024	729	$24,761.11	2.47	$-

Exercise Price	Number of Options	Remaining Life In Years	Number of Options Exercisable
$3,450 – 11,250	288	3.58	288
11,251 – 22,500	58	1.91	58
22,501 – 33,750	64	1.64	64
33,751 – 45,000	288	1.73	288
45,001 – 48,150	31	1.74	31
	729	2.47	729

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.7030 as of December 31, 2024, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the year ended December 31, 2024 and 2023 was $0 and $0, respectively. Unrecognized compensation expense was $0 as of December 31, 2024.

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

At December 31, 2024, the Company has available for income tax purposes of approximately $47,264,135 and $44,451,544 in federal net operating loss (NOL) carry forward which begin expiring in the year 2033 and with no expiration, respectively, that may be used to offset future taxable income. Further, the Company has available for income tax purposes of approximately $61,608,152 and $52,204,703 in Colorado and Virginia, respectively, state net operating loss (NOL) carry forward which begin expiring in the year 2033, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the year ended December 31, 2024, the Company has decreased the valuation allowance from $24,097,749 to $22,215,116.

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

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), provide for annual limitations on the utilization of net operating loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382 of the Code. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent stockholders, as defined in Section 382 of the Code, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent stockholders at any time over the preceding three years. In the event such ownership change occurs, the annual limitation may result in the expiration of the net operating losses prior to full utilization.

The Company is required to file income tax returns in the U.S. Federal jurisdiction and the state of Virginia. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2016.

The Company’s deferred taxes as of December 31, 2024 and 2023 consist of the following:

	2024	2023
Deferred Tax Assets/(Liability) Detail
Stock Compensation	$211,969	$-
Amortization	-	-
Depreciation	(1,332,399)	3,556,478
Interest	-	-
Change in Fair Market Value of Derivative Liabilities	-	-
Accrued bonus	-	67,500
NOL Deferred Tax Asset	23,144,421	20,473,771
Other	191,125
Valuation allowance	(22,215,116)	(24,097,749)
Total gross deferred tax assets	-	-

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

Leases for Properties Underlying Scrap Yards

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

During the years ended December 31, 2024 and 2023, the Company leased 12 scrap yard facilities and equipment from an entity controlled by the Company’s Chief Executive Officer, including the lease for the Chesapeake location described above for $1,502,830 and $1,640,912, respectively. As of December 31, 2024 and December 31, 2023, the Company owed $495,354 and $2,070,402, respectively, in accrued rent and reimbursements to an entity controlled by the Company’s Chief Executive Officer.

Retirement of Series Z Preferred

On July 28, 2023, the Company issued 6,757 shares of common stock to the Company’s Chief Executive Officer for the exchange of 250 shares of Series Z preferred stock.

Assignment of Note Concurrent with Senior Secured Debt Placement

On July 31, 2023, the Company assigned the remaining balance of $523,303 of a secured promissory note to DWM Properties, LLC, which is controlled by the Company’s Chief Executive Officer.

Sale of Shredders and Downstream System to the Company

On July 31, 2023, the Company entered into a secured promissory note with an entity controlled by the Company’s Chief Executive Officer in the principal amount of $17,218,350. The note was for the purchase of certain equipment from an entity controlled by the Company’s Chief Executive Officer and is secured by such equipment. There were non-cash proceeds of $17,218,350 used to purchase equipment. The note is junior to the senior secured debt entered into by the Company on the same date. The note matures on July 31, 2043 and accrues interest at 7% per annum. The note requires interest-only payments until the senior secured debt is fully satisfied. The Company made payments of $0 and $498,625 towards the principal and interest, respectively, during the years ended December 31, 2024 and 2023, respectively. On March 29, 2024, the holder of the note exchanged $10,000,000 in principal for 1,000 shares of Series D Preferred Stock (see Note 14 – Stockholders’ Equity). On April 21, 2024, the holder of the note exchanged $7,218,350 in principal for 412,360 shares of common stock (see Note 14 – Stockholders’ Equity). As of December 31, 2024 and 2023, the note had a balance of $0 and $17,218,350, respectively.

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

Sale of Equipment to the Company

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

Sale of Properties Underlying Scrap Yards to the Company

On December 2, 2024, the Company entered into a Contract of Sale (the “Contract of Sale”) with DWM Properties LLC (“DWM”), KPAJ, LLC and Oceana Salvage Properties, L.L.C. (collectively, the “Sellers”), in each case, an entity affiliated with Danny Meeks, the Company’s Chief Executive Officer, pursuant to which the Company agreed to purchase the Premises (as defined in the Contract of Sale) held by the Sellers for an aggregate purchase price of $15,000,000, to be allocated among the seven parcels comprising the Premises and the Licenses and Permits (as defined in the Contract of Sale), as more fully described in the Contract of Sale. The transaction closed on December 2, 2024.

The purchase price is payable by (i) the issuance of an aggregate of 450,000 shares of Series A-1 Preferred Stock of the Company, par value $0.001 per share (the “Preferred Stock”), to the Sellers at an aggregate valuation of $3,300,084 and (ii) the issuance of a promissory note payable to DWM (the “DWM Note”) in the aggregate principal amount of $11,699,916. The DWM Note bears interest at a rate of 10% per annum, and is payable in equal installments of $2,983,309 on each of December 31, 2024, January 31, 2025, February 28, 2025 and March 31, 2025 (each, a “Payment Date”); provided, that if payment on a Payment Date would cause the Company’s cash balance to be less than $3,000,000, then such Payment Date and each subsequent Payment Date shall be extended by 30 days. The Company shall make all payments owed under the DWM Note within 12 months from the date of issuance. In addition, if the Company exercises a 30 day extension of any payment, the Company is required to furnish to DWM such financial information and data as DWM may reasonably request to confirm the Company’s cash balance. The Company made payments of $4,008,057 towards the principal, during the year ended December 31, 2024. As of December 31, 2024 and 2023, the note had a principal balance and accrued interest of $7,691,859 and $0, respectively.

Related-Party Hauling, Mechanic, Equipment Rental, and Miscellaneous Services

During the years ended December 31, 2024 and 2023, the Company provided $850,737 and $68,485, respectively, in hauling services to an entity controlled by the Company’s Chief Executive Officer.

During the years ended December 31, 2024 and 2023, the Company paid an entity controlled by the Company’s Chief Executive Officer $1,396,330 and $409,556, respectively, for hauling services rendered to the Company.

During the year ended December 31, 2024, the Company paid entities controlled by the Company’s Chief Executive Officer $147,401 for scrap metal provided to the Company.

During the year ended December 31, 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $847,326 for mechanic and repair services provided to the Company.

During the year ended December 31, 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $506,358 for equipment rentals provided to the Company.

During the year ended December 31, 2023, the Company paid an entity controlled by the Company’s Chief Executive Officer $29,635 for materials sold to the Company.

Insurance Payment Made on Behalf of the Company

During the year ended December 31, 2023, an entity controlled by the Company’s Chief Executive Officer made an insurance down payment of $105,000 and debt payments of $189,615 on behalf of the Company.

NOTE 20 – SEGMENT REPORTING

Greenwave is organized into three operating segments based on our differentiated products – Scrap Metal Recycling, Hauling, and Other (primarily comprised of rental income).

We have one reportable geographic segment: the United States of America as all of our scrap metal is sourced domestically.

Our CODM, Danny Meeks, Chairman and CEO, evaluates performance on an operating segment basis, as well as a consolidated basis, based on revenues and operating cashflows. This measure is used by our CODM, management, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in the metal recycling industry. Our CODM utilizes segment profit and loss in assessing segment performance and allocating resources.

The following tables provide our results by segment:

	Year Ended December 31, 2024
	Scrap Metal Recycling	Hauling	Other	Total
Revenues	$23,296,239	$9,881,820	$137,800	$33,315,859
Cost of revenues	(14,508,923)	(5,817,458)	-	(20,326,381)
Gross Profit:	$8,787,316	$4,064,362	$137,800	$12,989,478

Operating Expenses				$(47,251,411)
Other Income				10,344,580
Deemed Dividends				(76,528,836)
Net loss available to common shareholders				$(100,446,189)

	Year Ended December 31, 2023
	Scrap Metal Recycling	Hauling	Other	Total
Revenues	$25,350,883	$10,156,938	$160,161	$35,667,982
Cost of revenues	(16,154,529)	(4,996,871)	(33,179)	(21,184,579)
Gross Profit:	$9,196,354	$5,160,067	$126,982	$14,483,403

Operating Expenses				$(33,998,165)
Other Loss				(7,421,228)
Deemed Dividends				(6,661,152)
Net loss available to common shareholders				$(33,597,142)

NOTE 21 – SUBSEQUENT EVENTS

On January 8, 2025, the Company issued 729,826 shares of common stock for the cashless exchange of warrants.

On January 10, 2025, the Company and certain institutional and accredited investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell to such Purchasers an aggregate of 7,544,323 shares of common stock, par value $0.001 per share, of the Company, in a registered direct offering, and accompanying warrants to purchase up to 7,544,323 shares of Common Stock in a concurrent private placement for gross proceeds of approximately $4 million, before deducting the placement agent’s fees and other estimated offering expenses. The purchase price per Share and the accompanying Warrant to purchase one share of Common Stock is $0.5302.

Concurrently with the January Offering, on January 10, 2025, the Company entered into exchange agreements (collectively, the “Exchange Agreements”) with holders (the “June Holders”) of certain warrants issued on or about June 12, 2024 to purchase the Company’s Common Stock (the “June Warrants”) whereby the Company and the June Holders agreed to exchange the June Warrants for shares of common stock equivalent to 96% of the shares of common stock issuable upon exercise of the June Warrants (the “Exchange”). Pursuant to the Exchange, the Company issued 5,327,401 shares of common stock (the “Exchange Shares”) in exchange for the surrender and termination of certain June Warrants to purchase up to 5,549,374 shares of common stock.

Concurrently with the January Offering, on January 10, 2025, the Company and the holders (the “Existing Holders”) of certain warrants issued on or about (a) March 18, 2024 (the “March Warrants”), (b) April 22, 2024 (the “April Warrants”), and (c) May 16, 2024 (the “May Warrants” and together with the March Warrants and the April Warrants, the “Existing Warrants”), agreed to amend the Existing Warrants (collectively, the “Warrant Amendment”). The Warrant Amendment amended the Existing Warrants to (i) reduce the exercise price of the Existing Warrants from $2.91 to $1.50 per share, (ii) increase the number of shares issuable upon exercise of the Existing Warrants by 250% (the “Quantity Adjustment”), and (iii) to remove certain adjustment provisions in the Existing Warrants in the event of certain dilutive issuances or share combinations. Following the Warrant Amendment, the Existing Warrants are exercisable for 11,346,743 shares of common stock. The shares of common stock issuable upon exercise of the Existing Warrants pursuant to the Quantity Adjustment and the alternative cashless exercise provision pursuant to Section 2(c) of the Existing Warrants are subject to stockholder approval.

On January 28, 2025, the Company increased the number of directors comprising its Board of Directors from four to five members and appointed Lisa Lucas-Burke as a member of the Board and as a member of the Audit Committee, Compensation Committee, and Nomination and Corporate Governance Committee, effective immediately.

On February 10, 2025, the Company and certain institutional and accredited investors entered into a securities purchase agreement Purchase Agreement pursuant to which the Company agreed to sell to such Purchasers an aggregate of 21,100,000 shares of common stock, par value $0.001 per share, of the Company, in a registered direct offering, and accompanying warrants to purchase up to 21,100,000 shares of Common Stock in a concurrent private placement, for gross proceeds of approximately $7 million, before deducting the placement agent’s fees and other estimated offering expenses. The purchase price per Share and the accompanying Warrant to purchase one share of Common Stock is $0.3337. A stockholder elected to hold 4,000,000 shares of common shares purchased under the Purchase Agreement in abeyance.

Effective February 14, 2025, Henry Sicignano III, a Director of the Company, notified the Company that he will resign from the Company’s Board of Directors (the “Board”). Mr. Sicignano’s resignation is not the result of a dispute or disagreement with the Company. Mr. Sicignano served as Chairman of the Company’s Audit Committee and as a member of the Company’s Compensation Committee and Nominating and Corporate Governance Committee.

On March 11, 2025, the Company issued 376,932 shares of common stock for services rendered to the Company.

As previously reported by (the Company), on September 13, 2024, the Company received written notice (the “Notice”) from The Nasdaq Listing Qualification Department (“Nasdaq”) notifying the Company that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. The Notice indicated that the Company has 180 calendar days, or until March 12, 2025, to regain compliance with the Minimum Bid Price Requirement.

On March 13, 2025, Nasdaq notified the Company that although the Company has not regained compliance with the Minimum Bid Price Requirement, the Company is eligible to receive an additional 180 calendar day period or until September 8, 2025, to regain compliance with the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(a)(3)(A).

From January 1 to April 15, 2025, the Company made $2,604,000 payments on the related-party non-convertible note issued to an entity controlled by Greenwave’s Chairman and Chief Executive Officer for the December 2024 land and permit purchase.

On April 10, 2025, Jason Adelman provided the Board with his formal resignation from the Board and all committees thereof, effective immediately. Mr. Adelman was a member of the Board’s Compensation, Audit, and Nomination and Corporate Governance Committees. Mr. Adelman’s decision to resign was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices (financial or otherwise).

On April 12, 2025, the Company terminated the employment of Isaac Dietrich, the Company’s Chief Financial Officer, effective April 11, 2025.

