Form 10-K/A
period 2024-12-31
Greenwave Technology Solutions, Inc.
filed 2025-04-30
CIK 1589149

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

The number of shares of Registrant’s common stock outstanding was 61,169,509 as of April 27, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

AMENDMENT NO. 1 TO FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2024
TABLE OF CONTENTS

I

EXPLANATORY NOTE

This Amendment No. 1 to the annual report of Greenwave Technology Solutions, Inc., a Delaware corporation (the “Company”) on Form 10-K/A (this “Form 10-K/A”) amends the Company’s annual report on Form 10-K for the year ended December 31, 2024, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025 (the “Original Form 10-K”). This Form 10-K/A is being filed for the sole purpose of providing information required by Part III of Form 10-K that was intentionally omitted from Part III of the Original Form 10-K. The Part III information may be incorporated by reference from the Company’s definitive proxy statement, or if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year, such information may be included in an amendment to the Form 10-K. We are filing this Amendment to include Part III information because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K.

In addition, this Form 10-K/A amends Item 15 of Part IV of the Original 10-K to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Since no new financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Form 10-K/A, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

Except as expressly noted above, this Form 10-K/A does not modify or update in any way the disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment.

As used in this Form 10-K/A, unless we state otherwise or the context otherwise requires, references to “Registrant,” “Company,” “Greenwave,” “we,” “us,” and “our” refers to Greenwave Technology Solutions, Inc., a Delaware corporation.

II

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors

The Company’s Board of Directors (the “Board” or “Board of Directors”) consists of three members. The number of directors on our Board can be evaluated and amended by action of our Board.

The table below states certain information with respect to each director of the Company’s. There are no arrangements or understandings between the Company and any director pursuant to which such person was elected or nominated to be a director of our Company. For information with respect to security ownership of directors, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Name	Age	Executive Position
Danny Meeks	51	Chief Executive Officer, Chairman of the Board
Cheryl Lanthorn	54	Director
Lisa Lucas-Burke	61	Director

Mr. Danny Meeks, Chief Executive Officer and Chairman – Mr. Meeks is the Chief Executive Officer of the Company, a position he has held since September 30, 2021. He has served as a director and Chairman of the Board since June 2021. He has served as interim Chief Financial Officer from November 30, 2021 until April 18, 2022. He was the sole owner and President of Empire Services, Inc., a metal recycling company he founded in 2002, until its acquisition by the Company in September 2021. Additionally, Mr. Meeks has been serving as the President of DWM Properties, LLC, his real estate holding company, since 2002 and as the President of Select Recycling and Waste Services, Inc., a waste disposal and recycling company, from October 2016 to present. Mr. Meeks graduated from Manor High School in 1993. Mr. Meeks is well-suited to serve on our Board due to his significant business and management experience and deep knowledge of growth and commercialization strategies. Mr. Meeks joined the Company’s Board to foster revenue-generating capabilities of the Company.

Mrs. Cheryl Lanthorn, Director – Mrs. Lanthorn has served as a Director of the Company since April 2022. Mrs. Lanthorn began her career as a Personal Administrator at Welton, Duke & Hawks before rising to an Accounting Administrator due to her work-ethic, extensive accounting knowledge, and attention to detail. For the next 14 years, Mrs. Lanthorn was a Software Trainer and Content Developer for Applied Systems, Inc., where she created webinars and instructional documentation to teach employees how to best utilize TAM, Vision, Epic, and other scalable software programs. From December 2015 to July 2022, Mrs. Lanthorn served as an Account Executive at Brown & Brown Insurance, where she managed one of the company’s largest books of business, managed employees and their books, trains new employees, and performed various other administrative duties. Since August 2022, Mrs. Lanthorn has been a Senior Account Manager at Marsh McLennan Agency, LLC, where she manages large corporate accounts.

Lisa Lucas-Burke, Director – Ms. Lucas-Burke has served as a Director of the Company since January 2025. Ms. Lucas-Burke began her career with the City of Portsmouth in the Information Technology Department in 1988, ultimately as a Computer Programmer Analyst. In 2000, Ms. Lucas-Burke joined her family business of Lucas Lodge, where she currently serves as Executive Director and business partner with her mother, Senator L. Louise Lucas. Lucas-Burke was appointed to the Economic Development Authority in 2010 by the City Council, where she was an EDA Commissioner for 6 years and ultimately achieved the position of Chairman of the Board. Ms. Lucas-Burke was elected to Portsmouth City Council in 2016 and was re-elected in 2020. During Lucas-Burke’s eight-year tenure on the Portsmouth City Council, she was unanimously voted in twice to serve as Vice Mayor by her City Council Colleagues. A graduate of Norfolk State University, Ms. Lucas-Burke holds a Bachelor of Science Degree in Electronics Engineering (1987) and a Bachelor of Arts Degree in Psychology (2016). Ms. Lucas-Burke is a Diamond Life Member of Delta Sigma Theta Sorority, Incorporated, and her chapter affiliation has been with the Portsmouth Alumnae Chapter of Delta Sigma Theta Sorority, Inc., since 1996. Lucas-Burke served as Chapter President of Portsmouth Alumnae Chapter for two, two-years terms (2008 – 2012); Lucas-Burke is also a member of the Portsmouth (VA) Chapter of The Links, Incorporated (2017 – present); Martin Luther King, Jr., Leadership Steering Committee (2006 – present); Portsmouth Democratic Committee (2006 – present); Lefcoe Trustee Board (2013 – present); Member of St. Mark Missionary Baptist Church (2009 – present); and Lucas-Burke is also a former board member and Chair of The Portsmouth Boulevard – Center for Youth (2006 – 2012), where she served as member, Treasurer and President over her six year term on the board.

Our Board judges the independence of its directors by the standards established by the Nasdaq Stock Market (“Nasdaq”). Accordingly, the Board has determined that our two non-employee directors, Cheryl Lanthorn and Lisa Lucas-Burke each meet the independence standards established by Nasdaq and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our Audit Committee and Compensation Committee. Our Board considers a director to be independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC.

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

Board and Committee Meetings

During the fiscal year ended December 31, 2024, our Board held six meetings and operated primarily by unanimous written consent. For the fiscal year ended December 31, 2024, our Board was composed of five members from January 1, 2024 to August 14, 2024 and four members from August 15, 2024 to December 31, 2024. Our Audit Committee held four meetings during the year ended December 31, 2024. Our Compensation Committee and Nominating and Corporate Governance committee held four meetings during the fiscal year ended December 31, 2024. Our Sustainability Committee held four meetings during the year ended December 31, 2024 .

Board Committees

On December 9, 2015, our Board designated the following three committees of the Board: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. On September 13, 2022, the Board created a Sustainability Committee of the Board.

Audit Committee. The Audit Committee consists of Cheryl Lanthorn and Lisa Lucas-Burke. Cheryl Lanthorn is the Chairperson of the Audit Committee. The Audit Committee is responsible for, among other things, overseeing the financial reporting and audit process and evaluating our internal controls over financial reporting. The Board has determined that Cheryl Lanthorn is an “audit committee financial expert” serving on its Audit Committee. The Board has determined that each member of the Audit Committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the Audit Committee is “independent,” as that term is defined by the rules of Nasdaq. A copy of the Audit Committee Charter is available on our website at https://www.GWAV.com/audit-committee-charter.

Compensation Committee. The Compensation Committee consists of Cheryl Lanthorn and Lisa Lucas-Burke. Effective July 12, 2023, Cheryl Lanthorn was appointed as Chairwoman of the Compensation Committee. Cheryl Lanthorn is the Chairwoman of the Compensation Committee. The Compensation Committee is responsible for, among other things, establishing and overseeing the Company’s executive and equity compensation programs, reviewing and recommending executive officer employment agreements, determining director compensation programs, overseeing the hiring of independent compensation consultants, preparing the compensation committee report, establishing performance goals and objectives, and evaluating performance against such goals and objectives. The Compensation Committee also grants stock options and other awards under our stock plans, periodically reviews the operation of the Company’s employee benefit plans and analyzes the Company’s bylaws, Compensation Committee Charter for its adequacy in meeting the Company’s compensation-related goals and objectives. The Compensation Committee Charter does not grant the right to delegate authority to other persons, although it does grant the Compensation Committee the flexibility to hire compensation consultants to assist in the design, formulation, analysis and implementation of compensation programs for the Company’s executive officers. While the Board does not provide a formal role for executive officers in determining or recommending the amount or form of executive and director compensation, the Compensation Committee meets with the CEO at or near the start of each fiscal year to discuss the goals and incentive compensation programs. The Board has determined that each member of the Compensation Committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the Compensation Committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market. A copy of the Compensation Committee Charter is available on our website at https://www.GWAV.com/compensation-committee-charter.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists of Cheryl Lanthorn and Lisa Lucas-Burke. Effective July 12, 2023, Cheryl Lanthorn was appointed as Chairwoman of the Nominating and Corporate Governance Committee. Cheryl Lanthorn is the Chairwoman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, identifying and recommending candidates to fill vacancies occurring between annual stockholder meetings and reviewing the Company’s policies and programs relating to matters of corporate citizenship, including public issues of significance to the Company and its stockholders. The Board has determined that each member of the Nominating and Corporate Governance Committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the Nominating and Corporate Governance Committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market. A copy of the Nominating and Corporate Governance Committee Charter is available on our website at https://www.GWAV.com/ncg-charter.

Sustainability Committee. The Sustainability Committee consists of Cheryl Lanthorn and Lisa Lucas-Burke as members of the Sustainability Committee. Cheryl Lanthorn is the Chairwoman of the Sustainability Committee. The Sustainability Committee is responsible for, among other things, setting and overseeing the Company’s goals, strategies, and commitments related to sustainability and Environmental Social Governance, including climate risks and opportunities, community and social impact, and diversity and inclusion. A copy of the Sustainability Committee Charter is available on our website at https://www.GWAV.com/sustainability-committee-charter.

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

Our Executive Officers

The following are biographical summaries of our executive officers and their ages, except for Mr. Meeks, whose biography is set forth above:

Name	Age	Position
Danny Meeks	51	Chief Executive Officer and Chairman of the Board

Danny Meeks, Chairman, Chief Executive Officer, and Director – Biographical information regarding Mr. Meeks is provided above under Board Nominees.

Code of Conduct and Ethics

We seek to maintain high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our corporate governance guidelines and Code of Conduct and Ethics, together with our Second Amended and Restated Certificate of Incorporation, Bylaws and the charters for each of our Board committees, form the basis for our corporate governance framework. We also are subject to certain provisions of the Sarbanes-Oxley Act and the rules and regulations of the SEC. The full text of the Code of Conduct and Ethics is available on our website at https://www.GWAV.com/code-of-conduct and is also filed as an exhibit to this annual report.

Family Relationships

There are no family relationships among our directors and executive officers.

Insider Trading Policy

We have an insider trading policy that governs the purchase, sale, and other disposition of our securities by our directors, officers, employees and other individuals associated with us, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this annual report. The Company has no policy regarding hedging the economic risks of equity ownership for the executive team or directors of the Company and the Company does not engage in this practice.

Compensation Recovery Policy

Our board of directors has adopted a compensation recovery policy, which provides that in the event we are required to prepare an accounting restatement due to noncompliance with any financial reporting requirements under the securities laws or otherwise erroneous data or we determine there has been a significant misconduct that causes financial or reputational harm, we shall recover a portion or all of any incentive compensation. The policy is filed as an exhibit to this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

2024 Summary Compensation Table

Our named executive officers for the year ended December 31, 2024 were Danny Meeks, our Chief Executive Officer, and Isaac Dietrich, our Chief Financial Officer.

Our named executive officers for the year ended December 31, 2023 were Danny Meeks, our Chief Executive Officer, Ashley Sickles, our former Chief Financial Officer, and Isaac Dietrich, our Chief Financial Officer.

The following table presents the compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2024 and December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($) (1)	Option awards ($) (1)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)(2)	All other compensation ($)		Total ($)
Danny Meeks	2024	28,846	—	—	—	—	321,154	150,000	(3)	500,000
Chief Executive Officer	2023	500,000	250,000	—	—	—	—	—		750,000

Ashley Sickles	2024	—	—	—	—	—	—	—		—
Former Chief Financial Officer	2023	45,173	—	—	—	—	—	—		45,173

Isaac Dietrich	2024	64,624	230,100	93,000	—	—	—	—		387,724
Former Chief Financial Officer	2023	228,093	—	—	—	—	—	—		228,093

(1)	These amounts are the aggregate fair value of the equity compensation incurred by the Company for payments to executives during the fiscal year. The aggregate fair value is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The fair market value was calculated using the Black-Scholes options pricing model.
(2)	In 2024, our CEO deferred a portion of his salary not paid by the Company.
(3)	Includes $38,000 attributed to the personal use of a car, $23,700 in reimbursed travel expenses, and a $10,000 business clothing allowance.

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

Upon termination except by death (the “Termination Date”), the Company shall pay Mr. Meeks (i) any accrued but unpaid compensation, (ii) a pro-rata portion of his annual bonus calculated as of the Termination Date and (iii) reimbursement of expenses incurred on or prior to the Termination Date. In addition, Mr. Meeks may elect to receive Consolidated Omnibus Budget Reconciliation Act of 1985 benefits for up to twelve months from the Termination Date. Upon termination of Mr. Meeks’ employment for death, the Company shall pay Mr. Meeks (i) any accrued but unpaid compensation and (ii) reimbursement of expenses incurred on or prior to such date. Mr. Meeks is also entitled to participate in any and all benefit plans such as health, dental and life insurance, from time to time, in effect for senior executives, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. In the fiscal years ended December 31, 2024 and December 31, 2023, Mr. Meeks received $0 and $250,000 in bonuses, respectively. Mr. Meeks did not receive any compensation related to his position as a director. As of December 31, 2024 and 2023, Mr. Meeks was owed $950,000 and $950,000 in accrued but unpaid bonuses, respectively.

Howard Jordan

On April 18, 2022, the Company hired Howard Jordan as Chief Financial Officer, for which he received a salary of $135,000 per year. On September 12, 2022, the Company terminated Mr. Jordan’s employment as Chief Financial Officer.

Ashley Sickles

On September 13, 2022, the Company hired Ashley Sickles as Chief Financial Officer, for which she received a salary of $135,000 per year. On April 28, 2023, Ms. Sickles resigned her position as the Company’s Chief Financial Officer.

Isaac Dietrich

On April 28, 2023, the Company hired Isaac Dietrich as Chief Financial Officer, for which he received a salary of $300,000 per year. On April 12, 2025, the Company terminated the employment of Isaac Dietrich, our Chief Financial Officer, effective April 12, 2025.

At no time during the periods listed in the above tables, with respect to any named executive officers, was there:

●	any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts; or

●	any non-equity incentive plan award made to a named executive officer.

Nonqualified Deferred Compensation

During the year ended December 31, 2024, our CEO deferred a portion of his salary not paid by the Company, as disclosed in the table above. Such payments were deferred because timely payments further jeopardize the Company’s ability to continue as a going concern. The Company intends to make such payments as soon as it is able.

Outstanding Equity Awards at December 31, 2024

The following table sets forth information regarding the outstanding equity awards held by our NEOs as of December 31, 2024:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Isaac Dietrich	—	—	—	—	—			150,000	$105,450

Timing of Equity Awards

The Compensation Committee grants equity awards, including stock options, from time to time. This may also include grants in connection with a new hire, promotion, and other circumstances where the Compensation Committee deems it appropriate to make such grants. Although we have not adopted a formal policy regarding the timing of equity award grants, including stock options, the Compensation Committee does not take material nonpublic information into account when determining the terms of equity awards and has not timed grants or the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, there were no stock option awards granted to any named executive officer within four business days preceding, or one business day after, the filing of any report on Forms 10-K, 10-Q, or 8-K that disclosed material nonpublic information.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee director of our Board during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Cheryl Lanthorn	$50,000	(1)	$93,000	$-	$-	$128,000
Henry Sicignano, III(2)	$50,000		$93,000	$-	$-	$143,000
Jason Adelman(3)	$67,500		$93,000	$-	$-	$160,500
John Wood(4)	$34,375		$-	$-	$-	$34,375
Total:	$186,875		$279,000	$-	$-	$465,875

(1)	As of December 31, 2024, $15,000 is owed to Mrs. Lanthorn.
(2)	Mr. Sicignano, III resigned from the Board effective February 14, 2025.
(3)	Mr. Adelman resigned from the Board effective April 10, 2025.
(4)	Mr. Wood resigned from the Bord effective August 14, 2024.

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

Our Equity Incentive Plans

Our Stockholders approved our 2014 Equity Incentive Plan (“2014 Plan”) in June 2014, our 2015 Equity Incentive Plan (the “2015 Plan”) in December 2015, our 2016 Equity Incentive Plan (“2016 Plan”) in October 2016, our 2017 Equity Incentive Plan (“2017 Plan”) in December 2016, our 2018 Equity Incentive Plan (“2018 Plan”) in June 2018, our 2021 Equity Incentive Plan (“2021 Plan”) in September 2021, our 2022 Equity Incentive Plan (“2022 Plan”) in November 2022, our 2023 Equity Incentive Plan (“2023 Plan”) in October 2023, and our 2024 Equity Incentive Plan (“2024 Plan” and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2017 Plan, 2018 Plan, 2021 Plan, 2022 Plan, and 2023 Plan, the “Plans”) in May 2024, which was subsequently amended in July 2024. The Plans are identical, except for the number of shares of Common Stock reserved for issuance under each.

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

Summary of the Plans

Authorized Shares

No shares of our Common Stock are reserved for issuance pursuant to the 2014 Plan, 2015 Plan, the 2016 Plan, the 2017 Plan, the 2018 Plan, the 2021 Plan, 2022 Plan, or 2023 Plan. There are currently 5 shares of our Common Stock available for issuance pursuant to the 2018 Plan, 1,112 shares of our Common Stock available for issuance pursuant to the 2021 Plan, 327 shares of our Common Stock available for issuance pursuant to the 2022 Plan, 1,828 shares of our Common Stock available for issuance pursuant to the 2023 Plan, and 800,000 shares of our Common Stock available for issuance pursuant to the 2024 Plan. Shares of Common Stock issued under our Plans may be authorized but unissued or reacquired shares of our Common Stock. Shares of Common Stock subject to stock awards granted under our Plans that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares of Common Stock, will not reduce the number of shares of Common Stock available for issuance under our Plans. Additionally, shares of Common Stock issued pursuant to stock awards under our Plans that we repurchase or that are forfeited, as well as shares of Common Stock reacquired by us as consideration for the exercise or purchase price of a stock award, will become available for future grant under our Plans.

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

Performance Shares

Performance shares may be granted under our Plans. Performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The Committee will establish organizational or individual performance goals or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance shares to be paid out to participants. After the grant of a performance share, the Committee, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance shares. The Committee, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares of Common Stock or in some combination thereof, per the terms of the agreement approved by the Committee and delivered to the participant. Such agreement will state all terms and conditions of the agreement.

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

Other Share-Based Awards and Cash Awards

The Committee may make other forms of equity-based awards under our Plans, including, for example, deferred shares, stock bonus awards and dividend equivalent awards. In addition, our Plans authorize us to make annual and other cash incentive awards based on achieving performance goals that are pre-established by our compensation committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table and information below sets forth information as of December 31, 2024 with respect to our Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	—	$—	803,272
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	803,272

Security Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, owns more than 5% of our Common Stock (ii) our current directors and the named executive officers identified under the heading “Executive Compensation” and (iii) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days after April 27, 2025 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 61,169,509 shares of our Common Stock issued and outstanding on April 27, 2025. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after April 27, 2025. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the Stockholders below is in care of Greenwave Technology Solutions, Inc., 4016 Raintree Rd, Chesapeake, VA 23321.

	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Outstanding(1)	% of Total Voting Power
Directors and Named Executive Officers
Danny Meeks	50,047,780	(2)	3.5%	45.0%
Lisa Lucas-Burke	-		-	-
Cheryl Lanthorn	300,006	(3)	*	*
All directors and named executive officers as a group (3 people)	50,347,786		4.0%	45.3%

Other 5% Stockholder
Joseph Reda(4)	4,500,000	(5)	7.4%	4.0%

*	Represents beneficial ownership of less than 1.0% of our outstanding Common Stock.

(1)	For this column, the numerator is the number of outstanding shares of Common Stock held by the reporting person and the denominator is equal to the total number of shares of Common Stock outstanding (61,169,509).
(2)	Consists of (i) 2,135,788 shares of Common Stock, (ii) 5,484 shares of Common Stock underlying warrants, and (iii) 47,906,508 shares of Common Stock issuable upon conversion of 450,000 shares of Series A-1 Preferred Stock.
(3)	Includes 6 shares owned by the reporting person’s spouse.
(4)	The address for Joseph Reda is 1324 Manor Circle Pelham, NY 10803.
(5)	Based on a Schedule 13G filed by the Stockholder on February 13, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Except for the below, from January 1, 2023 through the date of this annual report, we have not been a party to any transaction or proposed transaction in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation which are described elsewhere in this annual report.

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

Related Party Transaction Policy

Our Audit Committee Charter provides that our Audit Committee will be responsible for reviewing and approving in advance any related party transaction. Transactions requiring such pre-approval will include, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

The Audit Committee has reviewed and approved the transactions described in “Agreements with Danny Meeks and Affiliates of Danny Meeks” above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is RBSM LLP, New York, NY, Auditor ID: 587. The following table presents fees for professional audit services and other services rendered to us by RBSM LLP for fiscal years ended 2024 and 2023.

	RBSM
	2024	2023
Audit Fees	$350,000	$340,000
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Totals	$350,000	$340,000

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by RBSM for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s annual report on Form 10-K and in the Company’s quarterly reports on Form 10-Q, or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2024 and 2023 were $350,000 and $340,000, respectively.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by RBSM that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under “Audit Fees” for the fiscal years ending December 31, 2024 and 2023 were $0 and $0, respectively.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2024 and 2023 were $0 and $0, respectively.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2024 and 2023 were $0 and $0, respectively.

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved prior to the completion of the audit. We have complied with the procedures set forth above, and the Audit Committee has otherwise complied with the provisions of its charter.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report:

(1) Financial Statements

We filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of the Original 10-K.

(2) Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

(3) List of Exhibits.

			Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Plan of Reorganization, dated March 18, 2014.	S-1	333-196735	2.1	June 13, 2014
2.2	Agreement and Plan of Merger between MassRoots, Inc., Empire Merger Corp., Empire Services, Inc. and Danny Meeks, as the sole shareholder, dated September 30, 2021	8-K	000-55431	10.1	October 6, 2021
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	8-K/A	000-55431	3.1	June 19, 2018
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation effective September 30, 2021, field with the Secretary of State on September 30, 2021	8-K	000-55431	3.1	October 6, 2021
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-55431	3.1	February 25, 2022
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-55431	3.2	February 25, 2022
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41452	3.1	June 3, 2024
3.6	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock.	8-K	000-55431	3.1	April 2, 2024
3.7	Certificate of Elimination relating to the Series D Preferred Stock, dated May 29, 2024	8-K	001-41452	3.1	June 3, 2024
3.8	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock of Greenwave Technology Solutions, Inc., dated November 13, 2024	8-K	001-41452	3.1	November 18, 2024
3.9	Amended and Restated Bylaws of the Registrant.	8-K	001-41452	3.1	November 29, 2022
3.10	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant	DEF 14A	001-41452	Appendix A	June 3, 2024
4.1	Form of Common Stock Certificate.	S-1	333-196735	4.1	June 13, 2014
4.2	Description of Registrant’s Securities	10-K	001-41452	4.2	March 31, 2023
4.3	Form of Warrant dated July 2023	8-K	000-55431	4.1	August 3, 2023
4.4	Form of Senior Note dated July 2023	8-K	000-55431	4.2	August 3, 2023
4.5	Form of Secured Promissory Note dated July 31, 2023. Issued to DWM Properties LLC	8-K	000-55431	4.3	August 3, 2023
4.6	Form of Warrant issued to Purchasers, dated August 2023	8-K	000-55431	4.1	August 21, 2023

4.7	Form of Placement Agent Warrant, dated August 2023	8-K	000-55431	4.2	August 21, 2023
4.8	Form of Warrant	8-K	000-55431	4.1	December 6, 2021
4.9	Form of Senior Note	8-K	000-55431	4.2	December 6, 2021
4.10	Form of Inducement Warrant	8-K	001-41452	4.1	March 18, 2024
4.11	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	April 22, 2024
4.12	Form of Financial Advisor Warrant	8-K	001-41452	4.2	April 22, 2024
4.13	Amendment to Senior Secured Convertible Promissory Note, dated as of May 3, 2024, by and among Greenwave Technology Solutions, Inc. and the Holders party thereto.	8-K	001-41452	4.1	May 3, 2024
4.14	Waiver Agreement, dated as of May 9, 2024, by and among Greenwave Technology Solutions, Inc. and the Purchasers party thereto.	8-K	001-41452	4.1	May 9, 2024
4.15	Form of Warrant issued to Purchasers	10-Q	001-41452	4.1	May 20, 2024
4.16	Form of Financial Advisor Warrant	10-Q	001-41452	4.2	May 20, 2024
4.17	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	June 11, 2024
4.18	Form of Placement Agent Warrant	8-K	001-41452	4.2	June 11, 2024
4.19	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	January 13, 2025
4.20	Form of Placement Agent Warrant	8-K	001-41452	4.2	January 13, 2025
4.21	Form of Warrant Amendment entered into with Existing Holders	8-K	001-41452	4.3	January 13, 2025
4.22	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	February 11, 2025
4.23	Form of Placement Agent Warrant	8-K	001-41452	4.2	February 11, 2025
4.24	Promissory Note, dated as of December 2, 2024, issued to DWM Properties LLC	8-K	001-41452	4.1	December 2, 2024
10.1+	2014 Stock Incentive Plan and form of agreements thereunder.	S-1	333-196735	10.12	June 13, 2014
10.2+	2015 Stock Incentive Plan and form of agreements thereunder.	10-K	333-196735	10.12	March 30, 2016
10.3+	2016 Stock Incentive Plan and form of agreements thereunder.	8-K	000-55431	4.1	September 23, 2016
10.4+	2017 Equity Incentive Plan and form of agreements thereunder.	DEF 14C	000-55431	Appendix A	December 9, 2016
10.5+	2018 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix B	May 11, 2018
10.6+	2021 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix C	July 12, 2021
10.7+	2022 Equity Incentive Plan and form of agreements thereunder	DEF 14A	001-41452	Appendix A	October 11, 2022
10.8+	2023 Equity Inventive Plan and form of agreements thereunder	DEF 14A	001-41452	Appendix A	August 31, 2023
10.9+	2024 Equity Inventive Plan and form of agreements thereunder.	DEF 14A	001-41452	Appendix A	April 11, 2024
10.10+	Amendment No. 1 to the 2024 Equity Inventive Plan	DEF 14A	001-41452	Appendix B	June 3, 2024
10.11	Form of Amended and Restated Simple Agreement for Future Tokens.	S-1	333-223038	10.27	February 14, 2018
10.12+	Employment Agreement by and between the Company and Danny Meeks	8-K	000-55431	10.2	October 6, 2021
10.13	Securities Purchase Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.1	December 6, 2021

10.14	Pledge and Security Agreement, dated November 30, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.2	December 6, 2021
10.15	Registration Rights Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.3	December 6, 2021
10.16	Form of Exchange Agreement	8-K/A	000-55431	10.1	April 2, 2024
10.17	Purchase Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.1	August 3, 2023
10.18	Security Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.2	August 3, 2023
10.19	Registration Rights Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.3	August 3, 2023
10.20	Bill of Sale, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and DWM Properties LLC	8-K	000-55431	10.4	August 3, 2023
10.21	Form of Securities Purchase Agreement between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto.	8-K	000-55431	10.1	August 21, 2023
10.22	Form of Inducement Letter	8-K	000-55431	10.1	March 18, 2024
10.23	Form of Securities Purchase Agreement between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	April 22, 2024
10.24	Form of Exchange Agreement	8-K	001-41452	10.2	April 22, 2024
10.25	Form of Voting Agreement	8-K	001-41452	10.3	April 22, 2024
10.26	Form of Exchange Agreement	8-K	001-41452	10.1	May 16, 2024
10.27	Form of Securities Purchase Agreement between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	10-Q	001-41452	10.1	May 20, 2024
10.28	Form of Securities Purchase Agreement, dated as of June 10, 2024, by and between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	June 11, 2024
10.29	Contract of Sale, dated as of December 2, 2024, by and among, DWM Properties LLC, KPAJ, LLC, Oceana Salvage Properties, L.L.C., as Sellers, and Greenwave Technology Solutions, Inc.	8-K	001-41452	10.1	December 2, 2024
10.30	Form of Securities Purchase Agreement, dated as of January 10, 2025, by and between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	January 13, 2025
10.31	Form of Exchange Agreement, dated as of January 10, 2025, by and between Greenwave Technology Solutions, Inc. and the June Holders signatory thereto	8-K	001-41452	10.2	January 13, 2025
10.32	Form of Voting Agreement, dated as of January 10, 2025, by and between Greenwave Technology Solutions, Inc. and the signatory thereto	8-K	001-41452	10.3	January 13, 2025
10.33	Form of Securities Purchase Agreement, dated as of February 10, 2025, by and between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	February 11, 2025
19.1†	Insider Trading Policy
21.1†	Subsidiaries of the Registrant
23.1†	Consent of Independent Registered Public Accounting Firm RBSM LLP
31.1†	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2†	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.3*	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.4*	Chief Executive Financial Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy	10-K	001-41452	10.54	April 16, 2024
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.
107*	Cover Page formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

†	Previously Filed with the Original Form 10-K.

*	Filed herewith.

**	Exhibits 32.1 and 32.2 were previously furnished with the Original Form 10-K and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

+	Denotes a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April, 2025.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

By:	/s/ Danny Meeks
Danny Meeks Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Danny Meeks	Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer) and	April 30, 2025
Danny Meeks	Chairman of the Board of Directors

/s/ Cheryl Lanthorn	Director	April 30, 2025
Cheryl Lanthorn

/s/ Lisa Lucas-Burke	Director	April 30, 2025
Lisa Lucas-Burke

