Form 10-Q
period 2025-03-31
Greenwave Technology Solutions, Inc.
filed 2025-11-19
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 19, 2025, there were 829,631 shares of the registrant’s common stock issued and outstanding.

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

ii

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$5,501,755	$2,576,464
Inventories, net	4,555,050	2,889,682
Accounts receivable, net of allowance for doubtful accounts	2,277,869	1,254,390
Prepaid expenses	288,445	921,580
Total current assets	$12,623,119	7,642,116

Property and equipment, net	26,254,138	25,596,856
Property and equipment, net - Purchased from Related Party	11,448,399	11,834,807
Operating lease right of use assets, net	968,066	1,048,070
Licenses, net	13,828,100	14,359,950
Customer list, net	1,455,350	1,511,325
Intellectual property, net	910,800	1,062,600
Security deposit	31,893	31,893

Total assets	$67,519,865	$63,087,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank overdraft	$459,501	$231,696
Accounts payable and accrued expenses	5,421,674	5,893,351
Accrued payroll and related expenses	3,946,410	3,946,410
Non-convertible notes payable, current portion, net of unamortized debt discount of $821,167 and $633,396, respectively	2,344,320	2,505,360
Stock subscription payable	1,334,800	-
Related party note payable	5,391,859	7,691,859
Due to related parties	862,266	495,354
Operating lease obligations, current portion	341,246	331,545
Total current liabilities	20,102,076	21,095,575

Operating lease obligations, less current portion	702,355	773,820
Non-convertible notes payable, net of unamortized debt discount of $1,629,009 and $1,076,554, respectively	5,182,384	4,263,239
Total liabilities	25,986,815	26,132,634

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series A-1, $0.001 par value, $100,000 stated value, 450,000 shares authorized; 450,000 and 450,000 shares issued and outstanding, respectively	450	450
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 519,723 and 237,191 shares issued and outstanding, respectively	520	237
Additional paid in capital	545,510,129	533,266,642
Accumulated deficit	(503,978,049)	(496,312,346)
Total stockholders’ equity	41,533,050	36,954,983

Total liabilities and stockholders’ equity	$67,519,865	$63,087,617

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenues	$7,333,710	$8,504,777

Cost of Revenues	3,847,047	5,240,516

Gross Profit	3,486,663	3,264,261

Operating Expenses:
Advertising	53,399	2,374
Payroll and related expense	1,974,485	1,738,028
Rent, utilities and property maintenance ($75,622 and $192,720, respectively, to related-party)	216,689	443,872
Hauling and equipment maintenance	1,273,857	601,562
Depreciation and amortization expense	2,119,243	1,638,815
Stock based compensation for services	100,000	288,900
Consulting, accounting and legal	423,563	612,271
Loss on asset	(39,535)	-
Stock compensation	-	20,833
Other general and administrative expenses	1,246,469	729,330
Total Operating Expenses	7,368,170	6,075,985

Loss From Operations	(3,881,507)	(2,811,724)

Other Income (Expense):
Interest expense and amortization of debt discount	(810,853)	(2,194,229)
Other income	26,621	1,351
Equity issued for warrant inducement	-	(3,029,927)
Gain on conversion of convertible notes	-	24,198
Shares Issued for Financing	-	(52,183)
Total Other Expense	(784,232)	(5,250,790)

Net Loss Before Income Taxes	(4,665,739)	(8,062,514)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(4,665,739)	(8,062,514)

Deemed dividend for the reduction of exercise price of warrants	(2,999,964)	(1,444,324)
Deemed dividend for the reduction of the conversion price of a debt note	-	(23,953,940)

Net Loss Available to Common Stockholders	$(7,665,703)	$(33,460,778)

Net Loss Per Common Share:
Basic	$(17.85)	$(26,472.13)
Diluted	$(17.85)	$(26,472.13)

Weighted Average Common Shares Outstanding:
Basic	429,551	1,264
Diluted	429,551	1,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Preferred Stock			Preferred Stock
	Series D to be Issued			Series A-1		Common Stock		Additional Paid	Accumulated
	Shares	Amount		Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2024	-		$-	450,000	$450	237,191	$237	$533,266,642	$(496,312,346)	$36,954,983
Common stock and warrants issued for cash, net of fees	-		-	-	-	224,039	224	9,143,582	-	$9,143,806
Common stock issued for cashless exchange of warrants	-		-	-	-	55,066	55	(55)	-	$-
Deemed dividend for the reduction of the exercise price of warrants	-		-	-	-	-	-	2,999,964	(2,999,964)	$-
Common stock issued for services rendered	-		-	-	-	3,427	4	99,996	-	$100,000
Net loss	-		-	-	-	-	-	-	(4,665,739)	$(4,665,739)

Balance at March 31, 2025		$		450,000	$450	519,723	$520	$545,510,129	$(503,978,049)	$41,533,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Preferred Stock
	Series D to be Issued		Common Stock		Common Stock to be Issued		Subscription	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	In Capital	Deficit	Total

Balance at December 31, 2023	-	$-	1,028	$1	-	$-	$-	$391,412,008	$(395,866,157)	$(4,454,148)
Exchange of non-convertible note into shares of Series D Preferred	1,000	$1	-	-	-	-	-	$9,999,999	-	$10,000,000
Common stock issued for the conversion of convertible debt notes	-	-	658	$1	-	$-	$-	$2,042,541	-	$2,042,542
Common stock issued for the exercise of warrants for cash	-	-	972	$1	15	$1	$(67,923)	$2,834,739	-	$2,766,818
Stock based compensation	-	-	-	-	-	-	-	$288,900	-	$288,900
Equity issued for warrant inducement	-	-	-	-	-	-	-	$3,029,927	-	$3,029,927
Deemed dividend for the reduction of the conversion price of a debt note	-	-	-	-	-	-	-	$23,953,940	$(23,953,940)	-
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	-	-	-	$1,444,324	$(1,444,324)	-
Net loss	-	-	-	-	-	-	-	-	$(8,062,514)	$(8,062,514)
Balance at March 31, 2024	1,000	$1	2,658	$3	15	$1	$(67,923)	$435,006,378	$(429,326,935)	$5,611,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(4,665,739)	$(8,062,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	2,119,243	1,638,815
Amortization of right of use assets, net - related-party	-	24,980
Amortization of right of use assets, net	80,004	48,935
Interest and amortization of debt discount	810,853	2,194,229
Gain on conversion of debt	-	(24,198)
Gain on disposal of assets	(39,535)	-
Stock based compensation for services	100,000	288,900
Stock based compensation	-	20,833
Equity issued for warrant inducement	-	3,029,927
Shares issued for Financing	-	52,183
Changes in operating assets and liabilities:
Due to related party	256,840	(903,462)
Inventories	(1,665,367)	(199,791)
Accounts receivable	(1,023,478)	(296,832)
Prepaid expenses	633,136	113,261
Accounts payable and accrued expenses	(886,108)	(1,649,694)
Accrued payroll and related expenses	180,501	328,781
Principal payments made on operating lease liability - related-party	-	(39,791)
Principal payments made on operating lease liability	(61,764)	(25,385)
Net cash used in operating activities	(4,161,414)	(3,460,823)

Cash flows from investing activities:
Purchases of property and equipment	(210,500)	-
Disposal of asset	152,000
Net cash used in investing activities	(58,500)	-

Cash flows from financing activities:
Proceeds from warrant exercises	-	2,574,679
Proceeds from sales of common stock and warrants	9,143,806	-
Cash received but shares in abeyance	1,334,800	-
Repayment of convertible notes payable	-	(1,497,083)
Bank overdrafts	227,806	179,501
Repayment of a non-convertible notes payable	(1,261,207)	(456,776)
Repayment of non-convertible notes payable - related party	(2,300,000)	-
Proceeds from factoring	-	2,843,950
Repayments of factoring	-	(1,016,389)
Net cash provided by financing activities	7,145,205	2,627,882

Net increase (decrease) in cash	2,925,291	(832,941)

Cash, beginning of year	2,576,464	1,546,159
Cash, end of period	$5,501,755	$713,218

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$26,500	$309,170
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend for conversion price reduction of note	$2,999,964	$23,953,940
Non-convertible notes settled with disposal of property and equipment	$2,344,000	$-
Equipment purchased by issuance of non-convertible notes payable	$3,896,457	$-
Deemed dividend for exercise price reduction of warrants	$-	$1,444,324
Common shares issued for cashless exchange of warrants	$55	$-
Exchange of notes to Series D Preferred	$-	$10,000,000
Increase in right of use assets and operating lease liabilities	$-	$1,070,298
Common shares issued upon conversion of convertible notes and accrued interest	$-	$18,789
Legal fees paid out of warrant exercise	$-	$139,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2025 (Unaudited)

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three months ended March 31, 2025 and 2024, its cash flows for the three months ended March 31, 2025 and 2024, and its financial position as of March 31, 2025 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on April 15, 2025 (the “Annual Report”). The December 31, 2024 balance sheet is derived from those statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2025, the Company had cash of $5,501,755 and a working capital deficit (current liabilities in excess of current assets) of $(7,478,957). The accumulated deficit as of March 31, 2025 was $(503,978,049). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used in the calculation of stock-based compensation, payroll tax liabilities with interest and penalties, deemed dividends, assumptions used in right-of-use and lease liability calculations, valuations and impairments of goodwill estimated useful life of long-lived assets and finite life tangible assets, and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of March 31, 2025 and December 31, 2024, the uninsured balances amounted to $5,248,598 and $2,363,785, respectively.

Property and Equipment, net

We state property and equipment at cost or, if acquired through a business combination, fair value at the date of acquisition. We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets, except for our leasehold improvements, which are depreciated over the shorter of their estimated useful lives or their related lease term. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from our accounts and the resulting gain or loss is credited or charged to income. We expense costs for repairs and maintenance when incurred. Our property and equipment is pledged as collateral for certain non-convertible notes, see Note 8 – Advances and Non-Convertible Notes Payable.

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

The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales, the aging of customer receivable balances, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. As of March 31, 2025 and December 31, 2024, the accounts receivable balances amounted to $2,277,869 and $1,254,390, respectively.

Inventories

Although we ship the ferrous and non-ferrous metals we purchase from suppliers multiple times per day, we do maintain inventories. We calculate the value of the inventories on hand, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the cost of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $4,555,050 and $2,889,682, respectively, as of March 31, 2025 and December 31, 2024, respectively. See Note 5 – Inventories.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $53,399 and $2,374 for the three months ended March 31, 2025 and 2024, respectively.

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At March 31, 2025 and December 31, 2024, the Company had accruals reported on the balance sheet as current liabilities of $0 and $0, respectively.

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

Segment Reporting

The Company determines its operating segments in accordance with ASC 280, as updated by ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Operating segments are defined as components of the business for which discrete financial information is available and that are regularly reviewed by the Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), in assessing performance and allocating resources.

In accordance with ASU 2023-07, the Company has evaluated the nature of information regularly provided to the CODM, including measures of profit or loss and resource allocation. The CODM reviews financial information on a consolidated basis, and the Company operates as a single reportable segment that reflects its core business operations. The Company adopted ASU 2023-07 for the year ended December 31, 2024. Additional information is provided in Note 19 – Segment Reporting.

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

The computation of basic and diluted income (loss) per share, for the three months ended March 31, 2025 and 2024 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31,	March 31,
	2025	2024
Common shares issuable upon conversion of convertible notes	-	5,580
Options to purchase common shares	206	6
Warrants to purchase common shares	103,319	1,983
Common shares issuable upon conversion of preferred stock	233,875	712
Total potentially dilutive shares	337,400	8,281

On May 31, 2024, the Company completed 1-for-150 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted and restated the weighted-average shares included within its consolidated statements of operations for the three months ended March 31, 2025 and 2024. The basic and diluted weighted-average common shares are retroactively converted to shares of the Company’s common stock to conform to the recasted consolidated statements of stockholders’ equity.

On August 20, 2025, the Company completed a 1-for-110 reverse split. Pursuant to GAAP, the Company retrospectively recasted and restated the weighted-average shares included within its consolidated statements of operations for the three months ended March 31, 2025 and 2024 and year ended December 31, 2024. The basic and diluted weighted-average common shares are retroactively converted to shares of the Company’s common stock to conform to the recasted consolidated statements of stockholders’ equity.

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

NOTE 4 – CONCENTRATIONS OF RISK

Cost of Revenues

During the three months ended March 31, 2024, no supplier accounted for more than 5% of the Company’s cost of revenues.

During the three months ended March 31, 2025, one supplier accounted for $442,674, or approximately 12% of the Company’s cost of revenues.

Accounts Receivable

The Company has a concentration of credit risk with its accounts receivable balance. At December 31, 2024, six certain large customers individually accounted for $156,535, $145,703, $140,978, $130,518, $109,900, $83,387, and $67,214, or 12.48%, 11.62%, 11.24%,10.40%, 8.76%, 6.65%, and 5.36%, respectively.

At March 31, 2025, six large customers individually accounted for $397,783, $351,738, $291,163, $251,068, $206,584 and $123,823, or approximately 17.46%, 15.44%, 12.78%, 11.02%, 9.07% and 5.44% respectively.

Customer Concentrations

The Company has a concentration of customers. For the three months ended March 31, 2024, two customers individually accounted for $5,688,064 and $478,248, or approximately 67% and 6% of our revenues, respectively.

For the three months ended March 31, 2025, two customers individually accounted for $3,569,600 and $590,418, or approximately 49% and 8% of our revenues, respectively.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 5 – INVENTORIES

Inventories consisted of the following as of:

	March 31,	December 31,
	2025	2024
Processed and unprocessed scrap metal	$4,555,050	$2,889,682
Finished products	-	-
Inventories	$4,555,050	$2,889,682

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

Property and equipment as of March 31, 2025 and December 31, 2024 is summarized as follows:

	March 31,	December 31,
	2025	2024
Machinery & Equipment	$18,467,954	$18,467,955
Furniture & Fixtures	6,128	6,128
Vehicles	21,135,617	20,679,716
Leaseholder Improvement	2,036,384	1,886,384
Land	3,641,579	3,641,579
Buildings	724,170	724,170
Subtotal	46,011,832	45,405,932
Less accumulated depreciation	(8,309,295)	(7,974,269)
Property and equipment, net	$37,702,537	$37,431,663

Depreciation expense for the three months ended March 31, 2025 and 2024 was $1,379,618 and $899,190, respectively.

During the three months ended March 31, 2025, the Company settled $2,344,000 in non-convertible notes payable via the disposal of property and equipment and purchased $3,896,457 in new property and equipment via the issuance of non-convertible notes payable. The Company also recognized a gain on disposal of assets of $39,535 and received cash of $152,000 on the sale of property and equipment.

NOTE 7 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	March 31, 2025			Remaining
	Gross carrying	Accumulated	Carrying	estimated
	amount	amortization	value	useful life
Intellectual Property	$3,036,000	$(2,125,200)	$910,800	1.75 years
Customer List	2,239,000	(783,650)	1,455,350	6.75 years
Licenses	21,274,000	(7,445,900)	13,828,100	6.75 years
Total intangible assets, net	$26,549,000	$(10,354,750)	$16,194,250

	December 31, 2024			Remaining
	Gross carrying	Accumulated	Carrying	estimated
	amount	amortization	value	useful life
Intellectual Property	$3,036,000	$(1,973,400)	$1,062,600	2 years
Customer List	2,239,000	(727,675)	1,511,325	7 years
Licenses	21,274,000	(6,914,050)	14,359,950	7 years
Total intangible assets, net	$26,549,000	$(9,615,125)	$16,933,875

There were no intangible assets acquired during the three months ended March 31, 2025 and 2024.

Amortization expense for intangible assets was $739,625 for the three months ended March 31, 2025 and 2024. Total estimated amortization expense for our intangible assets for the years 2025 through 2028 is as follows:

Year ended December 31,
2025 (remaining)	$2,218,875
2026	2,806,700
2027	2,351,300
2028	2,351,300
Thereafter	6,466,075

NOTE 8 – ADVANCES AND NON-CONVERTIBLE NOTES PAYABLE

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

The remaining advances were for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of March 31, 2025 and December 31, 2024, the Company owed $85,000 and $85,000 for Simple Agreements for Future Tokens, respectively.

Non-Convertible Notes Payable

On April 11, 2022, the Company entered into a vehicle financing agreement with GM Financial for the purchase of a vehicle for use by the Company’s Chief Executive Officer in the principal amount of $74,186. GM Financial financed $65,000 of the purchase price of the vehicle and the Company was required to make a $10,000 down payment. There was a $2,400 rebate applied to the purchase price. The Company is required to make 60 monthly payments of $1,236. During the three months ended March 31, 2025 and 2024, the Company made $8,518 and $5,679 in payments towards the financing agreement, respectively. There was amortization of debt discount of $4,215 and $447 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the financing agreement had a balance of $762 and $4,975, net an unamortized debt discount of $0 and $4,306, respectively.

On April 21, 2022, the Company entered into a secured promissory note in the principal amount of $964,470 for the financing and installation of a piece of equipment in the amount $750,000. The Company is required to make monthly payments in the amount $6,665 through October 2022 and monthly payments of $19,260 until October 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on October 21, 2026. During the three months ended March 31, 2025 and 2024, the Company made $77,979 and $31,192 in payments towards the note, respectively. There was amortization of debt discount of $25,876 and $9,508 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the note had a balance of $258,373 and $310,476 net an unamortized debt discount of $23,932 and $49,802, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $4,334 and $4,564 during the three months ended March 31, 2025 and 2024, respectively. The Company made interest payments of $0 and $8,865 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the note had a principal balance of $556,989 and $561,324 and accrued interest of $11,827 and $2,999, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $4,334 and $4,564 during the three months ended March 31, 2025 and 2024, respectively. The Company made interest payments of $0 and $8,865 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the note had a principal balance of $556,989 and $561,324 and accrued interest of $11,827 and $2,999, respectively.

On September 14, 2022, the Company entered into a secured promissory note in the principal amount of $2,980,692 for a purchase price of $2,505,000. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount $82,797 through September 2025. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on September 14, 2025. There was amortization of debt discount of $88,914 and $25,048 during the three months ended March 31, 2025 and 2024, respectively. There were payments of $343,259 and $135,197 towards the note during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the note had a balance of $321,271 and $575,616 net an unamortized debt discount of $(30,434) and $59,478, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,539,630 for a purchase price of $1,078,502. The note is secured by certain assets of the Company. A non-cash adjustment of $439,500 was recorded on disposal of assets. The Company is required to make monthly payments in the amount of $10,410 through March 2023 and then monthly payments in the amount of $20,950 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $34,204 and $16,939 during the three months ended March 31, 2025 and 2024, respectively. There were payments of $62,307 and $33,978 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024 the note had a balance of $213,071 and $680,674 net an unamortized debt discount of $213,695 and $247,897, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,560,090 for a purchase price of $1,092,910. $586,000 of this balance was settled against the disposal of property and equipment. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,630 through March 2023 and then monthly payments in the amount of $21,225 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $31,932 and $17,187 during the three months ended March 31, 2025 and 2024, respectively. There were payments of $55,876 and $34,424 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024 the note had a balance of $79,669 and $689,613 net an unamortized debt discount of $217,811 and $249,740, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,597,860 for a purchase price of $1,119,334. The note is secured by certain assets of the Company. A non-cash adjustment of $439,500 was recorded on disposal of assets. The Company is required to make monthly payments in the amount of $10,860 through March 2023 and then monthly payments in the amount of $21,740 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $35,814 and $17,520 during the three months ended March 31, 2025 and 2024, respectively. There were payments of $65,510 and $35,460 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the note had a balance of $237,145 and $706,341 net an unamortized debt discount of $220,022 and $255,835, respectively.

On December 15, 2022, the Company entered into a secured promissory note in the principal amount of $1,557,435 for a purchase price of $1,093,380. The note is secured by certain assets of the Company. A non-cash adjustment of $439,000 was recorded on disposal of assets. The Company is required to make monthly payments in the amount of $10,585 through March 2023 and then monthly payments in the amount of $21,190 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 15, 2029. There was amortization of debt discount of $15,559 and $16,916 during the three months ended March 31, 2025 and 2024, respectively. There were payments of $45,972 and $34,341 during the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025 and December 31, 2024, the note had a balance of $218,535 and $687,948 net an unamortized debt discount of $234,543 and $250,101, respectively.

On January 10, 2023, the Company entered into a secured promissory note in the principal amount of $1,245,018 for a purchase price of $1,021,500. The note is secured by certain assets of the Company. There were cash proceeds of $1,000,000. The Company is required to make monthly payments in the amount of $10,365 through March 2023 and then monthly payments in the amount of $34,008 through March 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 10, 2026. There was amortization of debt discount of $14,400 and $16,261 during the three months ended March 31, 2025 and 2024, respectively. There were payments of $110,718 and $55,146 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the note had a balance of $285,585 and $381,903 net an unamortized debt discount of $64,020 and $78,419, respectively.

On January 12, 2023, the Company entered into a secured promissory note in the principal amount of $1,185,810 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment, as well as a non-cash adjustment of $289,033 on disposal of assets. The Company is required to make monthly payments in the amount of $8,030 through April 2023 and then monthly payments in the amount of $16,135 through April 2028. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on April 12, 2028. There was amortization of debt discount of $13,853 and $16,172 during the three months ended March 31, 2025 and 2024, respectively. There were payments of $37,622 and $13,078 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the note had a balance of $219,069 and $531,871 net an unamortized debt discount of $196,171 and $185,515, respectively.

On February 23, 2023, the Company entered into a secured promissory note in the principal amount of $822,040 for a purchase price of $628,353. The note is secured by certain assets of the Company. There were non-cash proceeds of $628,253 used to purchase equipment. The Company is required to make monthly payments in the amount of $6,370 through June 2023 and then monthly payments in the amount of $16,595 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 23, 2027. There was amortization of debt discount of $38,694 and $772 during three months ended March 31, 2025 and 2024, respectively. There were payments of $97,011 and $13,078 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the note had a balance of $441,431 and $346,227 net an unamortized debt discount of $248,584 and $54,034, respectively.

On February 24, 2023, the Company entered into a secured promissory note in the principal amount of $1,186,580 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment. The Company is required to make monthly payments in the amount of $9,185 through June 2023 and then monthly payments in the amount of $23,955 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 24, 2027. There were additional fees incurred of $8,733 and $21,380 during the years ended December 31, 2024 and 2023, respectively. There was amortization of debt discount of $(26,806) and $21,548 during the three months ended March 31, 2025 and 2024, respectively. There were payments of $67,209 and $26,884 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the note had a balance of $305,824 and $494,748 net an unamortized debt discount of $(80,839) and $292,226, respectively.

On April 12, 2023, the Company entered into a secured promissory note in the principal amount of $317,415 for a purchase price of $219,676. The note is secured by certain assets of the Company. There were non-cash proceeds of $219,676 used to purchase equipment. The Company is required to make monthly payments in the amount of $2,245 through August 2023 and then monthly payments in the amount of $4,315 through July 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on July 12, 2029. There were payments of $61,249 and $3,466 during the three months ended March 31, 2025 and 2024, respectively and $150,466 and $0 of this balance, respectively, was settled against the disposal of property and equipment. There was amortization of debt discount of $66,161 and $3,137 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the note had a balance of $0 and $145,554 net an unamortized debt discount of $0 and $66,158, respectively.

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

On December 2, 2024, the Company entered into a secured promissory note with an entity controlled by the Company’s Chief Executive Officer in the principal amount of $11,699,916. The note was for the purchase of certain land and permits from an entity controlled by the Company’s Chief Executive Officer and is secured by such property. There were non-cash proceeds of $11,699,916 used to purchase the land and equipment. The note matures on March 31, 2025 and accrues interest at 10% per annum. The note requires monthly payments of $2,983,309, however in the event such payment would result in the Company having less than $3 million cash on hand, such payment is delayed without penalty until the following month and the maturity date of the note extended. There was amortization of debt discount of $0 during the three months ended March 31, 2025 and 2024. The Company made payments of $2,300,000 towards the principal of the note during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, the note had a principal balance and accrued interest of $5,391,859 and $7,691,859, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,373,040 for a purchase price of $1,026,844. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $19,070. The note matures on February 3, 2031. There was amortization of debt discount of $18,420 and $0 during the three months ended March 31, 2025 and 2024, respectively. There were payments of $58,210 and $0 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the note had a balance of $991,548 and $0 net of an unamortized debt discount of $327,776 and $0, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,000,107 for a purchase price of $769,383. The note is secured by certain assets of the Company. There were non-cash proceeds of $29,853 used to purchase equipment. The Company is required to make monthly payments in the amount of $14,305. The note matures on February 3, 2031. There was amortization of debt discount of $42,915 and $0 during the three months ended March 31, 2025 and 2024, respectively. There were payments of $42,915 and $0 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the note had a balance of $740,530 and $0 net of an unamortized debt discount of $216,662 and $0, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,517,127 for a purchase price of $1,167,350. The note is secured by certain assets of the Company. There were non-cash proceeds of $45,273 used to purchase equipment. The Company is required to make monthly payments in the amount of $21,700. The note matures on February 3, 2031. There was amortization of debt discount of $58,880 and $0 during the three months ended March 31, 2025 and 2024, respectively. There were payments of $66,100 and $0 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the note had a balance of $1,115,777 and $0 net of an unamortized debt discount of $335,250 and $0, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,213,693 for a purchase price of $898,653. The note is secured by certain assets of the Company. There were non-cash proceeds of $36,227 used to purchase equipment. The Company is required to make monthly payments in the amount of $17,360. The note matures on February 3, 2031. There was amortization of debt discount of $47,556 and $0 during the three months ended March 31, 2025 and 2024, respectively. There were payments of $52,080 and $0 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the note had a balance of $894,129 and $0 net of an unamortized debt discount of $267,484 and $0, respectively.

The following table details the current and long-term principal due under non-convertible notes as of March 31, 2025.

	Principal	Principal
	(Current)	(Long Term)
GM Financial (Issued April 11, 2022)	$762	$-
Non-Convertible Note (Issued March 8, 2019)	-	5,000
Deed of Trust Note (Issued September 1, 2022)	53,712	503,277
Deed of Trust Note (Issued September 1, 2022)	53,712	503,277
Equipment Finance Note (Issued April 21, 2022)	231,120	51,185
Equipment Finance Note (Issued September 14, 2022)	290,836	-
Equipment Finance Note (Issued November 28, 2022)	251,400	175,366
Equipment Finance Note (Issued November 28, 2022)	254,700	42,780
Equipment Finance Note (Issued November 28, 2022)	260,880	196,287
Equipment Finance Note (Issued December 15, 2022)	254,280	198,798
Equipment Finance Note (Issued January 10, 2023)	124,380	225,225
Equipment Finance Note (Issued January 12, 2023)	96,360	318,880
Equipment Finance Note (Issued February 24, 2023)	224,985	-
Equipment Finance Note (Issued February 23, 2023)	199,140	490,875
Equipment Finance Note (Issued April 12, 2023)	-	-
Equipment Finance Note (Issued February 3, 2025)	228,840	1,085,990
Equipment Finance Note (Issued February 3, 2025)	171,660	785,532
Equipment Finance Note (Issued February 3, 2025)	260,400	1,190,627
Equipment Finance Note (Issued February 3, 2025)	208,320	953,293
SAFTs	-	85,000
DWM Property Note	5,391,859	-
Debt Discount	(821,175)	(1,629,009)
Total Principal of Non-Convertible Notes	$7,736,179	$5,182,384

Total principal payments due on non-convertible notes for 2025 through 2028 and thereafter is as follows:

Year ended December 31,
2025	$7,885,730
2026	2,374,710
2027	1,405,239
2028	1,222,944
Thereafter	2,480,115

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2025 and December 31, 2024, the Company owed accounts payable and accrued expenses of $5,421,674 and $5,893,351, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	March 31,	December 31,
	2025	2024
Accounts Payable	$1,738,857	$2,364,398
Credit Cards	24,705	25,118
Accrued Interest	2,576,966	2,439,466
Accrued Expenses	1,081,146	1,064,369
Total Accounts Payable and Accrued Expenses	$5,421,674	$5,893,351

NOTE 10 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. As of March 31, 2025 and December 31, 2024, the Company owed payroll tax liabilities, including penalties, of $3,946,410 and $3,946,410 respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

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

As previously reported on September 13, 2024, the Company received written notice (the “Notice”) from The Nasdaq Listing Qualification Department (“Nasdaq”) notifying the Company that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. The Notice indicated that the Company has 180 calendar days, or until March 12, 2025, to regain compliance with the Minimum Bid Price Requirement.

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

On September 9, 2025, The Company received formal notice from the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC that the Company had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2).

On May 23, 2025, the Company received a notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC regarding the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (the “Q1 Form 10-Q”) with the U.S. Securities and Exchange Commission. The Company previously submitted a plan to Nasdaq to regain compliance with respect to the delinquent Q1 Form 10-Q, and Nasdaq granted the Company an exception until August 22, 2025, to evidence compliance with Nasdaq Listing Rule 5250(c)(1).

On August 22, 2025, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025. The Staff informed the Company that is has until September 8, 2025 to submit an updated plan to regain compliance with the Rule. On September 5, 2025, the Company submitted its revised plan to Nasdaq to regain compliance, and Nasdaq accepted its plan to evidence compliance by 180 calendar days from the Q1 Form 10-Q’s due date, or until November 17, 2025.

NOTE 12 – LEASES

Property Leases (Operating Leases)

The Company leases its facilities and certain automobiles under operating leases which expire on various dates through 2028. The Company determines if an arrangement is a lease at inception and whether it is a finance or operating leases. Right of Use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any fixed lease payments, including in-substance fixed lease payments and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease term is determined at lease commencement and includes any non-cancellable period for which the Company has the right to use the underlying asset, together with any options to extend that the Company is reasonably certain to exercise.

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

ROU assets and liabilities consist of the following:

	March 31,	December 31,
	2025	2024

ROU assets – related party	$-	$-
ROU assets	968,066	1,048,070
Total ROU assets	$968,066	$1,048,070

Current portion of lease liabilities – related party	$-	$-
Current portion of lease liabilities	341,246	331,545
Long term lease liabilities, net of current portion	702,355	773,820
Total lease liabilities	$1,043,601	$1,105,365

Aggregate minimum future commitments under non-cancelable operating leases and other obligations at December 31, 2024 were as follows:

Year ended December 31,
2025	$257,922
2026	336,476
2027	312,448
2028	307,500
2029	77,250
Total Minimum Lease Payments	$1,291,596
Less: Imputed Interest	$247,995
Present Value of Lease Payments	$1,043,601
Less: Current Portion	$-341,246
Long Term Portion	$702,355

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2024. Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the three months ended March 31, 2025 and 2024 was $176,258 and $279,419, respectively. At March 31, 2024, the leases had a weighted average remaining lease term of 3.8 years and a weighted average discount rate of 10%.

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

As of March 31, 2025, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2025 and December 31, 2024:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$-	$-	$-	$-

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$-	$-	$-	$-

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2025 and the year ended December 31, 2024:

Balance, December 31, 2023	$-
Establishment of derivative liability upon authorized share shortfall	64,951,789
Gain on change in fair value of derivative liability	(48,314,949)
Settlement of derivative liability upon correction of authorized share shortfall	(16,636,840)
Mark to market to December 31, 2024	-
Balance, December 31, 2024	$-
Mark to market to March 31, 2025	-
Balance, March 31, 2025	$-

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

Series D

On March 29, 2024, the Company authorized the issuance of 1,000 shares of Series D Preferred Stock, par value $0.001 per share (the “Series D”). The Series D has a $10,000 stated value per share. The Series D is convertible into the Company’s common stock at $3,366 per share, subject to adjustment as set forth therein, except the Preferred Stock is not convertible until such time as the currently outstanding senior secured indebtedness of the Company has been satisfied in full. In addition, the Company has the right to redeem the Series D in cash or shares of its Common Stock.

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

As of March 31, 2025, there were 0 shares of Series D issued and outstanding.

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

As of March 31, 2025, there were 450,000 shares of Series A-1 Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 1,200,000,000 shares of common stock, par value $0.001 per share.

During the year ended December 31, 2024, the Company issued 74,084 shares of common stock pursuant to purchase agreements for cash proceeds of $40,369,115, net of legal fees and commissions of $2,071,451.

During the year ended December 31, 2024, the Company issued 987 shares pursuant to the exercise of warrants for cash proceeds of $2,834,741, net of legal fees $139,955. The Company issued extra shares with a value of $52,183.

During the year ended December 31, 2024, the Company issued 107,337 shares pursuant to the cashless exercise of warrants.

During the year ended December 31, 2024, the Company issued 1,415 shares as an adjustment to round-up fractional shares for the reverse-split.

During the year ended December 31, 2024, the Company issued 12,121 shares for the exchange of Series D Preferred Stock.

During the year ended December 31, 2024, the Company issued 3,749 shares for the exchange and retirement of a related-party debt note in the principal amount of $7,218,350.

During the year ended December 31, 2024, the Company issued 26,208 shares of common stock for the conversion of debt in the principal amount of $16,502,917 with a fair value of $37,953,304. The Company realized a $14,213,480 loss from the conversion premiums on the conversion of the notes.

During the year ended December 31, 2024, the Company issued 13,939 with a value of $761,124, of which $761,124 vested and services were performed during the year ended December 31, 2024 and $76,875 vested and services will be performed in 2025.

During the three months ended March 31, 2025, the Company issued 3,427 shares of common stock for services rendered.

During the three months ended March 31, 2025, the Company issued 55,066 shares of common stock pursuant to the cashless exercise of warrants.

During the three months ended March 31, 2025, the Company issued 224,039 shares of common stock and warrants pursuant to purchase agreements for total cash proceeds of approximately $11,041,070, gross of offering costs. Additionally 36,364 were held in abeyance at the agreement of the shareholder, and a liability of $1,334,800 was recorded as a stock subscription payable on the Company’s condensed consolidated balance sheet. These shares were subsequently issued during second quarter of 2025.

As of March 31, 2025 and December 31, 2024 there were 519,723 and 237,191 shares of common stock issued and outstanding, respectively.

Additional Paid in Capital

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

On May 16, 2024 as a result of the issuance of additional warrants under the security purchase agreements, the Company no longer had sufficient authorized shares in the event that all potentially dilutive instruments were exercised. The Company accounted for the warrants affected under a sequencing approach as a derivative liability under ASC 815 due to the lack of net share settlement. The Company debited additional paid in capital $64,951,789 to establish the derivative liability. Upon the Company enacting the Reverse Stock Split on May 31, 2024, the authorized share shortfall was alleviated and the Company credited additional paid in capital $16,636,840, after the reclassification into equity. See Note 18 for further details

During the three months ended March 31, 2025, the Company credited additional paid-in capital approximately $9.1 million related to the issuance of common stock and warrants pursuant to purchase agreements for cash, net of offering costs.

During the three months ended March 31, 2025, the Company recorded a deemed dividend of approximately $3.0 million in additional paid-in capital for the reduction in the exercise price of certain outstanding warrants.

During the three months ended March 31, 2025, the Company recognized $99,997 in additional paid-in capital for common stock issued for services rendered.

During the three months ended March 31, 2025, the Company recognized $55 in additional paid-in capital for common stock issued pursuant to the cashless exercise of warrants.

NOTE 16 – WARRANTS

During the year ended December 31, 2024, the Company entered into warrant exercise inducement offer letters with the holders of its existing warrants, pursuant to which it issued 972 shares of common stock and recorded an additional 15 shares to be issued for cash proceeds of $2,834,632, payment of legal fees $139,955, and were issued new warrants to purchase 1,669 shares of common stock at an exercise price of $3,366 per share. On March 18, 2024, the Company realized a deemed dividend of $1,444,324 for a deemed dividend for the reduction in the exercise price. On March 18, 2024, the Company realized an expense for the issuance of new warrants for the inducement of $3,029,927.

During the year ended December 31, 2024, the Company issued 840 warrants to purchase common stock to its financial advisor, for which it recognized an expense of $3,004,909 for the fair value of the warrants.

During the year ended December 31, 2024, and prior to the Reverse Stock Split, the Company issued 29,891 warrants to purchase common stock in connection with the security purchase agreements described above. The warrants have a term of 5 years and were granted with exercise prices between $3,300 and $4,950.

As a result of the Reverse Stock Split on May 31, 2024, the Company issued 166,095 additional warrants to purchase shares of common stock pursuant to the reverse-split price protection clauses contained within the warrants, sucGreeh that the exercise price of the warrant would be reset to the volume weighted average price following a reverse-split and the number of shares issuable under the warrant would also increase. ..

During the year ended December 31, 2024, 143,115 warrants were exercised on a cashless basis for 107,337 shares of common stock.

During the three months ended March 31, 2025, the Company entered into exchange agreements with holders of 50,445 warrants whereby the Company and the warrant holders agreed to exchange the warrants for shares of common stock equivalent to 96% of the shares of common stock issuable upon exercise of the warrants, or 48,435 shares of common stock. Concurrently, the Company and the holders of 38,868 warrants issued on or about March 18, 2024, April 22, 2024, and May 16, 2024, agreed to amend these warrants to reduce the exercise price from $2.91 to $1.50 per share, increase the number of shares issuable upon exercise by 250%, and remove certain adjustment provisions in the event of certain dilutive issuances or share combinations. As a result of this amendment, an additional 58,293 warrants were issued.

During the three months ended March 31, 2025, an additional 8,843 warrants were cashlessly exercised into 6,639 shares of common stock.

On January 10, 2025, 68,581 warrants were exercised into 68,581 shares of common stock at an exercise price of $58.30 per share.

On February 10, 2025, 155,451 warrants were exercised into 155,451 shares of common stock at an exercise price of $36.30 per share.

A summary of the warrant activity for the three months ended March 31, 2025 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2024	104,319	$323.40	4.40	$-
Exercisable at December 31, 2024	104,319	$323.40	4.40	$-
Granted	282,339	$43.34
Exercised	(283,339)	$43.34
Cancelled/Exchanged	-	-
Outstanding at March 31, 2025	103,319	$165.24	4.11	$-
Exercisable at March 31, 2025	103,319	$165.24	4.11	$-

Exercise	Warrants	Weighted Avg.	Warrants
Price	Outstanding	Remaining Life	Exercisable
$165.00	103,158	4.12	103,158
320.10	161	1.92	161
	103,319	4.11	103,319

The aggregate intrinsic value of outstanding stock warrants was $0 based on warrants with an exercise price less than the Company’s stock price of $77.33 as of March 31, 2025 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 17 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), our 2021 Equity Incentive Plan in September 2021 (“2021 Plan”), our 2022 Equity Incentive Plan in November 2022, our 2023 Equity Incentive Plan in October 2023 (“2023 Plan”), and our 2024 Equity Incentive Plan in May 2024 (“2024 Plan”, and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2017 Plan, 2018 Plan, 2021 Plan, 2022 Plan, and 2023 Plan, the “Plans”). The Plans are identical, except for the number of shares reserved for issuance under each. In July 2024, shareholders amended our 2024 Plan to increase the number of shares reserved for issuance thereunder by 27,091 to a total of 27,273 shares. As of March 31, 2025, the Company had granted an aggregate of 13,969 securities under the Plans since inception, with 13,387 shares available for future issuances.

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

There were no options issued during the three months ended March 31, 2025.

A summary of the stock option activity for the three months ended March 31, 2025 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2024	220	$2,723,710	2.47	$-
Exercisable at December 31, 2024	220	$2,723,710	2.47	$-
Granted
Exercised
Forfeiture/Cancelled	(14)	$2,475,000
Outstanding at March 31, 2025	206	$3,723,473	1.74	$-
Exercisable at March 31, 2025	206	$3,723,473	1.74	$-

Exercise	Number of	Remaining	Number of
Price	Options	Life In Years	Options Exercisable
$378,500 – 1,237,500	22	3.35	22
$1,237,501 – 2,475,000	9	2.45	9
$2,475,001 – 3,712,500	35	1.38	35
$3,712,501 – 4,950,000	112	1.53	112
$4,950,001 – 5,296,500	28	1.55	28

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $77.30 as of March 31, 2025, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the three months ended March 31, 2025 and 2024 was $0 and $0, respectively. Unrecognized compensation expense was $0 as of March 31, 2025.

NOTE 18 – RELATED PARTY TRANSACTIONS

Agreements with Danny Meeks and Affiliates of Danny Meeks

Related-Party Hauling, Mechanic, Equipment Rental, and Miscellaneous Services

During the three months ended March 31, 2025 and 2024, the Company provided $206,584 and $64,082 in hauling services to an entity controlled by the Company’s Chief Executive Officer, respectively.

During the three months ended March 31, 2025 and 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $223,174 and $342,319 for hauling services rendered to the Company, respectively.

During the three months ended March 31, 2025 and 2024, the Company paid entities controlled by the Company’s Chief Executive Officer $0 and $106,621 for scrap metal provided to the Company, respectively.

NOTE 19 – SEGMENT REPORTING

Greenwave is organized into three operating segments based on our differentiated products – Scrap Metal Recycling, Hauling, and Other (primarily comprised of rental income).

We have one reportable geographic segment: the United States of America as all of our scrap metal is sourced domestically.

Our Chief Operating Decision Maker (“CODM”), Danny Meeks, Chairman and CEO, evaluates performance on both an operating segment basis and a consolidated basis, primarily using revenues, gross profit, and operating cash flows. These measures are used by the CODM, management, investors, lenders, and other external users of our financial statements to assess our operating performance and to compare results to other companies in the metal recycling industry. Our CODM utilizes segment profit and loss in assessing segment performance and in allocating resources among our operations.

Operating expenses, including selling, general and administrative expenses, depreciation and amortization, and other operating costs, are managed centrally and are not allocated to individual operating segments. These expenses are not included in the information regularly provided to or reviewed by the CODM when evaluating segment performance or making resource allocation decisions. As such, consistent with the requirements of ASU 2023-07, we present operating expenses only in the “Total” column and do not disaggregate these expenses by segment.

The following tables provide our results by segment:

	Three Months Ended March 31, 2025
	Scrap Metal
	Recycling	Hauling	Other	Total
Revenues	$4,397,545	$2,912,165	$24,000	$7,333,710
Cost of revenues	(2,126,772)	(1,720,275)	-	(3,847,047)
Gross Profit:	$2,270,773	$1,191,890	$24,000	$3,486,663

Operating Expenses				$(7,368,170)
Other Expenses				(784,232)
Deemed Dividends				(2,999,964)
Net loss available to common shareholders				$(7,665,703)

	Three Months Ended March 31, 2024
	Scrap Metal
	Recycling	Hauling	Other	Total
Revenues	$6,220,385	$2,253,892	$30,500	$8,504,777
Cost of revenues	(4,081,013)	(1,159,503)	-	(5,240,516)
Gross Profit:	$2,139,372	$1,094,389	$30,500	$3,264,261

Operating Expenses				$(6,075,985)
Other Expenses				(5,250,790)
Deemed Dividends				(25,398,264)
Net loss available to common shareholders				$(33,460,778)

NOTE 20 – SUBSEQUENT EVENTS

On September 9, 2025, the Company received formal notice from the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC that the Company had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). As a result, the previously disclosed listing matter has been closed.

As previously disclosed on the Current Report on Form 8-K of the Company, filed on May 30, 2025, the Company received a notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) regarding the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (the “Q1 Form 10-Q”) with the U.S. Securities and Exchange Commission (the “SEC”). The Company previously submitted a plan to Nasdaq to regain compliance with respect to the delinquent Q1 Form 10-Q (the “Plan”), and Nasdaq granted the Company an exception until August 22, 2025, to evidence compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”).

On August 22, 2025, the Company received an additional delinquency notification letter (the “Notice”) from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 (the “Q2 Form 10-Q”, and together with the Q1 Form 10-Q, the “Delinquent Filings”). The Staff informed the Company that is has until September 8, 2025 to submit an updated plan to regain compliance with the Rule. On September 5, 2025, the Company submitted its revised plan to Nasdaq to regain compliance, and Nasdaq accepted its plan to evidence compliance by 180 calendar days from the Q1 Form 10-Q’s due date, or until November 17, 2025.

On August 26, 2025, the Company issued a press release in accordance with Nasdaq Listing Rule 5810(b) announcing that the Company had received the Notice. A copy of the press release is attached hereto as Exhibit 99.1.

On July 10, 2025 and July 14, 2025, the board of directors (the “Board”) of the Company established August 13, 2025 as the date of the Company’s 2025 annual meeting of stockholders (the “2025 Annual Meeting”) and set July 17, 2025 as the record date for determining stockholders who are eligible to receive notice of and vote at the 2025 Annual Meeting.

On August 13, 2025, the Company, held its 2025 annual meeting of stockholders (the “Annual Meeting”), and a quorum for the transaction of business was present in person or represented by proxy. As of July 17, 2025, the record date for the Annual Meeting, 556,086 shares of common stock, par value $0.001 per share of the Company (the “Common Stock”) and 450,000 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”) were issued and outstanding. Holders of Common Stock and Series A-1 Preferred Stock (on an as converted to Common Stock basis) voted as a single class on each matter presented at the Annual Meeting. The holders of Common Stock and Series A-1 Preferred Stock (on an as converted to Common Stock basis) voted on the several proposals, which are described in more detail in our definitive proxy statement filed with the SEC on July 24, 2025.

On May 23, 2025, the Company received a staff determination letter (the “Letter”) from Nasdaq Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that because it has not yet filed its Form 10-Q for the fiscal year ended March 31, 2025 (the “Filing”), Nasdaq has determined that the Company has failed to comply with the filing requirement set forth in Listing Rule 5250(c) (1) (the “Determination”).

As previously reported by the Company, on September 13, 2024, the Company received written notice (the “Notice”) from The Nasdaq Listing Qualification Department (“Nasdaq”) notifying the Company that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. The Notice indicated that the Company has 180 calendar days, or until March 12, 2025, to regain compliance with the Minimum Bid Price Requirement. On March 13, 2025, Nasdaq notified the Company that although the Company has not regained compliance with the Minimum Bid Price Requirement, the Company is eligible to receive an additional 180 calendar day period or until September 8, 2025, to regain compliance with the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(a)(3)(A). On August 13, 2025, the Company’s shareholders approved at its 2025 annual meeting a proposal granting the Board discretionary authority to effect one or more consolidation of the issued and outstanding shares of common stock of the Company, pursuant to which the shares of common stock would be combined and reclassified into one share of common stock at a ratio within the range from 1-for-2 up to 1-for-150.

On August 20, 2025, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its issued common stock, par value $0.001 per share, in the ratio of 1-for-110 (the “Reverse Stock Split”), which was effective at 5:00 p.m., eastern time, on August 22, 2025. The common stock began trading on a split-adjusted basis at the market open on Monday, August 25, 2025. On September 9, 2025, the Company received formal notice from the staff of the Listing Qualifications Department of Nasdaq that the Company had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). As a result, listing matter was closed.

On April 21, 2025, the Company issued the 36,364 shares that were held in abeyance as of March 31, 2025, and removed the corresponding liability of $1,334,800 that was recorded as a stock subscription payable on the Company’s condensed consolidated balance sheet of March 31, 2025.

Subsequent to March 31, 2025, four shareholders cashlessly exercised 363,213 warrants into 273,429 shares of common stock.

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

Empire is headquartered in Chesapeake, Virginia and employs 150 people as of November 19, 2025.

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

Sources of Unprocessed Metal

Our main sources of unprocessed metal we purchase are end-of-life vehicles, old equipment, appliances and other consumer goods, and scrap metal from construction or manufacturing operations. We acquire this unprocessed metal from a wide base of suppliers including large corporations, industrial manufacturers, retail customers, and government organizations who unload their metal at our facilities or we pick it up and transport it from the supplier’s location. Currently, our operations and main suppliers are located in the Hampton Roads and northeastern North Carolina markets. As of the second quarter of 2023, the Company expanded our operations by opening a metal recycling facility in Cleveland, Ohio.

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

For the Three Months Ended March 31, 2025 and 2024

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Revenue	$7,333,710	$8,504,777	$(1,171,067)	(13.77)%

Gross Profit	3,486,663	3,264,261	222,402	6.81%

Operating Expenses	7,368,170	6,075,985	1,292,185	21.27%

Loss from Operations	(3,881,507)	(2,811,724)	(1,069,783)	(38.05)%

Other Expense	(784,232)	(5,250,790)	4,466,558	(85.06)%

Net Loss Available to Common Stockholders	$(7,665,703)	$(33,460,778)	$25,795,075	(77.09)%

Revenues

For the three months ended March 31, 2025, we generated $7,333,710 in revenues, as compared to $8,504,777 during the same period in 2024, a decrease of $1,171,067. This decrease was primarily due to a decline in metal revenue.

Rental incomes decreased by $6,500 from $30,500, to $24,000, metal revenues fell $1,822,840 from $6,220,385 to $4,397,545, and hauling revenues grew $658,272 from $2,253,892 to $2,912,164, during the three months ended March 31, 2025 as compared to the same period in 2024.

Our cost of revenues decreased to $3,847,047 for the three months ended March 31, 2025 from $5,240,516 during the same period in 2024, a decrease of $1,393,469, primarily due to a decrease in hauling costs.

Our gross profit was $3,486,663 during the three months ended March 31, 2025, an increase of $222,402 from $3,264,261 during the same period in 2024 primarily due to an increase in margins on the Company’s hauling and metal revenue.

Operating Expenses

For the three months ended March 31, 2025 and 2024, our operating expenses were $7,368,170 and $6,075,985 respectively, an increase of $1,292,185. There was an increase in payroll and related expenses of $236,457 as payroll and related expenses were $1,974,485 for the three months ended March 31, 2025 as compared to $1,738,028 for the same period in 2024. Advertising expense increased by $51,025 to $53,399 for the three months ended March 31, 2025 as compared to $2,374 for the same period in 2024. Depreciation of fixed assets, along with amortization of intangible assets, increased by $480,428 to $2,119,243 for the three months ended March 31, 2025 from $1,638,815 in 2024 as a result of the Company acquiring more fixed assets during fiscal year 2024 and first quarter 2025. There were hauling and equipment maintenance costs of $1,273,857 during the three months ended March 31, 2025, as compared to $601,562 in 2024, an increase of $672,295. Consulting, accounting, and legal expenses decreased to $523,563 during the three months ended March 31, 2025 from $612,271 during the same period in 2024, a decrease of $88,708 as a result of the Company having significant corporate activity in 2024. There was a decrease in rent expenses as a result of the Company acquiring the equipment on certain properties, decreasing $227,183 from $443,872 during the three months ended March 31, 2024 to $261,689 during the same period in 2025. There was $100,000 in equity issued for services expense and stock compensation during the three months ended March 31, 2025, as compared to $288,900 and $20,833 respectively during the same period in 2024.

Our other general and administrative expenses increased to $1,246,469 for the three months ended March 31, 2025 from $729,330 for the same period in 2024, an increase of $517,139 as a result of the Company’s growth initiatives.

The change in these expenditures resulted in our total operating expenses increasing to $7,368,170 during the three months ended March 31, 2025 compared to $6,075,985 during the three months ended March 31, 2024, an increase of $1,292,185.

Loss from Operations

Our loss from operations increased by $1,069,783 to $3,881,507 during the three months ended March 31, 2025, from $2,811,724 during the three months ended March 31, 2024 for the same reasons discussed above.

Other Expense

During the three months ended March 31, 2025, our other expenses were $(784,232), as compared to $(5,250,790) for the same period in 2024, a decrease of $4,466,558. There was $0 in gain on settlement of non-convertible notes during the three months ended March 31, 2025, as compared to $24,198. Interest expenses and amortization of debt discount decreased to $(810,853) during the three months ended March 31, 2025 from $(2,194,229) during the three months ended March 31, 2024. Expense for warrants issued for financing decreased to $0 during the three months ended March 31, 2025 from $3,029,927 during the three months ended March 31, 2024. Gain on conversion of convertible notes decreased to $0 from $24,198 during the three months ended March 31, 2024. Other income increased to $26,621 during the three months ended March 31, 2025 from $1,351 during the three months ended March 31, 2024.

Deemed Dividend

During the three months ended March 31, 2025, there was a deemed dividend of $2,999,964 for the reduction of exercise price of warrants, as compared to $1,444,324 during the same period in 2024, a change of $1,555,640.

During the three months ended March 31, 2025, there was a deemed dividend of $0 for the reduction of the conversion price of a debt note, as compared to $23,953,940 during the same period in 2024, a change of $23,953,940.

Net Loss Available to Common Stockholders

Our net loss was $7,665,703 during the three months ended March 31, 2025 as compared to $33,460,778 during the same period in 2024, a reduction of $25,795,075, for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2025 was $4,161,414 as compared to $3,460,823 for the three months ended March 31, 2024. For the three months ended March 31, 2025, the cash flows used in operating activities were driven by a net loss of $4,665,739, amortization of right of use assets of $80,004, depreciation and amortization of $2,119,243, increase in due to related parties of $256,840, decrease in prepaid expenses of $633,136, a decrease of accounts payable and accrued expenses of $705,606, a decrease in operating lease liabilities of $61,764, stock based compensation of $100,000, interest and amortization of debt discount of $810,853, an increase in accounts receivable of $1,023,478, and increases in inventories of $1,665,367. For the three months ended March 31, 2024, the cash flows used in operating activities were driven by a net loss of $8,062,514, amortization of right of use assets (related-party) of $24,980, amortization of right of use assets of $48,935, depreciation and amortization of $1,638,815, decrease of due to related parties of $903,462, decrease of prepaid expenses of $113,261, a decrease of accounts payable and accrued expenses of $1,649,694, a decrease in operating lease liabilities of $25,385, a decrease in operating lease liabilities (related-party) of $39,791, stock based compensation of $309,773, equity issued for warrant inducement of $3,029,927, interest and amortization of debt discount of $2,194,229, gain on the conversion of notes of $24,198, an increase in accounts receivable of $296,832, shares issued for financing of $52,183, and increases in inventories of $199,791.

Net cash used in investing activities was $(58,500) and $0 for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, there was cash used in the purchase of equipment of $210,500 and cash received for the disposal of assets of $152,000.

Net cash provided by financing activities was $7,145,205 during the three months ended March 31, 2025, as compared to $2,627,882 during the three months ended March 31, 2024. During the three months ended March 31, 2025, there were proceeds from sales of common stock and warrants of $9,143,806, cash received for shares still held in abeyance of $1,334,800, bank overdrafts of $227,806, repayment of non-convertible notes of $1,261,207, and repayment of non-convertible notes payable - related party of $2,300,000. During the three months ended March 31, 2024, there were proceeds from warrant exercises, bank overdrafts, factoring advances of $2,574,679, $179,501 and $2,843,950, respectively, while there were repayments of factoring advances, convertible notes, and non-convertible notes of $1,016,389, $1,497,083, and $456,776, respectively.

Capital Resources

As of March 31, 2025, we had cash on hand of $5,501,755. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Required Capital over the Next Fiscal Year

As of March 31, 2025, the Company had cash of $5,501,755 and a working capital deficit (current liabilities in excess of current assets) of $(7,478,957). The accumulated deficit as of March 31, 2025 was $(503,978,049). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

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

Registered Direct Offering and Concurrent Private Placement

On January 13, 2025, the Company entered into a securities purchase agreement with institutional and accredited investors pursuant to which the Company agreed to sell 68,585 shares of its common stock at a price of $58.32 per share, together with accompanying warrants to purchase an equal number of shares of common stock. The gross proceeds from this offering are approximately US$4.0 million before deducting the financial advisor’s fees and other estimated offering expenses. The warrants are exercisable at $58.32 per share and expire five years from the date of the stockholder approval for their issuance. Participating investors agreed to a prohibition on short sales of the Company’s common stock while they hold the warrants. The offering was effected under the Company’s shelf registration statement.

Notice of Delinquency from Nasdaq – Q1 Form 10-Q

On May 23, 2025, the Company received a staff determination letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (Nasdaq) notifying the Company that it had not filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Q1 10-Q”) and therefore was not in compliance with Nasdaq Listing Rule 5250(c)(1). The Company was advised that it had 60 calendar days to submit a plan to regain compliance. If accepted, Nasdaq may grant an exception of up to 180 calendar days from the original filing due date — which would correspond to a compliance deadline of November 17, 2025. The Company intends to submit such plan but there is no assurance the plan will be accepted or that the Company will achieve compliance within the timeframe.

Notice of Additional Delinquency from Nasdaq – Q2 Form 10-Q

On August 22, 2025, the Company received an additional delinquency notification letter from Nasdaq because the Company had failed to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (“Q2 10-Q”), together with the previously delayed Q1 10-Q. The notice states that the Company must submit an updated plan to Nasdaq by September 8, 2025 to regain compliance with Listing Rule 5250(c)(1). If the revised plan is accepted, Nasdaq may grant an exception of up to 180 calendar days from the original filing due date of the Q1 10-Q (i.e., until November 17, 2025). While the notice has no immediate effect on the listing of the Company’s securities (which continue to trade on The Nasdaq Capital Market under the symbol “GWAV”), it underscores the risk of potential delisting if the Company cannot regain compliance.

Resolution of Minimum Bid Price Deficiency

As previously reported by the Company, on September 13, 2024, the Company received written notice (the “Notice”) from The Nasdaq Listing Qualification Department (“Nasdaq”) notifying the Company that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. The Notice indicated that the Company has 180 calendar days, or until March 12, 2025, to regain compliance with the Minimum Bid Price Requirement. On March 13, 2025, Nasdaq notified the Company that although the Company has not regained compliance with the Minimum Bid Price Requirement, the Company is eligible to receive an additional 180 calendar day period or until September 8, 2025, to regain compliance with the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(a)(3)(A). On August 13, 2025, the Company’s shareholders approved at its 2025 annual meeting a proposal granting the Board discretionary authority to effect one or more consolidation of the issued and outstanding shares of common stock of the Company, pursuant to which the shares of common stock would be combined and reclassified into one share of common stock at a ratio within the range from 1-for-2 up to 1-for-150. On August 20, 2025, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its issued common stock, par value $0.001 per share, in the ratio of 1-for-110 (the “Reverse Stock Split”), which was effective at 5:00 p.m., eastern time, on August 22, 2025. The common stock began trading on a split-adjusted basis at the market open on Monday, August 25, 2025. On September 9, 2025, the Company received formal notice from the staff of the Listing Qualifications Department of Nasdaq that the Company had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). As a result, listing matter was closed.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that as of the end of the period covered by this Quarterly Report, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As disclosed in Note 11 - Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters and there have been no material developments with respect to our legal proceedings, except as described in Note 11 - Commitments and Contingencies. The disclosures set forth in Note 11 - Commitments and Contingencies relating to certain legal matters are incorporated herein by reference.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item 1A. Please see the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on April 15, 2025.

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

Isaac Dietrich Termination

On April 12, 2025, we terminated the employment of Isaac Dietrich, our Chief Financial Officer, effective April 12, 2025.

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Quarterly Report:

(1) Financial Statements

See “Index to Consolidated Financial Statements” on Page F-1.

(2) Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

(3) List of Exhibits.

			Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Plan of Reorganization, dated March 18, 2014.	S-1	333-196735	2.1	June 13, 2014
2.2	Agreement and Plan of Merger between MassRoots, Inc., Empire Merger Corp., Empire Services, Inc. and Danny Meeks, as the sole shareholder, dated September 30, 2021	8-K	000-55431	10.1	October 6, 2021
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	8-K/A	000-55431	3.1	June 19, 2018
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation effective September 30, 2021, field with the Secretary of State on September 30, 2021	8-K	000-55431	3.1	October 6, 2021
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-55431	3.1	February 25, 2022
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-55431	3.2	February 25, 2022
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41452	3.1	June 3, 2024

3.6	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock.	8-K	000-55431	3.1	April 2, 2024
3.7	Certificate of Elimination relating to the Series D Preferred Stock, dated May 29, 2024	8-K	001-41452	3.1	June 3, 2024
3.8	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock of Greenwave Technology Solutions, Inc., dated November 13, 2024	8-K	001-41452	3.1	November 18, 2024
3.9	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation filed August 20, 2025	8-K	001-41452	3.1	August 25, 2025
3.10	Amended and Restated Bylaws of the Registrant.	8-K	001-41452	3.1	November 29, 2022
3.11	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant	DEF 14A	001-41452	Appendix A	June 3, 2024
4.1	Form of Common Stock Certificate.	S-1	333-196735	4.1	June 13, 2014
4.2	Description of Registrant’s Securities	10-K	001-41452	4.2	March 31, 2023
4.3	Form of Warrant dated July 2023	8-K	000-55431	4.1	August 3, 2023
4.4	Form of Senior Note dated July 2023	8-K	000-55431	4.2	August 3, 2023
4.5	Form of Secured Promissory Note dated July 31, 2023. Issued to DWM Properties LLC	8-K	000-55431	4.3	August 3, 2023
4.6	Form of Warrant issued to Purchasers, dated August 2023	8-K	000-55431	4.1	August 21, 2023
4.7	Form of Placement Agent Warrant, dated August 2023	8-K	000-55431	4.2	August 21, 2023
4.8	Form of Warrant	8-K	000-55431	4.1	December 6, 2021
4.9	Form of Senior Note	8-K	000-55431	4.2	December 6, 2021
4.10	Form of Inducement Warrant	8-K	001-41452	4.1	March 18, 2024
4.11	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	April 22, 2024
4.12	Form of Financial Advisor Warrant	8-K	001-41452	4.2	April 22, 2024
4.13	Amendment to Senior Secured Convertible Promissory Note, dated as of May 3, 2024, by and among Greenwave Technology Solutions, Inc. and the Holders party thereto.	8-K	001-41452	4.1	May 3, 2024
4.14	Waiver Agreement, dated as of May 9, 2024, by and among Greenwave Technology Solutions, Inc. and the Purchasers party thereto.	8-K	001-41452	4.1	May 9, 2024
4.15	Form of Warrant issued to Purchasers	10-Q	001-41452	4.1	May 20, 2024
4.16	Form of Financial Advisor Warrant	10-Q	001-41452	4.2	May 20, 2024
4.17	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	June 11, 2024
4.18	Form of Placement Agent Warrant	8-K	001-41452	4.2	June 11, 2024
4.19	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	January 13, 2025
4.20	Form of Placement Agent Warrant	8-K	001-41452	4.2	January 13, 2025
4.21	Form of Warrant Amendment entered into with Existing Holders	8-K	001-41452	4.3	January 13, 2025
4.22	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	February 11, 2025
4.23	Form of Placement Agent Warrant	8-K	001-41452	4.2	February 11, 2025
4.24	Promissory Note, dated as of December 2, 2024, issued to DWM Properties LLC	8-K	001-41452	4.1	December 2, 2024

10.1+	2014 Stock Incentive Plan and form of agreements thereunder.	S-1	333-196735	10.12	June 13, 2014
10.2+	2015 Stock Incentive Plan and form of agreements thereunder.	10-K	333-196735	10.12	March 30, 2016
10.3+	2016 Stock Incentive Plan and form of agreements thereunder.	8-K	000-55431	4.1	September 23, 2016
10.4+	2017 Equity Incentive Plan and form of agreements thereunder.	DEF 14C	000-55431	Appendix A	December 9, 2016
10.5+	2018 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix B	May 11, 2018
10.6+	2021 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix C	July 12, 2021
10.7+	2022 Equity Incentive Plan and form of agreements thereunder	DEF 14A	001-41452	Appendix A	October 11, 2022
10.8+	2023 Equity Inventive Plan and form of agreements thereunder	DEF 14A	001-41452	Appendix A	August 31, 2023
10.9+	2024 Equity Inventive Plan and form of agreements thereunder.	DEF 14A	001-41452	Appendix A	April 11, 2024
10.10+	Amendment No. 1 to the 2024 Equity Inventive Plan	DEF 14A	001-41452	Appendix B	June 3, 2024
10.11	Form of Amended and Restated Simple Agreement for Future Tokens.	S-1	333-223038	10.27	February 14, 2018
10.12+	Employment Agreement by and between the Company and Danny Meeks	8-K	000-55431	10.2	October 6, 2021
10.13	Securities Purchase Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.1	December 6, 2021
10.14	Pledge and Security Agreement, dated November 30, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.2	December 6, 2021
10.15	Registration Rights Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.3	December 6, 2021
10.16	Form of Exchange Agreement	8-K/A	000-55431	10.1	April 2, 2024
10.17	Purchase Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.1	August 3, 2023
10.18	Security Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.2	August 3, 2023
10.19	Registration Rights Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.3	August 3, 2023
10.20	Bill of Sale, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and DWM Properties LLC	8-K	000-55431	10.4	August 3, 2023
10.21	Form of Securities Purchase Agreement between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto.	8-K	000-55431	10.1	August 21, 2023
10.22	Form of Inducement Letter	8-K	000-55431	10.1	March 18, 2024
10.23	FormofSecuritiesPurchaseAgreementbetween Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	April 22, 2024
10.24	Form of Exchange Agreement	8-K	001-41452	10.2	April 22, 2024
10.25	Form of Voting Agreement	8-K	001-41452	10.3	April 22, 2024
10.26	Form of Exchange Agreement	8-K	001-41452	10.1	May 16, 2024
10.27	Form of Securities Purchase Agreement between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	10-Q	001-41452	10.1	May 20, 2024
10.28	Form of Securities Purchase Agreement, dated as of June 10, 2024, by and between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	June 11, 2024
10.29	Contract of Sale, dated as of December 2, 2024, by and among, DWM Properties LLC, KPAJ, LLC, OceanaSalvage Properties, L.L.C., as Sellers, and Greenwave Technology Solutions, Inc.	8-K	001-41452	10.1	December 2, 2024
10.30	Form of Securities Purchase Agreement, dated as of January 10, 2025, by and between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	January 13, 2025
10.31	Form of Exchange Agreement, dated as of January 10, 2025, by and between Greenwave Technology Solutions, Inc. and the June Holders signatory thereto	8-K	001-41452	10.2	January 13, 2025
10.32	Form of Voting Agreement, dated as of January 10, 2025, by and between Greenwave Technology Solutions, Inc. and the signatory thereto	8-K	001-41452	10.3	January 13, 2025
10.33	Form of Securities Purchase Agreement, dated as of February 10, 2025, by and between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	February 11, 2025
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
31.1*	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Chief Financial Officer Certification pursuant to Rule 13a- 14(a)/15d-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy	10-K	001-41452	10.54	April 16, 2024

* filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

+ Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Date: November 19, 2025	By:	/s/ Danny Meeks
Danny Meeks, Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Danny Meeks
Danny Meeks, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

