Form 10-Q
period 2025-06-30
Greenwave Technology Solutions, Inc.
filed 2026-02-05
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the period ended June 30, 2025

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

As of February 5, 2026, there were 829,631 shares of the registrant’s common stock issued and outstanding.

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

These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those set forth in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, and our other filings with SEC. These risks and uncertainties include, among other things:

●	Changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions which may adversely affect our operating results, financial condition and cash flows.
●	Changes in the availability or price of inputs such as raw materials and end-of-life vehicles which could reduce our sales.
●	Significant decreases in scrap metal prices which may adversely impact our operating results.
●	Imbalances in supply and demand conditions in the global steel industry which may reduce demand for our products.
●	Impairment of long-lived assets and equity investments which may adversely affect our operating results.
●	Governmental agencies’ refusal to grant or renew our licenses and permits, thus restricting our ability to operate.
●	Compliance with existing and future climate change and greenhouse gas emission laws and regulations which may adversely impact our operating results.
●	Our ineligibility to file short-form registration statements on Form S-3, which may impair our ability to raise capital efficiently.
●	Our failure to satisfy applicable listing standards of the Nasdaq Capital Market resulting in a potential delisting of our common stock.
●	The substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

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

ii

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$5,291,625	$2,576,464
Inventories, net	1,138,232	2,889,682
Accounts receivable, net of allowance for doubtful accounts	2,214,204	1,254,390
Prepaid expenses	1,332,893	921,580
Total current assets	9,976,954	7,642,116

Property and equipment, net	26,983,996	25,596,856
Property and equipment, net - related party	11,057,698	11,834,807
Operating lease right of use assets, net	617,525	1,048,070
Licenses, net	13,296,250	14,359,950
Customer list, net	1,399,375	1,511,325
Intellectual property, net	759,000	1,062,600
Security deposit	31,893	31,893

Total assets	$64,122,691	$63,087,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank overdraft	$47,343	$231,696
Accounts payable and accrued expenses	6,426,500	5,893,351
Accrued payroll and related expenses	3,946,412	3,946,410
Non-convertible notes payable, current portion, net of unamortized debt discount of $315,374 and $633,396, respectively	2,101,647	2,505,360
Related party note payable	5,391,859	7,691,859
Due to related parties	1,323,106	495,354
Operating lease obligations, current portion	272,656	331,545
Total current liabilities	19,509,523	21,095,575

Operating lease obligations, less current portion	346,727	773,820
Non-convertible notes payable, net of unamortized debt discount of $1,799,559 and $1,076,554, respectively	6,316,190	4,263,239
Total liabilities	26,172,440	26,132,634

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series A-1, $0.001 par value, $100,000 stated value, 450,000 and 450,000 shares authorized; 450,000 and 450,000 shares issued and outstanding, respectively	450	450
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 556,087 and 237,191 shares issued and outstanding, respectively	556	237
Additional paid in capital	546,844,893	533,266,642
Accumulated deficit	(508,895,648)	(496,312,346)
Total stockholders’ equity	37,950,251	36,954,983

Total liabilities and stockholders’ equity	$64,122,691	$63,087,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$10,996,282	$7,881,895	$18,329,992	$16,386,672

Cost of Revenues	8,883,117	5,598,040	12,730,164	10,838,556

Gross Profit	2,113,165	2,283,855	5,599,828	5,548,116

Operating Expenses:
Advertising	-	-	53,399	2,374
Payroll and related expenses	2,557,530	1,705,823	4,532,015	3,443,851
Rent, utilities and property maintenance ($48,056 and $584,505; $123,319 and $777,225 to related party, respectively)	247,231	844,260	463,920	1,288,132
Hauling and equipment maintenance	827,027	1,774,273	2,100,884	2,375,835
Depreciation and amortization expense	2,154,969	1,652,232	4,274,212	3,291,047
Stock based compensation for services	-	2,716,008	100,000	3,004,909
Consulting, accounting and legal	176,529	1,621,874	600,092	2,234,145
Loss on disposal of fixed asset	88,723	-	49,188	-
Stock compensation	-	20,833	-	41,666
Other general and administrative expenses	712,551	909,724	1,959,020	1,639,054
Total Operating Expenses	6,764,560	11,245,027	14,132,730	17,321,013

Loss From Operations	(4,651,395)	(8,961,172)	(8,532,902)	(11,772,897)

Other Income (Expense):
Interest expense and amortization of debt discount	(1,336,449)	(2,497,911)	(2,147,302)	(4,692,140)
Other income	349	-	26,970	1,351
Other income - related party	56,100	-	56,100	-
Equity issued for warrant inducement	-	-	-	(3,029,927)
Loss on extinguishment of debt	-	(16,351,827)	-	(16,351,827)
Change in fair value of derivative liabilities	-	48,314,949	-	48,314,949
Loss on conversion of convertible notes	-	(14,237,678)	-	(14,213,480)
Gain on settlement of non-convertible notes payable and advances	1,013,796	1,056,962	1,013,796	1,056,962
Shares issued for financing	-	-	-	(52,182)
Total Other Income (Expense)	(266,204)	16,284,495	(1,050,436)	11,033,706

Net Income (Loss) Before Income Taxes	(4,917,599)	7,323,323	(9,583,338)	(739,191)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Income (Loss)	(4,917,599)	7,323,323	(9,583,338)	(739,191)

Deemed dividend for the reduction of exercise price of warrants	-	(51,130,572)	(2,999,964)	(52,574,896)
Deemed dividend for the reduction of the conversion price of a debt note	-	-	-	(23,953,940)

Net Loss Available to Common Stockholders	$(4,917,599)	$(43,807,249)	$(12,583,302)	$(77,268,027)

Net Loss Per Common Share:
Basic	$(8.98)	$(921.46)	$(25.01)	$(3,186.58)
Diluted	$(8.98)	$(921.46)	$(25.01)	$(3,186.58)

Weighted Average Common Shares Outstanding:
Basic	547,695	47,541	503,110	24,248
Diluted	547,695	47,541	503,110	24,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Preferred Stock		Preferred Stock
	Series D to be Issued		Series A-1		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at December 31, 2024	-	$-	450,000	$450	237,191	$237	$533,266,642	$(496,312,346)	$36,954,983
Common stock and warrants issued for cash, net of fees	-	-	-	-	224,039	224	9,143,582	-	$9,143,806
Common stock issued for cashless exchange of warrants	-	-	-	-	55,066	55	(55)	-	$-
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	-		2,999,964	(2,999,964)	$-
Common stock issued for services rendered	-	-	-	-	3,427	4	99,996		$100,000
Net loss	-	-	-	-				(4,665,739)	$(4,665,739)

Balance at March 31, 2025	-	$-	450,000	$450	519,723	$520	$545,510,129	$(503,978,049)	$41,533,050

Common stock and warrants issued for cash, net of fees	-	-	-	-	36,364	36	1,334,764	-	1,334,800
Net loss	-	-	-	-	-	-	-	(4,917,599)	(4,917,599)

Balance at June 30, 2025	-	$-	450,000	$450	556,087	$556	$546,844,893	$(508,895,648)	$37,950,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Preferred Stock				Common Stock
	Series D to be Issued		Common Stock		to be Issued		Subscription	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	In Capital	Deficit	Total

Balance at December 31, 2023	-	$-	1,028	$1	-	$-	-	$391,412,008	$(395,866,157)	$(4,454,148)
Exchange of non-convertible note into shares of Series D Preferred	1,000	1	-	-	-	-	-	9,999,999	-	$10,000,000
Common stock issued for the conversion of convertible debt notes	-	-	658	1	-	-	-	2,042,541	-	$2,042,542
Common stock issued for the exercise of warrants for cash	-	-	972	1	15	1	(67,923)	2,834,739	-	$2,766,818
Stock based compensation	-	-	-	-	-	-	-	288,900	-	$288,900
Equity issued for warrant inducement	-	-	-	-	-	-	-	3,029,927	-	$3,029,927
Deemed dividend for the reduction of the conversion price of a debt note	-	-	-	-	-	-	-	23,953,940	(23,953,940)	$-
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	-	-	-	1,444,324	(1,444,324)	$-
Net loss	-	-	-	-	-	-	-	-	(8,062,514)	$(8,062,514)

Balance at March 31, 2024	1,000	$1	2,658	$3	15	$1	$(67,923)	$435,006,378	$(429,326,935)	$5,611,525

Exchange of Series D Preferred into Common	(1,000)	$(1)	12,121	$12	-	$-	-	$(11)	$-	$-
Common stock issued for the conversion of convertible debt notes	-	-	25,622	26	-	-	-	35,910,735	-	$35,910,761
Sale of Commons Shares and Warrants for Cash	-	-	74,099	74	(15)	(1)	67,923	40,369,043	-	$40,437,039
Equity Issued for Services	-	-	-	-	-	-	-	2,716,009	-	$2,716,009
Modification of conversion feature on debt	-	-	-	-	-	-	-	12,388,229	-	$12,388,229
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	-	-	-	51,130,572	(51,130,572)	$-
Establishment of derivative liabilities due to authorized share shortfall	-	-	-	-	-	-	-	(64,951,789)	-	$(64,951,789)
Settlement of derivative liabilities upon stock split	-	-	-	-	-	-	-	16,636,840	-	$16,636,840
Rounding for share adjusted in reverse split	-	-	1,415	1	-	-	-	(1)	-	$-
Net income	-	-	-	-	-	-	-	-	7,323,323	$7,323,323
Balance at June 30, 2024	-	$-	115,915	$116	-	$-	$-	$529,206,005	$(473,134,184)	$56,071,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Six Months Ended June 30 ,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,583,338)	$(739,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	4,274,212	3,291,047
Amortization of right of use assets, net - related-party	-	49,960
Amortization of right of use assets, net	430,545	104,935
Interest and amortization of debt discount	2,147,302	4,692,140
Loss on conversion of debt		14,213,480
Loss on disposal of fixed assets	49,188	-
Gain on settlement of non-convertible notes payable and advances	(1,013,796)	(1,056,962)
Stock based compensation for services	100,000	3,004,909
Stock based compensation	-	41,666
Equity issued for warrant inducement	-	3,029,927
Loss on extinguishment	-	16,351,827
Change in fair value of derivative liability	-	(48,314,949)
Changes in operating assets and liabilities:
Due to related party	566,874	(5,652,583)
Inventories	1,751,450	(922,974)
Accounts receivable	(959,813)	(301,210)
Prepaid expenses	(411,312)	(499,079)
Accounts payable and accrued expenses	(267,563)	(1,143,496)
Accrued payroll and related expenses	472,405	(105,131)
Principal payments made on operating lease liability	(485,981)	(129,118)
Net cash used in operating activities	(2,929,827)	(14,084,802)
Cash flows from investing activities:
Purchases of property and equipment	(781,651)	(2,560,135)
Disposal of asset	152,000	-
Net cash used in investing activities	(629,651)	(2,560,135)
Cash flows from financing activities:
Proceeds from warrant exercises	-	2,834,632
Proceeds from sale of common stock and warrants	9,143,806	40,369,116
Cash received for shares in abeyance	1,334,800	-
Repayment of convertible notes	(2,300,000)	(1,497,083)
Bank overdrafts	(184,053)	235,584
Repayment of non-convertible notes payable	(1,719,614)	(1,845,919)
Repayment of non-convertible notes payable – Related party		-
Proceeds from factoring	-	2,843,950
Repayments of factoring	-	(3,538,388)
Net cash provided by financing activities	6,274,939	39,401,892
Net increase in cash	2,715,461	22,756,955
Cash, beginning of year	2,576,464	1,546,159
Cash, end of year	$5,291,925	$24,303,114
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$386,931	$327,339
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend for exercise price reduction of note	$-	$52,574,896
Equipment purchased by issuance of non-convertible notes payable	$6,127,989	$-
Deemed dividend for conversion price reduction of warrants	$2,999,964	$23,953,940
Non-convertible notes settled with disposal of property	$3,302,469	$-
Common shares issued for cashless exchange of warrants	$55	$-
Exchange of notes to Series D Preferred	$-	$10,000,000
Increase in right of use assets and operating lease liabilities	$-	$1,070,298
Common shares issued for exchange of Series D	$-	$1,333,333
Rounding for reverse split	$-	$156
Asset Purchase from DWM Properties	$-	$3,582,181
Asset purchases adjusted from accounts receivable	$-	$137,500
Common shares issued upon conversion of convertible notes and accrued interest	$-	$2,890,818
Legal fees paid out of warrant exercise	$-	$139,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

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

In December 2022, we began offering hauling services to corporate clients. We haul sand, dirt, asphalt, metal, and other materials in a fleet of approximately 40 trucks which we own, manage, and maintain.

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three and six months ended June 30, 2025 and 2024, its cash flows for the six months ended June 30, 2025 and 2024, and its financial position as of June 30, 2025 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2025, the Company had cash of $5,291,625 and a working capital deficit (current liabilities in excess of current assets) of $(9,532,569). The accumulated deficit as of June 30, 2025, was $(508,895,648). For the six months ended June 30, 2025, the Company had a loss from operations of $8,532,902 and cash used in operating activities of $2,929,827. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used in the calculation of stock-based compensation, payroll tax liabilities with interest and penalties, deemed dividends, assumptions used in right-of-use and lease liability calculations, estimated useful life of long-lived assets and finite life tangible assets, and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of June 30, 2025 and December 31, 2024, the uninsured balances amounted to $4,719,167 and $2,363,785, respectively.

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

The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales, the aging of customer receivable balances, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. As of June 30, 2025, and December 31, 2024, the accounts receivable balances amounted to $2,214,204 and $1,254,390, respectively.

Inventories

Although we ship the ferrous and non-ferrous metals we purchase from suppliers multiple times per day, we do maintain inventories. We calculate the value of the inventories on hand, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the cost of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $1,138,232 and $2,889,682, respectively, as of June 30, 2025, and December 31, 2024, respectively. See Note 5 – Inventories.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $0 and $0 for the three months ended June 30, 2025 and 2024, respectively and $53,399 and $2,374 for the six months ended June 30, 2025 and 2024, respectively.

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At June 30, 2025 and December 31, 2024, the Company had accruals reported on the balance sheet as current liabilities of $0 and $0, respectively.

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

Segment Reporting

The Company determines its operating segments in accordance with ASC 280, Segment Reporting, as updated by ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Operating segments are defined as components of the business for which discrete financial information is available and that are regularly reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker (“CODM”), in assessing performance and allocating resources.

The Company has identified three operating segments based on its differentiated products and services: Scrap Metal Recycling, Hauling, and Other (primarily comprised of rental income). The CODM evaluates performance using revenues, gross profit, and operating cash flows on both an operating segment basis and a consolidated basis. Operating expenses, including selling, general and administrative expenses, depreciation and amortization, and other operating costs, are managed centrally and are not allocated to individual operating segments.

The Company has determined that its operating segments exhibit similar economic characteristics and are similar in nature with respect to products and services, production processes, customer types, and methods of distribution. As a result, the Company has aggregated its operating segments into a single reportable segment for financial reporting purposes. The Company operates in one geographic segment, the United States of America.

The Company adopted ASU 2023-07 for the year ended December 31, 2024. Additional information about the Company’s operating segments and related disclosures is provided in Note 19 – Segment Reporting.

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

The computation of basic and diluted income (loss) per share, for the three and six months ended June 30, 2025 and 2024 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30,	June 30,
	2025	2024
Common shares issuable upon conversion of convertible notes	-	-
Options to purchase common shares	206	7
Warrants to purchase common shares	103,319	247,425
Common shares issuable upon conversion of preferred stock	250,239	-
Total potentially dilutive shares	353,764	247,432

On August 20, 2025, the Company completed a 1-for-110 reverse split. Pursuant to GAAP, the Company retrospectively recasted and restated the weighted-average shares included within its consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 and year ended December 31, 2024. The basic and diluted weighted-average common shares are retroactively converted to shares of the Company’s common stock to conform to the recasted consolidated statements of stockholders’ equity.

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

At June 30, 2025, five large customers individually accounted for $557,350, $221,356, $198,614, $195,793, and $190,585, or approximately 25.17%, 10.00%, 8.97%, 8.84%, and 8.61% respectively.

Customer Concentrations

For the three months ended June 30, 2025, three customers individually accounted for $2,907,835, $1,817,648 and $996,500, or approximately 26.45%, 16.53% and 9.06% of our revenues, respectively. For the three months ended June 30, 2024, three customers individually accounted for $4,281,770, $569,466 and $443,232, or approximately 54%, 7% and 6% of our revenues, respectively.

For the six months ended June 30, 2025, two customers individually accounted for $5,387,248 and $3,111,895, or approximately 29.39% and 16.98% of our revenues, respectively. For the six months ended June 30, 2024, two customers individually accounted for $9,969,834 and $1,047,714, or approximately 61% and 6% of our revenues, respectively.

The loss of, or a significant reduction in business from, any of these customers could have a material adverse effect on the Company’s results of operations and cash flows.

Vendor Concentrations

For the three months ended June 30, 2025 and June 30, 2024, no vendors individually accounted for 5% or more of cost of revenues.

For the six months ended June 30, 2025, one vendor individually accounted for $659,842 or approximately 5.18% of cost of revenues. For the six months ended June 30, 2024, no vendors individually accounted for 5% or more of cost of revenues.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 5 – INVENTORIES

Inventories consisted of the following as of:

	June 30,	December 31,
	2025	2024
Processed and unprocessed scrap metal	$1,138,232	$2,889,682
Finished products	-	-
Inventories	$1,138,232	$2,889,682

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

Property and equipment as of June 30, 2025 and December 31, 2024 is summarized as follows:

	June 30,	December 31,
	2025	2024
Machinery & Equipment	$18,943,510	$18,467,955
Furniture & Fixtures	6,128	6,128
Vehicles	21,912,809	20,679,716
Leaseholder Improvement	2,036,384	1,886,384
Land	3,641,579	3,641,579
Buildings	724,170	724,170
Subtotal	47,264,580	45,405,932
Less accumulated depreciation	(9,222,886)	(7,974,269)
Property and equipment, net	$38,041,694	$37,431,663

Depreciation expense for the three months ended June 30, 2025 and 2024 was $1,415,344 and $912,607, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $2,794,962 and $1,811,797 respectively.

During the six months ended June 30, 2025, the Company settled $3,302,469 in non-convertible notes payable via the disposal of property and equipment and purchased $6,126,989 in new property and equipment via the issuance of non-convertible notes payable. The Company also recognized a loss of assets of $49,188 and received cash of $152,000 on the sale of property and equipment.

NOTE 7 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	June 30, 2025			Remaining
	Gross carrying	Accumulated	Carrying	estimated
	amount	amortization	value	useful life
Intellectual Property	$3,036,000	$(2,277,000)	$759,000	1.5 years
Customer List	2,239,000	(839,625)	1,399,375	6.5 years
Licenses	21,274,000	(7,977,750)	13,296,250	6.5 years
Total intangible assets, net	$26,549,000	$(11,094,375)	$15,454,625

	December 31, 2024			Remaining
	Gross carrying	Accumulated	Carrying	estimated
	amount	amortization	value	useful life
Intellectual Property	$3,036,000	$(1,973,400)	$1,062,600	2 years
Customer List	2,239,000	(727,675)	1,511,325	7 years
Licenses	21,274,000	(6,914,050)	14,359,950	7 years
Total intangible assets, net	$26,549,000	$(9,615,125)	$16,933,875

There were no intangible assets acquired during the three or six months ended June 30, 2025 and 2024.

Amortization expense for intangible assets was $739,625 and $739,625 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense for intangible assets was $1,479,250 and $1,479,250 for the six months ended June 30, 2025 and 2024, respectively.

Total estimated amortization expense for our intangible assets for the years 2025 through 2028 is as follows:

Year ended December 31,
2025 (remaining)	$1,479,250
2026	2,806,700
2027	2,351,300
2028	2,351,300
Thereafter	6,466,075

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

Non-Convertible Notes Payable

On April 11, 2022, the Company entered into a vehicle financing agreement with GM Financial for the purchase of a vehicle for use by the Company’s Chief Executive Officer in the principal amount of $74,186. GM Financial financed $65,000 of the purchase price of the vehicle and the Company was required to make a $10,000 down payment. There was a $2,400 rebate applied to the purchase price. The Company is required to make 60 monthly payments of $1,236. During the six months ended June 30, 2025 and 2024, the Company made $9,280 and $14,197 in payments towards the financing agreement, respectively. There was amortization of debt discount of $4,215 and $894 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the financing agreement had a balance of $0 and $4,975, net an unamortized debt discount of $0 and $4,306, respectively.

On April 21, 2022, the Company entered into a secured promissory note in the principal amount of $964,470 for the financing and installation of a piece of equipment in the amount $750,000. The Company is required to make monthly payments in the amount $6,665 through October 2022 and monthly payments of $19,260 until October 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on October 21, 2026. During the six months ended June 30, 2025 and 2024, the Company made $115,481 and $124,767 in payments towards the note, respectively. There was amortization of debt discount of $667 and $19,016 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $231,658 and $310,476 net an unamortized debt discount of $13,145 and $49,802, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $8,668 and $8,906 during the six months ended June 30, 2025 and 2024, respectively. The Company made interest payments of $18,186 and $8,865 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a principal balance of $552,658 and $561,324, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $8,668 and $8,906 during the six months ended June 30, 2025 and 2024, respectively. The Company made interest payments of $18,186 and $8,865 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a principal balance of $552,658 and $561,324, respectively.

On September 14, 2022, the Company entered into a secured promissory note in the principal amount of $2,980,692 for a purchase price of $2,505,000. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount $82,797 through September 2025. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on September 14, 2025. There was amortization of debt discount of $(23,289) and $50,097 during the six months ended June 30, 2025 and 2024, respectively. There were payments of $469,688 and $536,788 towards the note during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $197,435 and $575,616 net an unamortized debt discount of $(23,289) and $59,478, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,539,630 for a purchase price of $1,078,502. The note is secured by certain assets of the Company. A non-cash adjustment of $439,500 was recorded on disposal of assets. The Company is required to make monthly payments in the amount of $10,410 through March 2023 and then monthly payments in the amount of $20,950 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $210,695 and $52,790 during the six months ended June 30, 2025 and 2024, respectively. There were payments of $87,047 and $135,914 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024 the note had a balance of $0 and $680,674 net an unamortized debt discount of $0 and $247,897, respectively. During the six months ended June 30, 2025, an additional non-cash adjustment for $209,443 was recorded on disposal of assets and $192,583 gain on settlement was recorded for early payoff of this note.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,560,090 for a purchase price of $1,092,910. $586,000 of this balance was settled against the disposal of property and equipment. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,630 through March 2023 and then monthly payments in the amount of $21,225 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $254,642 and $78,857 during the six months ended June 30, 2025 and 2024, respectively. There were payments of $79,696 and $137,698 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024 the note had a balance of $0 and $689,613 net an unamortized debt discount of $0 and $249,740, respectively. During the six months ended June 30, 2025, an additional non-cash adjustment for $78,313 was recorded on disposal of assets and a $195,347 gain on settlement was recorded for early payoff on this note.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,597,860 for a purchase price of $1,119,334. The note is secured by certain assets of the Company. A non-cash adjustment of $439,500 was recorded on disposal of assets. The Company is required to make monthly payments in the amount of $10,860 through March 2023 and then monthly payments in the amount of $21,740 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $216,411 and $35,040 during the six months ended June 30, 2025 and 2024, respectively. There were payments of $82,870 and $141,239 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $0 and $706,341 net an unamortized debt discount of $0 and $255,835, respectively. During the six months ended June 30, 2025, an additional non-cash adjustment for $233,107 was recorded on disposal of assets and a $206,700 gain on settlement was recorded for early payoff on this note.

On December 15, 2022, the Company entered into a secured promissory note in the principal amount of $1,557,435 for a purchase price of $1,093,380. The note is secured by certain assets of the Company. A non-cash adjustment of $439,000 was recorded on disposal of assets. The Company is required to make monthly payments in the amount of $10,585 through March 2023 and then monthly payments in the amount of $21,190 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 15, 2029. There was amortization of debt discount of $250,139 and $(36,604) during the six months ended June 30, 2025 and 2024, respectively. There were payments of $51,787 and $137,365 during the six months ended June 30, 2025, and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $0 and $687,948 net an unamortized debt discount of $0 and $250,101, respectively. During the six months ended June 30, 2025, an additional non-cash adjustment for $218,535 was recorded on disposal of assets and a $228,728 gain on settlement was recorded for early payoff on this note.

On January 10, 2023, the Company entered into a secured promissory note in the principal amount of $1,245,018 for a purchase price of $1,021,500. The note is secured by certain assets of the Company. There were cash proceeds of $1,000,000. The Company is required to make monthly payments in the amount of $10,365 through March 2023 and then monthly payments in the amount of $34,008 through March 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 10, 2026. There was amortization of debt discount of $32,186 and $32,522 during the six months ended June 30, 2025 and 2024, respectively. There were payments of $165,863 and $220,583 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $235,992 and $381,903 net an unamortized debt discount of $58,468 and $78,419, respectively.

On January 12, 2023, the Company entered into a secured promissory note in the principal amount of $1,185,810 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment, as well as a non-cash adjustment of $289,033 on disposal of assets. The Company is required to make monthly payments in the amount of $8,030 through April 2023 and then monthly payments in the amount of $16,135 through April 2028. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on April 12, 2028. There was amortization of debt discount of $216,437 and $52,821 during the six months ended June 30, 2025 and 2024, respectively. There were payments of $43,355 and $91,544 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $0 and $531,871 net an unamortized debt discount of $0 and $185,515, respectively. During the six months ended June 30, 2025, an additional non-cash adjustment for $219,069 was recorded on disposal of assets and a $190,438 gain on settlement was recorded for early payoff on this note.

On February 23, 2023, the Company entered into a secured promissory note in the principal amount of $822,040 for a purchase price of $628,353. The note is secured by certain assets of the Company. There were non-cash proceeds of $628,253 used to purchase equipment. The Company is required to make monthly payments in the amount of $6,370 through June 2023 and then monthly payments in the amount of $16,595 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 23, 2027. There was amortization of debt discount of $(20,624) and $1,545 during six months ended June 30, 2025 and 2024, respectively. There were payments of $106,023 and $155,218 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $285,052 and $346,227 net an unamortized debt discount of $(98,911) and $54,034, respectively.

On February 24, 2023, the Company entered into a secured promissory note in the principal amount of $1,186,580 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment. The Company is required to make monthly payments in the amount of $9,185 through June 2023 and then monthly payments in the amount of $23,955 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 24, 2027. There were additional fees incurred of $8,733 and $21,380 during the years ended December 31, 2024 and 2023, respectively. There was amortization of debt discount of $35,958 and $71,713 during the six months ended June 30, 2025 and 2024, respectively. There were payments of $138,199 and $107,536 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $411,447 and $494,748 net an unamortized debt discount of $237,380 and $292,226, respectively.

On April 12, 2023, the Company entered into a secured promissory note in the principal amount of $317,415 for a purchase price of $219,676. The note is secured by certain assets of the Company. There were non-cash proceeds of $219,676 used to purchase equipment. The Company is required to make monthly payments in the amount of $2,245 through August 2023 and then monthly payments in the amount of $4,315 through July 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on July 12, 2029. There were payments of $61,249 and $3,466 during the six months ended June 30, 2025 and 2024, respectively and $150,466 and $0 of this balance, respectively, was settled against the disposal of property and equipment. There was amortization of debt discount of $(58,547) and $3,137 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $0 and $145,554 net an unamortized debt discount of $0 and $66,158, respectively.

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

On December 2, 2024, the Company entered into a secured promissory note with an entity controlled by the Company’s Chief Executive Officer in the principal amount of $11,699,916. The note was for the purchase of certain land and permits from an entity controlled by the Company’s Chief Executive Officer and is secured by such property. There were non-cash proceeds of $11,699,916 used to purchase the land and equipment. The note matures on March 31, 2025 and accrues interest at 10% per annum. The note requires monthly payments of $2,983,309, however in the event such payment would result in the Company having less than $3 million cash on hand, such payment is delayed without penalty until the following month and the maturity date of the note extended. There was amortization of debt discount of $0 during the six months ended June 30, 2025 and 2024. The Company made payments of $2,300,000 towards the principal of the note during the six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, the note had a principal balance and accrued interest of $5,391,859 and $7,691,859, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,373,040 for a purchase price of $1,026,844. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $19,070. The note matures on February 3, 2031. There was amortization of debt discount of $13,930 and $0 during the six months ended June 30, 2025 and 2024, respectively. There were payments of $77,250 and $0 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $965,973 and $0 net of an unamortized debt discount of $329,788 and $0, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,000,107 for a purchase price of $769,383. The note is secured by certain assets of the Company. There were non-cash proceeds of $29,853 used to purchase equipment. The Company is required to make monthly payments in the amount of $14,305. The note matures on February 3, 2031. There was amortization of debt discount of $(19,322) and $0 during the six months ended June 30, 2025 and 2024, respectively. There were payments of $57,220 and $0 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $724,711 and $0 net of an unamortized debt discount of $218,176 and $0, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,517,127 for a purchase price of $1,167,350. The note is secured by certain assets of the Company. There were non-cash proceeds of $45,273 used to purchase equipment. The Company is required to make monthly payments in the amount of $21,700. The note matures on February 3, 2031. There was amortization of debt discount of $(14,584) and $0 during the six months ended June 30, 2025 and 2024, respectively. There were payments of $87,800 and $0 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $1,099,094 and $0 net of an unamortized debt discount of $330,234 and $0, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,213,693 for a purchase price of $898,653. The note is secured by certain assets of the Company. There were non-cash proceeds of $36,227 used to purchase equipment. The Company is required to make monthly payments in the amount of $17,360. The note matures on February 3, 2031. There was amortization of debt discount of $(13,164) and $0 during the six months ended June 30, 2025 and 2024, respectively. There were payments of $69,440 and $0 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $879,457 and $0 net of an unamortized debt discount of $264,796 and $0, respectively.

On May 28, 2025, the Company entered into a secured promissory note in the principal amount of $1,658,880 for a purchase price of $1,240,690. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $23,040. The note matures on May 28, 2031. There was amortization of debt discount of $(22,840) and $0 during the six months ended June 30, 2025 and 2024, respectively. There were payments of $0 and $0 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $1,217,850 and $0 net of an unamortized debt discount of $441,030 and $0, respectively.

On May 28, 2025, the Company entered into a secured promissory note in the principal amount of $1,327,680 for a purchase price of $992,852. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $7,383. The note matures on May 28, 2031. There was amortization of debt discount of $(19,028) and $0 during the six months ended June 30, 2025 and 2024, respectively. There were payments of $0 and $0 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $973,824 and $0 net of an unamortized debt discount of $353,856 and $0, respectively.

The following table details the current and long-term principal due under non-convertible notes as of June 30, 2025.

	Principal	Principal
	(Current)	(Long Term)
GM Financial (Issued April 11, 2022)	$-	$-
Non-Convertible Note (Issued March 8, 2019)	-	5,000
Deed of Trust Note (Issued September 1, 2022)	53,712	498,946
Deed of Trust Note (Issued September 1, 2022)	53,712	498,946
Equipment Finance Note (Issued April 21, 2022)	231,120	13,683
Equipment Finance Note (Issued September 14, 2022)	164,408	-
Equipment Finance Note (Issued November 28, 2022)	-	-
Equipment Finance Note (Issued November 28, 2022)	-	-
Equipment Finance Note (Issued November 28, 2022)	-	-
Equipment Finance Note (Issued December 15, 2022)	-	-
Equipment Finance Note (Issued January 10, 2023)	294,460	-
Equipment Finance Note (Issued January 12, 2023)	-	-
Equipment Finance Note (Issued February 24, 2023)	186,171	-
Equipment Finance Note (Issued February 23, 2023)	199,140	449,687
Equipment Finance Note (Issued April 12, 2023)	-	-
Equipment Finance Note (Issued February 3, 2025)	228,840	1,066,920
Equipment Finance Note (Issued February 3, 2025)	171,660	771,227
Equipment Finance Note (Issued February 3, 2025)	260,400	1,168,927
Equipment Finance Note (Issued February 3, 2025)	208,320	935,933
Equipment Finance Note (Issued May 28, 2025)	276,480	1,051,200
Equipment Finance Note (Issued May 28, 2025)	88,598	1,570,280
SAFTs	-	85,000
DWM Property Note	5,391,859
Debt Discount	(315,374)	(1,799,559)
Total Principal of Non-Convertible Notes	$7,493,506	$6,316,190

Total principal payments due on non-convertible notes for 2025 through 2028 and thereafter is as follows:

Year ended December 31,
2025	$1,359,566
2026	1,841,570
2027	1,540,863
2028	1,492,700
Thereafter	9,689,931

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2025 and December 31, 2024, the Company owed accounts payable and accrued expenses of $6,426,500 and $5,893,351, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	June 30,	December 31,
	2025	2024
Accounts Payable	$2,113,747	$2,364,398
Credit Cards	30,424	25,118
Accrued Interest	2,667,992	2,439,466
Accrued Expenses	1,614,337	1,064,369
Total Accounts Payable and Accrued Expenses	$6,426,500	$5,893,351

NOTE 10 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. As of June 30, 2025 and December 31, 2024, the Company owed payroll tax liabilities, including penalties, of $3,946,412 and $3,946,410 respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

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

On October 25, 2024, Arena Special Opportunities Fund, LP and other related entities (“Arena”) filed a lawsuit in New York State Court (the “Action”). The complaint for the lawsuit alleges, among other things, a purported breach of contract based on an alleged equity conditions failure. The Company believes that the Action lacks merit. The Company has been vigorously defending against it. No trial date is currently scheduled.

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

On May 23, 2025, the Company received a notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC regarding the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (the “Q1 Form 10-Q”) with the SEC. The Company previously submitted a plan to Nasdaq to regain compliance with respect to the delinquent Q1 Form 10-Q, and Nasdaq granted the Company an exception until August 22, 2025, to evidence compliance with Nasdaq Listing Rule 5250(c)(1).

On August 22, 2025, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 (the “Q2 From 10-Q”). The Staff informed the Company that is has until September 8, 2025 to submit an updated plan to regain compliance with Nasdaq Listing Rule 5550(a)(2). On September 5, 2025, the Company submitted its revised plan to Nasdaq to regain compliance, and Nasdaq accepted its plan to evidence compliance by 180 calendar days from the Q1 Form 10-Q, or until November 17, 2025.

On November 18, 2025, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (the “Q3 Form 10-Q”). The letter further stated that upon further review, the Company did not meet the terms of the previous exception granted to the Company and that trading of the Company’s common stock would be suspended at the opening of business on November 28, 2025 and the Company’s securities would be subsequently delisted from Nasdaq unless the Company requested a hearing to appeal Nasdaq’s determination by November 25, 2025. On November 18, 2025, the Company filed the Q1 Form 10-Q with the SEC. On November 21, 2025, the Company formally requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the November 18, 2025 determination (the “Hearing”). The Hearing was held on January 13, 2026. On January 27, 2026, the Panel notified the Company that it granted the Company’s request for continued listing subject to the Company filing the Q2 Form 10-Q on or before February 6, 2026 and filing the Q3 Form 10-Q on or before March 6, 2026.

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

On March 15, 2024, the Company entered into leasing agreements for a scrap yard located at 3030 E 55th Street, Cleveland, OH 44127. Under the terms of the lease, the Company is required to pay $17,000 from March 1, 2024 to February 28, 2025; $23,000 from March 1, 2025 to February 28, 2026; $23,000 from March 1, 2026 to February 28, 2027; $23,000 from March 1, 2027 to February 28, 2028; and increasing by the greater of 3% and the CPI every 12 months thereafter until the expiration of the lease. The lease is for a period of five years, include two options to extend for five years each, and the Company was required to make a security deposit of $17,000. The Company had the option to purchase the property for $3,277,000 until February 28, 2024.

In May 2025, the Company entered into an amendment to the lease agreement that modified the rent payment schedule and added site clean-up and waste management obligations. Under the amended terms, rent was $23,000 for May 2025 (paid), $17,000 per month from June 1, 2025 through December 31, 2025, $18,500 per month from January 1, 2026 through December 31, 2026, and $20,000 per month from January 1, 2027 through February 28, 2028. Beginning January 1, 2026, rent increases to $20,000 per month if the Company does not adhere to certain site clean-up obligations outlined in the amendment. The Company remains responsible for payment of property taxes related to the premises. All other material terms of the lease remain unchanged.

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

ROU assets and liabilities consist of the following:

	June 30,	December 31,
	2025	2024

ROU assets – related party	$-	$-
ROU assets	617,525	1,048,070
Total ROU assets	$617,525	$1,048,070

Current portion of lease liabilities – related party	$-	$-
Current portion of lease liabilities	272,656	331,545
Long term lease liabilities, net of current portion	346,727	773,820
Total lease liabilities	$619,383	$1,105,365

Aggregate minimum future commitments under non-cancelable operating leases and other obligations at June 30, 2025 were as follows:

Year ended December 31,
2025	$135,948
2026	272,476
2027	254,448
2028	40,000
Total Minimum Lease Payments	702,872
Less: Imputed Interest	(83,489)
Present Value of Lease Payments	619,383
Less: Current Portion	(272,656)
Long Term Portion	$346,727

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2024. Rent expense related to these leases is recognized based on the payment amount charged under the lease.

Rent expense for the three months ended June 30, 2025 and 2024 was $176,258 and $736,076, respectively. Rent expense for the six months ended June 30, 2025 and 2024 was $287,119 and $1,015,495, respectively. At June 30, 2025, the leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 10%.

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

As of June 30, 2025, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2025 and December 31, 2024:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$-	$-	$-	$-

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$-	$-	$-	$-

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended June 30, 2025 and the year ended December 31, 2024:

Balance, December 31, 2023	$-
Establishment of derivative liability upon authorized share shortfall	64,951,789
Gain on change in fair value of derivative liability	(48,314,949)
Settlement of derivative liability upon correction of authorized share shortfall	(16,636,840)
Mark to market to December 31, 2024	-
Balance, December 31, 2024	$-
Mark to market to June 30, 2025	-
Balance, June 30, 2025	$-

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

As of June 30, 2025, there were 0 shares of Series D issued and outstanding.

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

As of June 30, 2025, there were 450,000 shares of Series A-1 Preferred Stock issued and outstanding.

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

During the six months ended June 30, 2025, the Company issued 3,427 shares of common stock for services rendered.

During the six months ended June 30, 2025, the Company issued 55,066 shares of common stock pursuant to the cashless exercise of warrants.

During the six months ended June 30, 2025, the Company issued 224,039 shares of common stock and warrants pursuant to purchase agreements for total cash proceeds of approximately $11,041,070, gross of offering costs. Additionally 36,364 were held in abeyance at the agreement of the shareholder, and a liability of $1,334,800 was recorded as a stock subscription payable on the Company’s condensed consolidated balance sheet. These shares were subsequently issued later during the six months ended June 30, 2025.

During the six months ended June 30, 2025, the Company issued 36,364 shares of common stock and warrants pursuant to the stock subscription payable of $1,334,800 recorded as of March 31, 2025.

As of June 30, 2025 and December 31, 2024 there were 556,087 and 237,191 shares of common stock issued and outstanding, respectively.

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

On May 16, 2024 as a result of the issuance of additional warrants under the security purchase agreements, the Company no longer had sufficient authorized shares in the event that all potentially dilutive instruments were exercised. The Company accounted for the warrants affected under a sequencing approach as a derivative liability under ASC 815 due to the lack of net share settlement. The Company debited additional paid in capital $64,951,789 to establish the derivative liability. Upon the Company enacting the Reverse Stock Split on May 31, 2024, the authorized share shortfall was alleviated and the Company credited additional paid in capital $16,636,840, after the reclassification into equity. See Note 18 for further details

During the six months ended June 30, 2025, the Company credited additional paid-in capital approximately $9.1 million related to the issuance of common stock and warrants pursuant to purchase agreements for cash, net of offering costs.

During the six months ended June 30, 2025, the Company recorded a deemed dividend of approximately $3.0 million in additional paid-in capital for the reduction in the exercise price of certain outstanding warrants.

During the six months ended June 30, 2025, the Company recognized $99,997 in additional paid-in capital for common stock issued for services rendered.

During the six months ended June 30, 2025, the Company recognized $55 in additional paid-in capital for common stock issued pursuant to the cashless exercise of warrants.

During the six months ended June 30, 2025, the Company recognized $1,334,764 in additional paid-in capital pursuant to the issuance of stock underlying the to the stock subscription payable of $1,334,800 recorded as of March 31, 2025.

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

On February 10, 2025, 155,451 warrants were exercised into 155,451 shares of common stock at an exercise price of $36.30 per share.

A summary of the warrant activity for the six months ended June 30, 2025 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2024	104,319	$323.40	4.40	$-
Exercisable at December 31, 2024	104,319	$323.40	4.40	$-
Granted	282,339	$43.34
Exercised	(283,339)	$43.34
Cancelled/Exchanged	-	-
Outstanding at June 30, 2025	103,319	$165.24	3.86	$-
Exercisable at June 30, 2025	103,319	$165.24	3.86	$-

Exercise	Warrants	Weighted Avg.	Warrants
Price	Outstanding	Remaining Life	Exercisable
$165.00	103,158	3.87	103,158
320.10	161	1.67	161
	103,319	3.86	103,319

The aggregate intrinsic value of outstanding stock warrants was $0 based on warrants with an exercise price less than the Company’s stock price of $21.23 as of June 30, 2025 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 17 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), our 2021 Equity Incentive Plan in September 2021 (“2021 Plan”), our 2022 Equity Incentive Plan in November 2022, our 2023 Equity Incentive Plan in October 2023 (“2023 Plan”), and our 2024 Equity Incentive Plan in May 2024 (“2024 Plan”, and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2017 Plan, 2018 Plan, 2021 Plan, 2022 Plan, and 2023 Plan, the “Plans”). The Plans are identical, except for the number of shares reserved for issuance under each. In July 2024, shareholders amended our 2024 Plan to increase the number of shares reserved for issuance thereunder by 27,091 to a total of 27,273 shares. As of June 30, 2025, the Company had granted an aggregate of 13,969 securities under the Plans since inception, with 13,387 shares available for future issuances.

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

There were no options issued during the three or six months ended June 30, 2025.

A summary of the stock option activity for the six months ended June 30, 2025 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2024	220	$2,723,710	2.47	$-
Exercisable at December 31, 2024	220	$2,723,710	2.47	$-
Granted
Exercised
Forfeiture/Cancelled	(14)	$2,475,000
Outstanding at June 30, 2025	206	$3,723,473	1.49	$-
Exercisable at June 30, 2025	206	$3,723,473	1.49	$-

Exercise	Number of	Remaining	Number of
Price	Options	Life In Years	Options Exercisable
$378,500 – 1,237,500	22	3.10	22
$1,237,501 – 2,475,000	9	2.20	9
$2,475,001 – 3,712,500	35	1.13	35
$3,712,501 – 4,950,000	112	1.28	112
$4,950,001 – 5,296,500	28	1.30	28

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $21.23 as of June 30, 2025, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the six months ended June 30, 2025 and 2024 was $0 and $0, respectively. Unrecognized compensation expense was $0 as of June 30, 2025.

NOTE 18 – RELATED PARTY TRANSACTIONS

Agreements with Danny Meeks and Affiliates of Danny Meeks

Related-Party Hauling, Mechanic, Equipment Rental, and Miscellaneous Services

During the six months ended June 30, 2025 and 2024, the Company provided $383,781 and $192,898 in hauling services to an entity controlled by the Company’s Chief Executive Officer, respectively.

During the six months ended June 30, 2025 and 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $816,993 and $877,583 for hauling services rendered to the Company, respectively.

During the six months ended June 30, 2025 and 2024, the Company paid entities controlled by the Company’s Chief Executive Officer $0 and $142,152 for scrap metal provided to the Company, respectively.

During the six months ended June 30, 2025 and 2024, the Company received $56,100 and $0 in other income – related party for the rental of equipment to an entity controlled by the Company’s Chief Executive Officer, respectively.

During the six months ended June 30, 2025 and 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $0 and $394,185 for mechanic and repair services provided to the Company, respectively.

During the six months ended June 30, 2025 and 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $21,983 and $506,358 for equipment rentals provided to the Company, respectively.

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

The following tables provide our results by segment:

	Six Months Ended June 30, 2025
	Scrap Metal
	Recycling	Hauling	Other	Total
Revenues	$11,507,645	$6,777,347	$45,000	$18,329,992
Cost of revenues	(9,508,357)	(3,221,807)	-	(12,730,164)
Gross Profit:	$1,999,288	$3,555,540	$45,000	$5,599,828

Operating Expenses				$(14,132,730)
Other Expenses				(1,050,436)
Deemed Dividends				(2,999,964)
Net loss available to common shareholders				$(12,583,302)

	Six Months Ended June 30, 2024
	Scrap Metal
	Recycling	Hauling	Other	Total
Revenues	$11,608,284	$4,703,276	$75,112	$16,386,672
Cost of revenues	(8,172,883)	(2,665,673)	-	(10,838,556)
Gross Profit:	$3,435,401	$2,037,603	$75,112	$5,548,116

Operating Expenses				$(17,321,013)
Other Expenses				11,033,706
Deemed Dividends				(76,528,836)
Net loss available to common shareholders				$(77,268,027)

	Three Months Ended June 30, 2025
	Scrap Metal
	Recycling	Hauling	Other	Total
Revenues	$7,110,100	$3,865,182	$21,000	$10,996,282
Cost of revenues	(7,381,585)	(1,501,532)	-	(8,883,117)
Gross Profit:	$(271,485)	$2,363,650	$21,000	$2,113,165

Operating Expenses				$(6,764,560)
Other Expenses				(266,204)
Deemed Dividends				-
Net loss available to common shareholders				$(4,917,599)

	Three Months Ended June 30, 2024
	Scrap Metal
	Recycling	Hauling	Other	Total
Revenues	$5,387,899	$2,449,384	$44,612	$7,881,895
Cost of revenues	(4,091,870)	(1,506,170)	-	(5,598,040)
Gross Profit:	$1,296,029	$943,214	$44,612	$2,283,855

Operating Expenses				$(11,245,027)
Other Expenses				16,284,495
Deemed Dividends				(51,130,572)
Net loss available to common shareholders				$(43,807,249)

NOTE 20 – SUBSEQUENT EVENTS

On September 9, 2025, the Company received formal notice from the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC that the Company had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). As a result, the previously disclosed listing matter has been closed.

On August 22, 2025, the Company received an additional delinquency notification letter (the “Notice”) from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 (the “Q2 Form 10-Q”). The Staff informed the Company that is has until September 8, 2025 to submit an updated plan to regain compliance with Nasdaq Listing Rule 5550(a)(2). On September 5, 2025, the Company submitted its revised plan to Nasdaq to regain compliance, and Nasdaq accepted its plan to evidence compliance by 180 calendar days from the due date of the Q1 Form 10-Q, or until November 17, 2025. On November 18, 2025, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (the “Q3 Form 10-Q”). The letter further stated that upon further review, the Company did not meet the terms of the previous exception granted to the Company and that trading of the Company’s common stock would be suspended at the opening of business on November 28, 2025 and the Company’s securities would be subsequently delisted from Nasdaq unless the Company requested a hearing to appeal Nasdaq’s determination by November 25, 2025. On November 18, 2025, the Company filed the Q1 Form 10-Q with the SEC. On November 21, 2025, the Company formally requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the November 18, 2025 determination (the “Hearing”). The Hearing was held on January 13, 2026. On January 27, 2026, the Panel notified the Company that it granted the Company’s request for continued listing subject to the Company filing the Q2 Form 10-Q on or before February 6, 2026 and filing the Q3 Form 10-Q on or before March 6, 2026.

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

Subsequent to June 30, 2025, four shareholders cashlessly exercised 363,213 warrants into 273,429 shares of common stock.

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

One of our main goals is to open a facility with rail or deep-water port access to enable us to efficiently transport our products to domestic steel mills and overseas foundries. Because this would greatly expand the number of potential buyers of our processed scrap products, we believe opening a facility with port or rail access could result in an increase in both the revenue and profitability of our existing operations.

Empire is headquartered in Chesapeake, Virginia and employs 192 people as of February 3, 2026.

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

For the Three Months Ended June 30, 2025 and 2024

	For the three months ended June 30,
			$	%
	2025	2024	Change	Change
Revenue	$10,996,282	$7,881,895	$3,114,387	39.51%

Gross Profit	2,113,165	2,283,855	(170,690)	(7.47)%

Operating Expenses	6,764,560	11,245,027	(4,480,467)	(39.84)%

Loss from Operations	(4,651,395)	(8,961,172)	(4,309,777)	(48.09)%

Other Income (Expense)	(266,204)	16,284,495	(16,550,699)	(101.63)%

Net Loss Available to Common Stockholders	$(4,917,599)	$(43,807,249)	$(38,889,650)	(88.77)%

Revenues

For the three months ended June 30, 2025, we generated $10,996,282 in revenues, as compared to $7,881,895 during the same period in 2024, an increase of $3,114,387. This increase was primarily due to growth in metal and hauling revenue.

Our cost of revenues increased to $8,883,117 for the three months ended June 30, 2025 from $5,598,040 during the same period in 2024, an increase of $3,285,077, primarily due to an increase in metal costs.

Our gross profit was $2,113,165 during the three months ended June 30, 2025, a decrease of $170,690 from $2,283,855 during the same period in 2024 primarily due to a decline in margins on the Company’s hauling and metal revenue.

Operating Expenses

For the three months ended June 30, 2025 and 2024, our operating expenses were $6,764,560 and $11,245,027 respectively, a decrease of $4,480,467. There was an increase in payroll and related expenses of $851,707 as payroll and related expenses were $2,557,530 for the three months ended June 30, 2025 as compared to $1,705,823 for the same period in 2024 which was the result of expanding operations. Advertising expense was $0 for both the three months ended June 30, 2025 and for the same period in 2024 due to a refund received by the Company. Depreciation of fixed assets, along with amortization of intangible assets, increased by $502,737 to $2,154,969 for the three months ended June 30, 2025 from $1,652,232 in 2024 as a result of the Company acquiring more fixed assets during the first half of fiscal year 2025. There were hauling and equipment maintenance costs of $827,027 during the three months ended June 30, 2025, as compared to $1,774,273 during the same period in 2024, a decrease of $947,246, due to the Company expanding its fleet of trucks. Consulting, accounting, and legal expenses decreased to $176,529 during the three months ended June 30, 2025 from $1,621,874 during the same period in 2024, a decrease of $1,445,345 as a result of the Company having significantly less corporate transactional activity during the three months ended June 30, 2025 compared to the same period in 2024. There was a decrease in rent expenses for the three months ended June 30, 2025 compared to the same period in 2024 as a result of the Company acquiring the equipment on certain properties, decreasing by $597,029 to $247,231 during the three months ended June 30, 2025 from $844,260 during the three months ended June 30, 2024. There was a stock based compensation for services of $0 during the three months ended June 30, 2025, as compared to $2,716,008 during the same period in 2024, a decrease of $2,716,008 primarily related to the Company’s warrant exchange that occurred during the three months ended June 30, 2024, which did not occur during the same period in 2025. There was stock based compensation of $0 during the three months ended June 30, 2025, as compared to $20,833 during the same period in 2024, a decrease of $20,833 primarily related to corporate branding. Loss on disposal of asset was $88,723 in the three months ended June 30, 2025, as compared to $0 for the same period in 2024.

Our other general and administrative expenses decreased to $712,551 for the three months ended June 30, 2025 from $909,724 for the same period in 2024, a decrease of $197,173, as a result of the Company focusing on reduction of redundant expenditures and optimizing operating costs.

The change in these expenditures resulted in our total operating expenses decreasing to $6,764,560 during the three months ended June 30, 2025 compared to $11,245,027 during the three months ended June 30, 2024, a decrease of $4,480,467.

Loss from Operations

Our loss from operations decreased by $4,309,777 to $4,651,395 during the three months ended June 30, 2025, from $8,961,172 during the three months ended June 30, 2024 for the reasons discussed above.

Other Income (Expense)

During the three months ended June 30, 2025, we generated other expenses of $(266,204), as compared to other income of $16,284,495 for the same period in 2024, a decrease of $16,550,699. There was a gain on settlement of non-convertible notes and advances of $1,013,796 and $1,056,962 for the three months ended June 30, 2025 and 2024, respectively. Interest expenses and amortization of debt discount decreased to $(1,336,449) during the three months ended June 30, 2025 from $(2,497,911) during the three months ended June 30, 2024. Loss on conversion of convertible notes decreased to $0 during the three months ended June 30, 2024, as compared to $(14,237,678) during the three months ended June 30, 2024. Loss on extinguishment of debt decreased to $0 during the three months ended June 30, 2025 from $(16,351,827) during the three months ended June 30, 2024. Other income – related party increased from $0 in the three months ended June 30, 2024 to $56,100 in 2025. Change in fair value of derivative liabilities was $0 for the three months ended June 30, 2025 as compared to $48,314,949 for the three months ended June 30, 2024.

Deemed Dividend

During the three months ended June 30, 2025, there was a deemed dividend of $0 for the reduction of exercise price of warrants, as compared to $51,130,572 during the same period in 2024, a change of $51,130,572, which was related to the reduction of the exercise price of certain warrants during the three months ended June 30, 2024 which did not occur during the same period in 2025.

Net Loss Available to Common Stockholders

Our net loss was $4,917,599 for the three months ended June 30, 2025, as compared to $43,807,249 during the same period in 2024, a change of $38,889,650, for the reasons discussed above.

For the Six Months Ended June 30, 2025 and 2024

	For the six months ended June 30,
			$	%
	2025	2024	Change	Change
Revenue	$18,329,992	$16,386,672	$1,943,320	11.86%

Gross Profit	5,599,828	5,548,116	51,712	0.93%

Operating Expenses	14,132,730	17,321,013	(3,188,283)	(18.41)%

Loss from Operations	(8,532,902)	(11,772,897)	3,239,995	(27.52)%

Other Income (Expense)	(1,050,436)	11,033,706	(12,084,142)	(109.52)%

Net Loss Available to Common Stockholders	$(12,583,302)	$(77,268,027)	$64,684,725	(83.71)%

Revenues

For the six months ended June 30, 2025, we generated $18,329,992 in revenues, as compared to $16,386,672 during the same period in 2024, an increase of $1,943,320. This increase was primarily due to an increase in metal revenue and hauling revenue.

Our cost of revenues increased to $12,730,164 for the six months ended June 30, 2025 from $10,838,556 during the same period in 2024, an increase of $1,891,608, primarily due to an increase in hauling costs.

Our gross profit was $5,599,828 during the six months ended June 30, 2025, an increase of $51,712 from $5,548,116 during the same period in 2024 primarily due to an increase in margins on the Company’s hauling and metal revenue.

Operating Expenses

For the six months ended June 30, 2025 and 2024, our operating expenses were $14,132,730 and $17,321,013 respectively, a decrease of $3,188,283. There was an increase in payroll and related expenses of $1,088,164 from $3,443,851 for the six months ended June 30, 2024 as compared to $4,532,015 for the same period in 2025 as the Company focused on hiring key personnel for growth. Advertising expense increased by $51,025 to $53,399 for the six months ended June 30, 2025 as compared to $2,374 for the six months ended June 30, 2024 as the Company focused on expanding operations. Depreciation of fixed assets, along with amortization of intangible assets, increased by $983,165 to $4,274,212 for the six months ended June 30, 2025 as compared to $3,291,047 for the six months ended June 30, 2024 as a result of the Company acquiring additional fixed assets. There were hauling and equipment maintenance costs of $2,100,884 during the six months ended June 30, 2025 as compared to $2,375,835 during the six months ended June 30, 2024, a decrease of $274,951. Consulting, accounting, and legal expenses decreased to $600,092 during the six months ended June 30, 2025 from $2,234,145 during the same period in 2024, a decrease of $1,634,053 due to a decrease in corporate transactional activity in during 2025 when compared to 2024. There was a decrease in rent expenses as a result of the Company acquiring the equipment on certain properties, decreasing $824,212 from $1,288,132 during the six months ended June 30, 2024 to $463,920 during the same period in 2025. There was stock based compensation for services of $100,000 during the six months ended June 30, 2025 as compared to $3,004,909 during the six months ended June 30, 2024, a decrease of $2,904,909 primarily related to the Company’s registered direct offerings conducted in 2024. There was no stock compensation during the six months ended June 30, 2025, as compared to $41,666 during the same period in 2024, a decrease of $41,666. Loss on Asset for the six months ended June 30, 2025 was $49,188, as compared to $0 for the six months ended June 30, 2024.

Our other general and administrative expenses increased to $1,959,020 for the six months ended June 30, 2025 from $1,639,054 for the same period in 2024, an increase of $319,966, as a result of the Company expanding its operations.

The change in these expenditures resulted in our total operating expenses decreasing to $14,132,730 during the six months ended June 30, 2025 compared to $17,321,013 during the three months ended June 30, 2024, a decrease of $3,188,283.

Loss from Operations

Our loss from operations decreased by $3,239,995 to $8,532,902 during the six months ended June 30, 2025, from $11,772,897 during the six months ended June 30, 2024 for the reasons discussed above.

Other Expense

During the six months ended June 30, 2025, we generated other expenses of $1,050,436, as compared to other income of $11,033,706, for the same period in 2024, a change of $12,084,142. There was a gain on settlement of non-convertible notes and advances of $1,013,796 and compared to a gain of $1,056,962 during the same period in 2024. Interest expenses and amortization of debt discount decreased to $2,147,302 during the six months ended June 30, 2025 from $4,692,140 during the six months ended June 30, 2024, a decrease of $2,544,838. Expense for shares issued for financing decreased to $0 during the six months ended June 30, 2025 from $52,182 during the six months ended June 30, 2024. Loss on conversion of convertible notes decreased to $0 during the six months ended June 30, 2025 from $(14,213,480) during the six months ended June 30, 2024. Other income increased to $26,970 during the six months ended June 30, 2025 from $1,351 during the six months ended June 30, 2024. Other income (rental income from related party) increased from $0 in the six months ended June 30, 2024 to $56,100 in 2025. There was a loss on extinguishment of debt of $0 during the six months ended June 30, 2025 as compared to $16,351,827 during the six months ended June 30, 2024. There was a change of derivative liabilities of $0 during the six months ended June 30, 2025 as compared to $48,314,949 during the six months ended June 30, 2024. Equity issued for warrant inducement was $0 for the six months ended June 30, 2025, as compared to $3,029,927 for the six months ended June 30, 2024.

Deemed Dividend

During the six months ended June 30, 2025, there was a deemed dividend of $2,999,964, as compared to $52,574,896 for the reduction of exercise price of warrants during the same period in 2024, a decrease of $49,574,932, which was related to the reduction of the exercise price of certain warrants during the three months ended June 30, 2024 which did not occur during the same period in 2025.

During the six months ended June 30, 2025, there was a deemed dividend of $0, as compared to $23,953,940 during the same period in 2024 for the reduction of the conversion price of a debt note, a decrease of $23,953,940.

Net Loss Available to Common Stockholders

Our net loss was $9,583,338 during the six months ended June 30, 2025, as compared to $77,268,027 during the same period in 2024, a change of $64,684,725, for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2025 was $(2,929,827) as compared to $14,084,802 for the six months ended June 30, 2024. For the six months ended June 30, 2025, the cash flows used in operating activities were driven by a net loss of $9,583,338, amortization of right of use assets of $430,545, depreciation and amortization of $4,274,212, increase in due to related parties of $566,874, an increase in prepaid expenses of $411,312, stock based compensation of $100,000, interest and amortization of debt discount of $2,147,302, an increase in accounts receivable of $959,813, a gain on conversion of debt of $1,013,796, a loss on disposal of fixed assets of $49,188, an increase in accrued payroll and related expenses of $472,405, a decrease in accounts payable and accrued expenses of $267,563, a decrease in principal payments made on operating lease liability of $485,981, and a decrease in inventories of $1,751,450.

For the six months ended June 30, 2024, net cash used in operating activities was driven by a net loss of $739,191, depreciation and amortization of $3,291,047, amortization of right of use assets (related-party) of $49,960, amortization of right of use assets of $104,935, loss on conversion of debt of $14,213,480, stock based compensation of $41,666, equity issued for warrant inducement of $3,029,927, loss on extinguishment of debt of $16,351,827, stock based compensation for services of $3,004,909, payment of due to related parties of $5,652,583, increase of prepaid expenses of $499,079, an increase of accounts payable and accrued expenses of $1,143,496, change in fair value of derivative liabilities of $48,314,949, a decrease in operating lease liabilities of $129,118, a gain on the settlement of non-convertible notes payable and advances of $1,056,962, interest and amortization of debt discount of $4,692,140, an increase in accounts receivable of $301,210, and an increase in inventories of $922,974, accrued payroll and related expenses of $105,131.

Net cash used in investing activities was $(629,651) and $(2,560,135) for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, there was cash used in the purchase of equipment of $781,651 and cash received for the disposal of assets of $152,000. For the six months ended June 30, 2024, there was cash used in the purchase of equipment of $2,560,135.

Net cash provided by financing activities was $6,274,939 during the six months ended June 30, 2025, as compared to $39,401,892 during the six months ended June 30, 2024. During the six months ended June 30, 2025, there were proceeds from sales of common stock and warrants of $9,143,806, bank overdrafts of $184,053, repayment of non-convertible notes of $1,719,614, and repayment of non-convertible notes payable – related party of 2,300,000. During the six months ended June 30, 2024, the Company received $2,843,950 from the issuance of factoring advances, $40,369,116 from the sale of common stock with warrants, $2,834,632 from warrant exercises, and $235,584 from bank overdrafts, while utilizing $1,845,919 in the repayment of non-convertible notes, $3,538,388 for the repayment of factoring advances, and $1,497,083 for the repayment of convertible notes.

Capital Resources

As of June 30, 2025, we had cash on hand of $5,291,625. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Required Capital over the Next Fiscal Year

As of June 30, 2025, the Company had cash of $5,291,625 and a working capital deficit (current liabilities in excess of current assets) of $(9,532,569). The accumulated deficit as of June 30, 2025 was $(508,895,648).  For the six months ended June 30, 2025, the Company had a loss from operations of $(8,532,902) and cash used in operating activities of $2,929,827. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

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

Nasdaq Filing Rule Deficiencies

On May 23, 2025, the Company received a staff determination letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it had not filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Q1 10-Q”) and therefore was not in compliance with Nasdaq Listing Rule 5250(c)(1). The Company was advised that it had 60 calendar days to submit a plan to regain compliance. If accepted, Nasdaq may grant an exception of up to 180 calendar days from the original filing due date — which would correspond to a compliance deadline of November 17, 2025.

On August 22, 2025, the Company received an additional delinquency notification letter from Nasdaq because the Company had failed to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (“Q2 10-Q”), together with the previously delayed Q1 10-Q. The notice states that the Company must submit an updated plan to Nasdaq by September 8, 2025 to regain compliance with Listing Rule 5250(c)(1). On September 5, 2025, the Company submitted its revised plan to Nasdaq to regain compliance, and Nasdaq accepted its plan to evidence compliance by 180 calendar days from the due date of the Q1 Form 10-Q, or until November 17, 2025.

On November 18, 2025, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (the “Q3 10-Q”). The letter further stated that upon further review, the Company did not meet the terms of the previous exception granted to the Company and that trading of the Company’s common stock would be suspended at the opening of business on November 28, 2025 and the Company’s securities would be subsequently delisted from Nasdaq unless the Company requested a hearing to appeal Nasdaq’s determination by November 25, 2025. On November 18, 2025, the Company filed the Q1 10-Q with the SEC. On November 21, 2025, the Company formally requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the November 18, 2025 determination (the “Hearing”). The Hearing was held on January 13, 2026. On January 27, 2026, the Panel notified the Company that it granted the Company’s request for continued listing subject to the Company filing the Q2 Form 10-Q on or before February 6, 2026 and filing the Q3 Form 10-Q on or before March 6, 2026.

Resolution of the Nasdaq Minimum Bid Price Deficiency

As previously reported by the Company, on September 13, 2024, the Company received written notice (the “Notice”) from Nasdaq notifying the Company that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. The Notice indicated that the Company had 180 calendar days, or until March 12, 2025, to regain compliance with the Minimum Bid Price Requirement. On March 13, 2025, Nasdaq notified the Company that although the Company has not regained compliance with the Minimum Bid Price Requirement, the Company was eligible to receive an additional 180 calendar day period or until September 8, 2025, to regain compliance with the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(a)(3)(A). On August 13, 2025, the Company’s shareholders approved at its 2025 annual meeting a proposal granting the Board discretionary authority to effect one or more consolidation of the issued and outstanding shares of common stock of the Company, pursuant to which the shares of common stock would be combined and reclassified into one share of common stock at a ratio within the range from 1-for-2 up to 1-for-150. On August 20, 2025, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its issued common stock, par value $0.001 per share, in the ratio of 1-for-110 (the “Reverse Stock Split”), which was effective at 5:00 p.m., eastern time, on August 22, 2025. The common stock began trading on a split-adjusted basis at the market open on Monday, August 25, 2025. On September 9, 2025, the Company received formal notice from the staff of the Listing Qualifications Department of Nasdaq that the Company had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). As a result, listing matter was closed.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer, concluded that as of the end of the period covered by this Quarterly Report, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has implemented remediation steps to address the material weaknesses and to improve our internal controls. We are now in the process of enhancing the design of certain internal control procedures and implementing new internal controls over, among other items, improving and ensuring continual uninterrupted internal access to financial and accounting records of the Company necessary to timely file its required reports with the SEC. These controls are planned to be tested for design and operating effectiveness in future periods.

While the Company has implemented remediation steps, the material weaknesses cannot be considered fully remediated until the improved controls have been in place and operate for a sufficient period of time. However, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that, notwithstanding the identified material weaknesses in our internal controls over financial reporting, the financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Date: February 5, 2026	By:	/s/ Danny Meeks
Danny Meeks, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

