Form 10-Q
period 2025-09-30
Greenwave Technology Solutions, Inc.
filed 2026-03-06
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the period ended September 30, 2025

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

As of March 6, 2026, there were 829,631 shares of the registrant’s common stock issued and outstanding.

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

ii

 GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2025 (Unaudited)	2024
ASSETS
Current assets:
Cash	$1,450,367	$2,576,464
Inventories, net	2,777,310	2,889,682
Accounts receivable, net of allowance for doubtful accounts	1,868,646	1,254,390
Prepaid expenses	928,792	921,580
Total current assets	7,025,115	7,642,116

Property and equipment, net	26,856,636	25,596,856
Property and equipment, net - Related Party	10,662,704	11,834,807
Operating lease right of use assets, net	559,434	1,048,070
Licenses, net	12,764,400	14,359,950
Customer list, net	1,343,400	1,511,325
Intellectual property, net	607,200	1,062,600
Security deposit	31,893	31,893

Total assets	$59,850,782	$63,087,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank overdraft	$152,117	$231,696
Accounts payable and accrued expenses	6,966,076	5,893,351
Accrued payroll and related expenses	3,946,411	3,946,410
Non-convertible notes payable, current portion, net of unamortized debt discount of $338,729 and $633,396, respectively	1,802,425	2,505,360
Related party note payable	5,391,859	7,691,859
Due to related parties	2,208,742	495,354
Operating lease obligations, current portion	272,566	331,545
Total current liabilities	20,740,196	21,095,575

Operating lease obligations, less current portion	279,786	773,820
Non-convertible notes payable, net of unamortized debt discount of $1,691,508 and $1,076,554, respectively	6,158,228	4,263,239
Total liabilities	27,178,210	26,132,634

Commitments and contingencies (See Note 11)

Stockholders’ equity (deficit):
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series A-1, $0.001 par value, $100,000 stated value, 450,000 and 450,000 shares authorized; 450,000 and 450,000 shares issued and outstanding, respectively	450	450
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 693,431 and 237,191 shares issued and outstanding, respectively	693	237
Additional paid in capital	546,846,245	533,266,642
Accumulated deficit	(514,174,816)	(496,312,346)
Total stockholders’ equity	32,672,572	36,954,983

Total liabilities and stockholders’ equity	$59,850,782	$63,087,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$12,676,052	$8,505,187	$31,049,810	$24,891,859

Cost of Revenues	9,178,202	4,959,908	21,952,132	15,798,464

Gross Profit	3,497,850	3,545,279	9,097,678	9,093,395

Operating Expenses:
Advertising	10,818	1,016	64,362	3,390
Payroll and related expenses	3,098,663	2,273,985	7,630,678	5,717,836
Rent, utilities and property maintenance ($75,622 and $402,720, respectively, to related-party)	305,356	671,178	769,276	1,959,310
Hauling and equipment maintenance	2,070,847	1,785,388	4,171,731	4,161,223
Depreciation and amortization expense	2,158,931	1,926,173	6,433,142	5,217,220
Stock based compensation for services	-	-	100,000	3,004,909
Consulting, accounting and legal	217,238	246,034	817,330	2,480,179
Gain on asset	(298,431)	-	(249,243)	-
Stock Compensation	-	20,709	-	62,375
Other general and administrative expenses	852,768	1,057,392	2,811,644	2,696,446
Total Operating Expenses	8,416,190	7,981,875	22,548,920	25,302,888

Loss From Operations	(4,918,340)	(4,436,596)	(13,451,242)	(16,209,493)

Other Income (Expense):
Interest expense and amortization of debt discount	(326,313)	(361,070)	(2,473,615)	(5,053,210)
Other income	-	-	26,970	1,351
Other income - related party	-	-	56,100	-
Shares issued for warrant inducement	-	-	-	(3,029,927)
Loss on extinguishment of debt	(33,026)	-	980,769	(16,351,827)
Change in fair value of derivative liabilities	-	-	-	48,314,949
Gain on conversion of convertible notes	-	-	-	(14,213,480)
Gain on settlement of non-convertible notes payable and advances	-	-	-	1,056,962
Shares issued for financing	-	-	-	(52,182)
Total Other (Expense) Income	(359,339)	(361,070)	(1,409,776)	10,672,636

Net Loss Before Income Taxes	(5,277,679)	(4,797,666)	(14,861,018)	(5,536,857)

Provision for Income Taxes (Benefit)	-	-	-	-

Net Loss	(5,277,679)	(4,797,666)	(14,861,018)	(5,536,857)

Deemed dividend for the reduction of exercise price of warrants	-	-	(2,999,964)	(52,574,896)
Deemed dividend for the reduction of the conversion price of a debt note	-	-	-	(23,953,940)

Net Loss Available to Common Stockholders	$(5,277,679)	$(4,797,666)	$(17,860,982)	$(82,065,693)

Net Loss Per Common Share:
Basic	$(8.89)	$(28.74)	$(34.05)	$(1,135.68)
Diluted	$(8.89)	$(28.74)	$(34.05)	$(1,135.68)

Weighted Average Common Shares Outstanding:
Basic	593,980	166,937	524,554	72,261
Diluted	593,980	166,937	524,554	72,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

	Preferred Stock Series D to be Issued		Preferred Stock Series A-1		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at December 31, 2024	-	$-	450,000	$450	237,191	$237	$533,266,642	$(496,312,346)	$36,954,983
Common stock and warrants issued for cash, net of fees	-	-	-	-	224,039	224	9,143,582	-	$9,143,806
Common stock issued for cashless exchange of warrants	-	-	-	-	55,066	55	(55)	-	$-
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	-	-	2,999,964	(2,999,964)	$-
Common stock issued for services rendered	-	-	-	-	3,427	3	99,996	-	$99,999
Net loss	-	-	-	-	-	-	-	(4,665,739)	$(4,665,739)
		-	-	-	-	-	-	-	$-
Balance at March 31, 2025	-	$-	450,000	$450	519,723	$520	$545,510,129	$(503,978,049)	$41,533,050

Common stock and warrants issued for cash, net of fees	-	$-	-	$-	36,364	$36	$1,334,764	$-	$1,334,800
Net loss	-	-	-	-	-	-	-	(4,917,599)	(4,917,599)

Balance at June 30, 2025	-	$-	450,000	$450	556,087	$556	$546,844,893	$(508,895,648)	$37,950,251

Common stock issued for cashless exchange of warrants	-	$-	-	$-	137,185	$137	$(137)	$-	$-
Common stock issued for rounding in reverse split	-	-	-	-	159	-	1,489	(1,489)	-
Net loss	-	-	-	-	-	-	-	(5,277,679)	(5,277,679)

Balance at September 30, 2025	-	$-	450,000	$450	693,431	$693	$546,846,245	$(514,174,816)	$32,672,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Preferred Stock Series D to be Issued		Common Stock		Common Stock to be Issued		Subscription	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	In Capital	Deficit	Total

Balance at December 31, 2023	-	$-	1,028	$1	-	$-	$-	$391,412,008	$(395,866,157)	$(4,454,148)
Exchange of non-convertible note into shares of Series D Preferred	1,000	1	-	-	-	-	-	9,999,999	-	$10,000,000
Common stock issued for the conversion of convertible debt notes	-	-	658	1	-	-	-	2,042,541	-	$2,042,542
Common stock issued for the exercise of warrants for cash	-	-	972	1	15	1	(67,923)	2,834,739	-	$2,766,818
Stock based compensation	-	-	-	-	-	-	-	288,900	-	$288,900
Equity issued for warrant inducement	-	-	-	-	-	-	-	3,029,927	-	$3,029,927
Deemed dividend for the reduction of the conversion price of a debt note	-	-	-	-	-	-	-	23,953,940	(23,953,940)	$-
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	-	-	-	1,444,324	(1,444,324)	$-
Net loss	-	-	-	-	-	-	-	-	(8,062,514)	$(8,062,514)

Balance at March 31, 2024	1,000	$1	2,658	$3	15	$1	$(67,923)	$435,006,378	$(429,326,935)	$5,611,525

Exchange of Series D Preferred into Common	(1,000)	$(1)	12,121	$12	-	$-	$-	$(11)	$-	$-
Common stock issued for the conversion of convertible debt notes	-	-	25,622	26	-	-	-	35,910,735	-	$35,910,761
Sale of Commons Shares and Warrants for Cash	-	-	74,099	74	(15)	(1)	67,923	40,369,043	-	$40,437,039
Equity Issued for Services	-	-	-	-	-	-	-	2,716,009	-	$2,716,009
Modification of conversion feature on debt	-	-	-	-	-	-	-	12,388,229	-	$12,388,229
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	-	-	-	51,130,572	(51,130,572)	$-
Establishment of derivative liabilities due to authorized share shortfall	-	-	-	-	-	-	-	(64,951,789)	-	$(64,951,789)
Settlement of derivative liabilities upon stock split	-	-	-	-	-	-	-	16,636,840	-	$16,636,840
Rounding for share adjusted in reverse split	-	-	1,415	1	-	-	-	(1)	-	$-
Net income	-	-	-	-	-	-	-	-	7,323,323	$7,323,323
Balance at June 30, 2024	-	$-	115,915	$116	-	$-	$-	$529,206,005	$(473,134,184)	$56,071,937

Common stock issued for the cashless exchange of warrant	-	$-	87,528	$88	-	$-	$-	$(88)	$-	$-
Net Income	-	-	-	-	-	-	-	-	(4,797,666)	$(4,797,666)

Balance at September 30, 2024	-	$-	203,443	$204	15	$1	$-	$529,205,916	$(477,931,850)	$51,274,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,861,018)	$(5,536,857)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of intangible assets	6,433,142	5,217,220
Amortization of right of use assets, net - related-party	-	76,874
Amortization of right of use assets, net	488,636	162,057
Interest and amortization of debt discount	2,473,615	5,053,210
Loss on conversion of debt	-	14,213,480
Gain on settlement of non-convertible notes payable and advances	-	(1,056,962)
Gain on asset	(249,243)	-
Stock based compensation	-	62,375
Stock based compensation for services	100,000	3,004,909
Equity issued for warrant inducement	-	3,029,927
Loss on extinguishment	(980,769)	16,351,827
Change in fair value of derivative liability	-	(48,314,949)
Changes in operating assets and liabilities:
Due to related party	1,318,511	(2,070,402)
Inventories	112,372	(1,944,850)
Accounts receivable	(614,256)	(1,384,461)
Prepaid expenses	(7,212)	(293,136)
Security deposit	-	-
Accounts payable and accrued expenses	220,029	(929,322)
Accrued payroll and related expenses	258,915	(202,804)
Principal payments made on operating lease liability - related-party	-	(83,430)
Principal payments made on operating lease liability	(553,013)	(110,732)
Net cash used in operating activities	(5,860,291)	(14,756,026)

Cash flows from investing activities:
Purchases of property and equipment - related-party	-	(3,582,181)
Purchases of property and equipment	(1,520,748)	(6,720,035)
Disposal of asset	450,431	-
Net cash used in investing activities	(1,070,317)	(10,302,216)

Cash flows from financing activities:
Bank overdrafts	(79,577)	247,842
Proceeds from issuance of common stock with warrants	10,478,606	40,369,116
Proceeds from warrant exercises	-	2,834,632
Repayment of convertible notes	(2,300,000)	(1,497,083)
Repayment of a non-convertible notes payable	(2,294,518)	(2,548,331)
Proceeds from factoring	-	2,843,950
Repayments of factoring	-	(3,538,388)
Net cash provided by financing activities	5,804,511	38,711,738

Net increase in cash	(1,126,097)	13,653,496

Cash, beginning of year	$2,576,464	$1,546,159

Cash, end of period	$1,450,367	$15,199,655

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$405,790	$345,370
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend for conversion price reduction of note	$-	$52,574,896
Equipment purchased by issuance of non-convertible notes payable	$6,127,989	$-
Non-convertible notes settled with disposal of property	$3,302,469	$-
Deemed dividend for exercise price reduction of warrants	$2,999,964	$23,953,940
Exchange of related party notes to Series D Preferred	$-	$10,000,000
Increase in right of use assets and operating lease liabilities	$-	$1,070,298
Common shares issued for cashless exchange of warrants	$192	$10
Common shares issued upon conversion of Series Z Preferred	$-	$1,333,333
Rounding for reverse split	$-	$156
Legal fees paid out of warrant exercise	$-	$139,955
Assets purchased adjusted from Accounts Receivable	$-	$137,500
Common shares issued upon conversion of convertible notes and accrued interest	$-	$2,890,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three and nine months ended September 30, 2025 and 2024, its cash flows for the nine months ended September 30, 2025 and 2024, and its financial position as of September 30, 2025 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2025, the Company had cash of $1,450,367 and a working capital deficit (current liabilities in excess of current assets) of $(13,715,081). The accumulated deficit as of September 30, 2025 was $(514,174,816). For the nine months ended September 30, 2025, the Company had a loss from operations of $13,451,242 and cash used in operating activities of $5,860,291. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

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

Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of September 30, 2025 and December 31, 2024, the uninsured balances amounted to $892,887 and $2,363,785, respectively.

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

The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales, the aging of customer receivable balances, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. As of September 30, 2025 and December 31, 2024, the accounts receivable balances amounted to $1,868,646 and $1,254,390, respectively.

Inventories

Although we ship the ferrous and non-ferrous metals we purchase from suppliers multiple times per day, we do maintain inventories. We calculate the value of the inventories on hand, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the cost of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $2,777,310 and $2,889,682, respectively, as of September 30, 2025 and December 31, 2024, respectively. See Note 5 – Inventories.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $10,818 and $1,016 for the three months ended September 30, 2025 and 2024, respectively and $64,362 and $3,390 for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At September 30, 2025 and December 31, 2024, the Company had accruals reported on the balance sheet as current liabilities of $0 and $0, respectively.

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

The computation of basic and diluted income (loss) per share, for the three and nine months ended September 30, 2025 and 2024 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30,	September 30,
	2025	2024
Options to purchase common shares	206	7
Warrants to purchase common shares	5,071	871
Common shares issuable upon conversion of preferred stock	312,044	-
Total potentially dilutive common shares	317,321	878

On August 20, 2025, the Company completed a 1-for-110 reverse split. Pursuant to GAAP, the Company retrospectively recasted and restated the weighted-average shares included within its consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 and year ended December 31, 2024. The basic and diluted weighted-average common shares are retroactively converted to shares of the Company’s common stock to conform to the recasted consolidated statements of stockholders’ equity.

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

NOTE 4 – CONCENTRATIONS OF RISK

Accounts Receivable

The Company has a concentration of credit risk with its accounts receivable balance. At December 31, 2024, six certain large customers individually accounted for $156,535, $145,703, $140,978, $130,518, $109,900, $83,387, and $67,214, or 12.48%, 11.62%, 11.24%,10.40%, 8.76%, 6.65%, and 5.36%, respectively, of the Company’s accounts receivable balance.

At September 30, 2025, six large customers individually accounted for $595,131, $198,614, $165,224, $148,550, $147,656, and $135,943 or approximately 31.85%, 10.63%, 8.84%, 7.95%, 7.90%, and 7.27% respectively, of the Company’s accounts receivable balance.

Customer Concentrations

For the three months ended September 30, 2025, five customer individually accounted for $3,461,583, $1,360,418, 1,174,587, $990,945 and $749,337, or approximately 27.31%, 10.73%, 9.27%, 7.82% and 5.91% of our revenues, respectively. For the three months ended September 30, 2024, four customers individually accounted for $4,036,284, $643,280, $495,060, and $454,413 or approximately 47%, 8%, 6%, and 5%, of our revenues, respectively.

For the nine months ended September 30, 2025, four customer individually accounted for $6,573,478, $5,417,041, $1,792,896 and $1,704,774 or approximately 21.17%, 17.45%, 5.77% and 5.49% of our revenues, respectively. For the nine months ended September 30, 2024, two customers individually accounted for $14,006,118 and $1,502,127, or approximately 56% and 6% of our revenues, respectively.

The loss of, or a significant reduction in business from, any of these customers could have a material adverse effect on the Company’s results of operations and cash flows.

Vendor Concentrations

For the three months ended September 30, 2025, three vendors individually accounted for $800,000, $627,094, and $501,810, or 8.72%, 6.83% and 5.47% of cost of revenues respectively. For the three months ended September 30, 2024, no vendors individually accounted for 5% or more of cost of revenues.

For the nine months ended September 30, 2025 and September 30, 2024, no vendors individually accounted for 5% or more of cost of revenues.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 5 – INVENTORIES

Inventories consisted of the following as of:

	September 30,	December 31,
	2025	2024
Processed and unprocessed scrap metal	$2,777,310	$2,889,682
Finished products	-	-
Inventories	$2,777,310	$2,889,682

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

Property and equipment as of September 30, 2025 and December 31, 2024 is summarized as follows:

	September 30,	December 31,
	2025	2024
Machinery & Equipment	$19,658,607	$18,467,955
Furniture & Fixtures	6,128	6,128
Vehicles	22,094,664	20,679,716
Leaseholder Improvement	2,036,384	1,886,384
Land	3,641,579	3,641,579
Buildings	724,170	724,170
Subtotal	48,161,532	45,405,932

Less accumulated depreciation	(10,642,192)	(7,974,269)
Property and equipment, net	$37,519,340	$37,431,663

Depreciation expense for the three months ended September 30, 2025 and 2024 was $1,419,305 and $1,186,548, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $4,214,267 and $2,998,345 respectively.

During the nine months ended September 30, 2025, the Company settled $3,302,469 in non-convertible notes payable via the disposal of property and equipment and purchased $6,126,989 in new property and equipment via the issuance of non-convertible notes payable. The Company also recognized a gain on disposal of assets of $249,243 and received cash of $450,431 on the sale of property and equipment.

NOTE 7 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	September 30, 2025			Remaining
	Gross carrying	Accumulated	Carrying	estimated
	amount	amortization	value	useful life
Intellectual Property	$3,036,000	$(2,428,800)	$607,200	1.25 years
Customer List	2,239,000	(895,600)	1,343,400	6.25 years
Licenses	21,274,000	(8,509,600)	12,764,400	6.25 years
Total intangible assets, net	$26,549,000	$(11,834,000)	$14,715,000

	December 31, 2024			Remaining
	Gross carrying	Accumulated	Carrying	estimated
	amount	amortization	value	useful life
Intellectual Property	$3,036,000	$(1,973,400)	$1,062,600	2 years
Customer List	2,239,000	(727,675)	1,511,325	7 years
Licenses	21,274,000	(6,914,050)	14,359,950	7 years
Total intangible assets, net	$26,549,000	$(9,615,125)	$16,933,875

There were no intangible assets acquired during the three or nine months ended September, 2025 and 2024.

Amortization expense for intangible assets was $739,625 and $739,625 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense for intangible assets was $2,218,875 and $2,218,875 for the nine months ended September 30, 2025 and 2024, respectively.

Total estimated amortization expense for our intangible assets for the years 2025 through 2028 is as follows:

Year ended December 31,
2025 (remaining)	$739,625
2026	2,806,700
2027	2,351,300
2028	2,351,300
Thereafter	6,466,075

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

The remaining advances were for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of September 30, 2025 and December 31, 2024, the Company owed $85,000 and $85,000 for Simple Agreements for Future Tokens, respectively.

Non-Convertible Notes Payable

On April 11, 2022, the Company entered into a vehicle financing agreement with GM Financial for the purchase of a vehicle for use by the Company’s Chief Executive Officer in the principal amount of $74,186. GM Financial financed $65,000 of the purchase price of the vehicle and the Company was required to make a $10,000 down payment. There was a $2,400 rebate applied to the purchase price. The Company is required to make 60 monthly payments of $1,236. During the nine months ended September 30, 2025 and 2024, the Company made $9,281 and $22,812 in payments towards the financing agreement, respectively. There was amortization of debt discount of $0 and $1,340 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the financing agreement had a balance of $0 and $4,875, net an unamortized debt discount of $0 and $4,306, respectively.

On April 21, 2022, the Company entered into a secured promissory note in the principal amount of $964,470 for the financing and installation of a piece of equipment in the amount $750,000. The Company is required to make monthly payments in the amount $6,665 through October 2022 and monthly payments of $19,260 until October 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on October 21, 2026. During the nine months ended September 30, 2025 and 2024, the Company made $146,673 and $171,555 in payments towards the note, respectively. There was amortization of debt discount of $4,667 and $28,524 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a balance of $204,466 and $310,476 net an unamortized debt discount of $9,145 and $49,802, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $13,003 and $13,319 during the nine months ended September 30, 2025 and 2024, respectively. The Company made interest payments of $13,428 and $8,865 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a principal balance of $548,323 and $561,324, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $13,003 and $13,319 during the nine months ended September 30, 2025 and 2024, respectively. The Company made interest payments of $13,428 and $8,865 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a principal balance of $548,323 and $561,324, respectively.

On September 14, 2022, the Company entered into a secured promissory note in the principal amount of $2,980,692 for a purchase price of $2,505,000. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount $82,797 through September 2025. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on September 14, 2025. There was amortization of debt discount of $(56,316) and $105,860 and a gain on settlement of $33,027 and $0 recorded during the nine months ended September 30, 2025 and 2024, respectively. There were payments of $667,123 and $738,083 towards the note during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a balance of $0 and $575,616 net an unamortized debt discount of $0 and $59,478, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,539,630 for a purchase price of $1,078,502. The note is secured by certain assets of the Company. A non-cash adjustment of $439,500 was recorded on disposal of assets. The Company is required to make monthly payments in the amount of $10,410 through March 2023 and then monthly payments in the amount of $20,950 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $247,899 and $79,185 during the nine months ended September 30, 2025 and 2024, respectively. There were payments of $87,047 and $186,881 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024 the note had a balance of $0 and $680,674 net an unamortized debt discount of $0 and $247,897, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,560,090 for a purchase price of $1,092,910. $586,000 of this balance was settled against the disposal of property and equipment. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,630 through March 2023 and then monthly payments in the amount of $21,225 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $254,642 and $118,286 during the nine months ended September 30, 2025 and 2024, respectively. There were payments of $79,696 and $189,334 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024 the note had a balance of $0 and $689,613 net an unamortized debt discount of $0 and $249,740, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,597,860 for a purchase price of $1,119,334. The note is secured by certain assets of the Company. A non-cash adjustment of $439,500 was recorded on disposal of assets. The Company is required to make monthly payments in the amount of $10,860 through March 2023 and then monthly payments in the amount of $21,740 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $216,411 and $52,560 during the nine months ended September 30, 2025 and 2024, respectively. There were payments of $82,870 and $194,128 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a balance of $0 and $706,341 net an unamortized debt discount of $0 and $255,835, respectively.

On December 15, 2022, the Company entered into a secured promissory note in the principal amount of $1,557,435 for a purchase price of $1,093,380. The note is secured by certain assets of the Company. A non-cash adjustment of $439,000 was recorded on disposal of assets. The Company is required to make monthly payments in the amount of $10,585 through March 2023 and then monthly payments in the amount of $21,190 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 15, 2029. There was amortization of debt discount of $250,139 and $50,747 during the nine months ended September 30, 2025 and 2024, respectively. There were payments of $51,787 and $188,877 during the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a balance of $0 and $687,948 net an unamortized debt discount of $0 and $250,101, respectively.

On January 10, 2023, the Company entered into a secured promissory note in the principal amount of $1,245,018 for a purchase price of $1,021,500. The note is secured by certain assets of the Company. There were cash proceeds of $1,000,000. The Company is required to make monthly payments in the amount of $10,365 through March 2023 and then monthly payments in the amount of $34,008 through March 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 10, 2026. There was amortization of debt discount of $36,725 and $48,783 during the nine months ended September 30, 2025 and 2024, respectively. There were payments of $221,008 and $303,302 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a balance of $185,385 and $381,903 net an unamortized debt discount of $53,930 and $78,419, respectively.

On January 12, 2023, the Company entered into a secured promissory note in the principal amount of $1,185,810 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment, as well as a non-cash adjustment of $289,033 on disposal of assets. The Company is required to make monthly payments in the amount of $8,030 through April 2023 and then monthly payments in the amount of $16,135 through April 2028. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on April 12, 2028. There was amortization of debt discount of $216,437 and $79,231 during the nine months ended September 30, 2025 and 2024, respectively. There were payments of $43,355 and $130,777 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a balance of $0 and $531,871 net an unamortized debt discount of $0 and $185,515, respectively. During the nine months ended September 30, 2025, an additional non-cash adjustment for $219,069 was recorded on disposal of assets and a $190,438 gain on settlement was recorded for early payoff on this note.

On February 23, 2023, the Company entered into a secured promissory note in the principal amount of $822,040 for a purchase price of $628,353. The note is secured by certain assets of the Company. There were non-cash proceeds of $628,253 used to purchase equipment. The Company is required to make monthly payments in the amount of $6,370 through June 2023 and then monthly payments in the amount of $16,595 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 23, 2027. There was amortization of debt discount of $(3,046) and $2,317 during nine months ended September 30, 2025 and 2024, respectively. There were payments of $144,827 and $213,425 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a balance of $263,855 and $346,227 net an unamortized debt discount of $(116,489) and $54,034, respectively.

On February 24, 2023, the Company entered into a secured promissory note in the principal amount of $1,186,580 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment. The Company is required to make monthly payments in the amount of $9,185 through June 2023 and then monthly payments in the amount of $23,955 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 24, 2027. There were additional fees incurred of $8,733 and $21,380 during the years ended December 31, 2024 and 2023, respectively. There was amortization of debt discount of $(3,712) and $107,570 during the nine months ended September 30, 2025 and 2024, respectively. There were payments of $165,083 and $147,862 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a balance of $380,851 and $494,748 net an unamortized debt discount of $241,092 and $292,226, respectively.

On April 12, 2023, the Company entered into a secured promissory note in the principal amount of $317,415 for a purchase price of $219,676. The note is secured by certain assets of the Company. There were non-cash proceeds of $219,676 used to purchase equipment. The Company is required to make monthly payments in the amount of $2,245 through August 2023 and then monthly payments in the amount of $4,315 through July 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on July 12, 2029. There were payments of $61,249 and $34,657 during the nine months ended September 30, 2025 and 2024, respectively and $150,466 and $0 of this balance, respectively, was settled against the disposal of property and equipment. There was amortization of debt discount of $(58,547) and $19,875 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a balance of $0 and $145,554 net an unamortized debt discount of $0 and $66,158, respectively.

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

On December 2, 2024, the Company entered into a secured promissory note with an entity controlled by the Company’s Chief Executive Officer in the principal amount of $11,699,916. The note was for the purchase of certain land and permits from an entity controlled by the Company’s Chief Executive Officer and is secured by such property. There were non-cash proceeds of $11,699,916 used to purchase the land and equipment. The note matures on March 31, 2025 and accrues interest at 10% per annum. The note requires monthly payments of $2,983,309, however in the event such payment would result in the Company having less than $3 million cash on hand, such payment is delayed without penalty until the following month and the maturity date of the note extended. There was amortization of debt discount of $0 during the nine months ended September 30, 2025 and 2024. The Company made payments of $2,300,000 towards the principal of the note during the nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, the note had a principal balance and accrued interest of $5,391,859 and $7,826,655, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,373,040 for a purchase price of $1,026,844. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $19,070. The note matures on February 3, 2031. There was amortization of debt discount of $49159 and $0 during the nine months ended September 30, 2025 and 2024, respectively. There were payments of $115,420 and $0 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a balance of $944,523 and $0 net of an unamortized debt discount of $313,097 and $0, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,000,107 for a purchase price of $769,383. The note is secured by certain assets of the Company. There were non-cash proceeds of $29,853 used to purchase equipment. The Company is required to make monthly payments in the amount of $14,305. The note matures on February 3, 2031. There was amortization of debt discount of $26,445 and $0 during the nine months ended September 30, 2025 and 2024, respectively. There were payments of $85,830 and $0 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a balance of $708,616 and $0 net of an unamortized debt discount of $205,661 and $0, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,517,127 for a purchase price of $1,167,350. The note is secured by certain assets of the Company. There were non-cash proceeds of $45,273 used to purchase equipment. The Company is required to make monthly payments in the amount of $21,700. The note matures on February 3, 2031. There was amortization of debt discount of $4,414 and $0 during the nine months ended September 30, 2025 and 2024, respectively. There were payments of $131,200 and $0 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a balance of $1,074,690 and $0 net of an unamortized debt discount of $311,236 and $0, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,213,693 for a purchase price of $898,653. The note is secured by certain assets of the Company. There were non-cash proceeds of $36,227 used to purchase equipment. The Company is required to make monthly payments in the amount of $17,360. The note matures on February 3, 2031. There was amortization of debt discount of $2,025 and $0 during the nine months ended September 30, 2025 and 2024, respectively. There were payments of $104,160 and $0 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a balance of $859,926 and $0 net of an unamortized debt discount of $249,607 and $0, respectively.

On May 28, 2025, the Company entered into a secured promissory note in the principal amount of $1,658,880 for a purchase price of $1,240,690. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $23,040. The note matures on May 28, 2031. There was amortization of debt discount of $615 and $0 during the nine months ended September 30, 2025 and 2024, respectively. There were payments of $46,080 and $0 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a balance of $1,195,225 and $0 net of an unamortized debt discount of $417,575 and $0, respectively.

On May 28, 2025, the Company entered into a secured promissory note in the principal amount of $1,327,680 for a purchase price of $992,852. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $7,383. The note matures on May 28, 2031. There was amortization of debt discount of $(10,558) and $0 during the nine months ended September 30, 2025 and 2024, respectively. There were payments of $25,823 and $0 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note had a balance of $956,471 and $0 net of an unamortized debt discount of $345,386 and $0, respectively.

The following table details the current and long-term principal due under non-convertible notes as of September 30, 2025.

	Principal	Principal
	(Current)	(Long Term)
GM Financial (Issued April 11, 2022)	$-	$-
Non-Convertible Note (Issued March 8, 2019)	-	5,000
Deed of Trust Note (Issued September 1, 2022)	53,712	494,611
Deed of Trust Note (Issued September 1, 2022)	53,712	494,611
Equipment Finance Note (Issued April 21, 2022)	231,611	-
Equipment Finance Note (Issued September 14, 2022)	-	-
Equipment Finance Note (Issued November 28, 2022)	-	-
Equipment Finance Note (Issued November 28, 2022)	-	-
Equipment Finance Note (Issued November 28, 2022)	-	-
Equipment Finance Note (Issued December 15, 2022)	-	-
Equipment Finance Note (Issued January 10, 2023)	239,315	-
Equipment Finance Note (Issued January 12, 2023)	-	-
Equipment Finance Note (Issued February 24, 2023)	147,366	-
Equipment Finance Note (Issued February 23, 2023)	199,140	422,803
Equipment Finance Note (Issued April 12, 2023)	-	-
Equipment Finance Note (Issued February 3, 2025)	228,840	1,028,780
Equipment Finance Note (Issued February 3, 2025)	171,660	742,617
Equipment Finance Note (Issued February 3, 2025)	260,400	1,125,526
Equipment Finance Note (Issued February 3, 2025)	208,320	901,213
Equipment Finance Note (Issued May 28, 2025)	276,480	1,025,377
Equipment Finance Note (Issued May 28, 2025)	88,599	1,524,200
SAFTs	-	85,000
DWM Property Note	5,391,859	-
Debt Discount	(338,729)	(1,691,508)
Total Principal of Non-Convertible Notes	$7,212,285	$6,158,228

Total principal payments due on non-convertible notes for 2025 through 2028 and thereafter is as follows:

Year ended December 31,
2025	$5,989,437
2026	1,928,792
2027	1,540,863
2028	1,515,601
Thereafter	4,408,056

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2025 and December 31, 2024, the Company owed accounts payable and accrued expenses of $6,966,076 and $5,893,351, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	September 30,	December 31,
	2025	2024
Accounts Payable	$1,740,347	$2,364,398
Credit Cards	28,493	25,118
Accrued Interest	2,758,985	2,439,466
Accrued Expenses	2,438,251	1,064,369
Total Accounts Payable and Accrued Expenses	$6,966,076	$5,893,351

NOTE 10 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. As of September 30, 2025 and December 31, 2024, the Company owed payroll tax liabilities, including penalties, of $3,946,411 and $3,946,410 respectively, to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

On November 18, 2025, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (the “Q3 Form 10-Q”). The letter further stated that upon further review, the Company did not meet the terms of the previous exception granted to the Company and that trading of the Company’s common stock would be suspended at the opening of business on November 28, 2025 and the Company’s securities would be subsequently delisted from Nasdaq unless the Company requested a hearing to appeal Nasdaq’s determination by November 25, 2025. On November 18, 2025, the Company filed the Q1 Form 10-Q with the SEC. On November 21, 2025, the Company formally requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the November 18, 2025 determination (the “Hearing”). The Hearing was held on January 13, 2026. On January 27, 2026, the Panel notified the Company that it granted the Company’s request for continued listing subject to the Company filing the Q2 Form 10-Q on or before February 6, 2026 and filing the Q3 Form 10-Q on or before March 6, 2026. On February 5, 2026, the Company filed the Q2 Form 10-Q with the SEC.

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

ROU assets and liabilities consist of the following:

	September 30,	December 31,
	2025	2024

ROU assets – related party	$-	$-
ROU assets	559,434	1,048,070
Total ROU assets	$559,434	$1,048,070

Current portion of lease liabilities – related party	$-	$-
Current portion of lease liabilities	272,566	331,545
Long term lease liabilities, net of current portion	279,786	773,820
Total lease liabilities	$552,352	$1,105,365

Aggregate minimum future commitments under non-cancelable operating leases and other obligations at September 30, 2025 were as follows:

Year ended December 31,
2025	$67,974
2026	272,476
2027	254,448
2028	40,000
Total Minimum Lease Payments	$634,898
Less: Imputed Interest	$(82,546)
Present Value of Lease Payments	$552,352
Less: Current Portion	$(272,566)
Long Term Portion	$279,786

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2024. Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the nine months ended September 30, 2025 and 2024 was $396,948 and $1,560,661, respectively. Rent expense for the three months ended September 30, 2025 and 2024 was $109,829 and 545,166, respectively At September 30, 2025, the leases had a weighted average remaining lease term of 2.3 years and a weighted average discount rate of 10%.

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

As of September 30, 2025, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2025 and December 31, 2024:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$-	$-	$-	$-

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$-	$-	$-	$-

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended September 30, 2025 and the year ended December 31, 2024:

Balance, December 31, 2023	$-
Establishment of derivative liability upon authorized share shortfall	64,951,789
Gain on change in fair value of derivative liability	(48,314,949)
Settlement of derivative liability upon correction of authorized share shortfall	(16,636,840)
Mark to market to December 31, 2024	-
Balance, December 31, 2024	$-
Mark to market to September 30, 2025	-
Balance, September 30, 2025	$-

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

As of September 30, 2025, there were 0 shares of Series D issued and outstanding.

Series A-1

On November 15, 2024, the Company authorized the issuance of 450,000 shares of Series A-1 Preferred Stock, par value $0.001 per share. The Series A-1 Preferred Stock has a $1,000 stated value per share and each share is convertible into common stock at 0.0001% of the then-outstanding shares of common stock at the election of the holder, provided that in no case shall the common stock issued be greater than 45% of the authorized common stock. The Series A-1 have a liquidation preference senior to common, do not bear dividends, and are entitled to vote on an as-converted basis.

On December 2, 2024, the Company issued 450,000 shares of Series A-1 Preferred Stock as consideration for land and permits purchased from DWM Properties, LLC, controlled by the Company’s Chief Executive Officer. The value of the shares of Series A-1 was calculated on an as-converted basis at $3,300,048.

As of September 30, 2025, there were 450,000 shares of Series A-1 Preferred Stock issued and outstanding.

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

During the nine months ended September 30, 2025, the Company issued 3,427 shares of common stock for services rendered.

During the nine months ended September 30, 2025, the Company issued 192,251 shares of common stock pursuant to the cashless exercises of warrants.

During the nine months ended September 30, 2025, the Company issued 224,039 shares of common stock and warrants pursuant to purchase agreements for total cash proceeds of approximately $11,041,070, gross of offering costs. Additionally, 36,364 were held in abeyance at the agreement of the shareholder, and a liability of $1,334,800 was recorded as a stock subscription payable on the Company’s condensed consolidated balance sheet. These shares were issued during the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, the Company issued 36,364 shares of common stock and warrants pursuant to the stock subscription payable of $1,334,800 recorded as of March 31, 2025.

During the nine months ended September 30, 2025, the Company issued 159 shares of common stock pursuant to rounding upon the effectuation of a reverse stock split.

As of September 30, 2025 and December 31, 2024 there were 693,431 and 237,191 shares of common stock issued and outstanding, respectively.

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

On May 16, 2024 as a result of the issuance of additional warrants under the security purchase agreements, the Company no longer had sufficient authorized shares in the event that all potentially dilutive instruments were exercised. The Company accounted for the warrants affected under a sequencing approach as a derivative liability under ASC 815 due to the lack of net share settlement. The Company debited additional paid in capital $64,951,789 to establish the derivative liability. Upon the Company enacting the Reverse Stock Split on May 31, 2024, the authorized share shortfall was alleviated and the Company credited additional paid in capital $16,636,840, after the reclassification into equity. See Note 18 for further details

During the nine months ended September 30, 2025, the Company credited additional paid-in capital approximately $9.1 million related to the issuance of common stock and warrants pursuant to purchase agreements for cash, net of offering costs.

During the nine months ended September 30, 2025, the Company recorded a deemed dividend of approximately $3.0 million in additional paid-in capital for the reduction in the exercise price of certain outstanding warrants.

During the nine months ended September 30, 2025, the Company recognized $99,997 in additional paid-in capital for common stock issued for services rendered.

During the nine months ended September 30, 2025, the Company recognized $192 in additional paid-in capital for common stock issued pursuant to the cashless exercise of warrants.

During the nine months ended September 30, 2025, the Company recognized $1,334,764 in additional paid-in capital pursuant to the issuance of stock underlying the to the stock subscription payable of $1,334,800 recorded as of March 31, 2025.

During the nine months ended September 30, 2025, the Company recognized $1,489 in additional paid in capital pursuant to rounding for the effectuation of a reverse stock split.

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

During the three months ended September 30, 2025, an additional 98,246 warrants were cashlessly exercised into 137,185 shares of common stock.

A summary of the warrant activity for the nine months ended September 30, 2025 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2024	104,319	$323.40	4.40	$-
Exercisable at December 31, 2024	104,319	$323.40	4.40	$-
Granted	282,339	$43.34
Exercised	(381,587)	$43.34
Cancelled/Exchanged	-	-
Outstanding at September 30, 2025	5,071	$169.92	3.56	$-
Exercisable at September 30, 2025	5,071	$169.92	3.56	$-

Exercise	Warrants	Weighted Avg.	Warrants
Price	Outstanding	Remaining Life	Exercisable
$165.00	4,910	3.63	4,910
320.10	161	1.42	161
	5,071	3.56	5,071

The aggregate intrinsic value of outstanding stock warrants was $0 based on warrants with an exercise price less than the Company’s stock price of $6.78 as of September 30, 2025 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 17 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), our 2021 Equity Incentive Plan in September 2021 (“2021 Plan”), our 2022 Equity Incentive Plan in November 2022, our 2023 Equity Incentive Plan in October 2023 (“2023 Plan”), and our 2024 Equity Incentive Plan in May 2024 (“2024 Plan”, and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2017 Plan, 2018 Plan, 2021 Plan, 2022 Plan, and 2023 Plan, the “Plans”). The Plans are identical, except for the number of shares reserved for issuance under each. In July 2024, shareholders amended our 2024 Plan to increase the number of shares reserved for issuance thereunder by 27,091 to a total of 27,273 shares. As of September 30, 2025, the Company had granted an aggregate of 13,969 securities under the Plans since inception, with 13,387 shares available for future issuances.

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

There were no options issued during the three or nine months ended September 30, 2025.

A summary of the stock option activity for the nine months ended September 30, 2025 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2024	220	$2,723,710	2.47	$-
Exercisable at December 31, 2024	220	$2,723,710	2.47	$-
Granted
Exercised
Forfeiture/Cancelled	(14)	$2,475,000
Outstanding at September 30, 2025	206	$3,723,473	1.49	$-
Exercisable at September 30, 2025	206	$3,723,473	1.49	$-

Exercise	Number of	Remaining	Number of
Price	Options	Life In Years	Options Exercisable
$378,500 – 1,237,500	22	3.10	22
$1,237,501 – 2,475,000	9	2.20	9
$2,475,001 – 3,712,500	35	1.13	35
$3,712,501 – 4,950,000	112	1.28	112
$4,950,001 – 5,296,500	28	1.30	28

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $6.78 as of September 30, 2025, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the nine months ended September 30, 2025 and 2024 was $0 and $0, respectively. Unrecognized compensation expense was $0 as of September 30, 2025.

NOTE 18 – RELATED PARTY TRANSACTIONS

Agreements with Danny Meeks and Affiliates of Danny Meeks

Related-Party Hauling, Mechanic, Equipment Rental, and Miscellaneous Services

During the nine months ended September 30, 2025 and 2024, the Company provided $383,781 and $483,139 in hauling services to an entity controlled by the Company’s Chief Executive Officer, respectively.

During the nine months ended September 30, 2025 and 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $974,149 and $1,152,698 for hauling services rendered to the Company, respectively.

During the nine months ended September 30, 2025 and 2024, the Company paid entities controlled by the Company’s Chief Executive Officer $0 and $147,401 for scrap metal provided to the Company, respectively.

During the nine months ended September 30, 2025 and 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $0 and $847,326 for mechanic and repair services provided to the Company.

During the nine months ended September 30, 2025 and 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $21,983 and $506,358 for equipment rentals provided to the Company.

During the nine months ended September 30, 2025 and 2024, the Company received $56,100 and $0 in other income - related party for the rental of equipment to an entity controlled by the Company’s Chief Executive Officer, respectively.

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

The following tables provide our results by segment:

	Nine Months Ended September 30, 2025
	Scrap Metal
	Recycling	Hauling	Other	Total
Revenues	$20,487,597	$10,504,713	$57,500	$31,049,810
Cost of revenues	(17,164,347)	(4,787,785)	-	(21,952,132)
Gross Profit:	$3,323,250	$5,716,928	$57,500	$9,097,678

Operating Expenses				$(22,548,920)
Other Expenses				(1,409,776)
Deemed Dividends				(2,999,964)
Net loss available to common shareholders				$(17,860,982)

	Nine Months Ended September 30, 2024
	Scrap Metal
	Recycling	Hauling	Other	Total
Revenues	$16,785,677	$7,992,970	$113,212	$24,891,859
Cost of revenues	(11,594,822)	(4,203,642)	-	(15,798,464)
Gross Profit:	$5,190,855	$3,789,328	$113,212	$9,093,395

Operating Expenses				$(25,302,888)
Other Expenses				10,672,636
Deemed Dividends				(76,528,836)
Net loss available to common shareholders				$(82,065,693)

	Three Months Ended September 30, 2025
	Scrap Metal
	Recycling	Hauling	Other	Total
Revenues	$8,979,952	$3,683,600	$12,500	$12,676,052
Cost of revenues	(7,655,990)	(1,522,212)	-	(9,178,202)
Gross Profit:	$1,323,962	$2,161,388	$12,500	$3,497,850

Operating Expenses				$(8,416,190)
Other Expenses				(359,339)
Deemed Dividends				-
Net loss available to common shareholders				$(5,277,679)

	Three Months Ended September 30, 2024
	Scrap Metal
	Recycling	Hauling	Other	Total
Revenues	$5,177,393	$3,289,694	$38,100	$8,505,187
Cost of revenues	(3,421,938)	(1,537,970)	-	(4,959,908)
Gross Profit:	$1,755,455	$1,751,724	$38,100	$3,545,279

Operating Expenses				$(7,981,875)
Other Expenses				(361,070)
Deemed Dividends				-
Net loss available to common shareholders				$(4,797,666)

NOTE 20 – SUBSEQUENT EVENTS

Nasdaq Filing Rule Deficiencies

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

On August 22, 2025, the Company received an additional delinquency notification letter (the “Notice”) from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 (the “Q2 Form 10-Q”). The Staff informed the Company that is has until September 8, 2025 to submit an updated plan to regain compliance with Nasdaq Listing Rule 5550(a)(2). On September 5, 2025, the Company submitted its revised plan to Nasdaq to regain compliance, and Nasdaq accepted its plan to evidence compliance by 180 calendar days from the due date of the Q1 Form 10-Q, or until November 17, 2025. On November 18, 2025, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (the “Q3 Form 10-Q”). The letter further stated that upon further review, the Company did not meet the terms of the previous exception granted to the Company and that trading of the Company’s common stock would be suspended at the opening of business on November 28, 2025 and the Company’s securities would be subsequently delisted from Nasdaq unless the Company requested a hearing to appeal Nasdaq’s determination by November 25, 2025. On November 18, 2025, the Company filed the Q1 Form 10-Q with the SEC. On November 21, 2025, the Company formally requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the November 18, 2025 determination (the “Hearing”). The Hearing was held on January 13, 2026. On January 27, 2026, the Panel notified the Company that it granted the Company’s request for continued listing subject to the Company filing the Q2 Form 10-Q on or before February 6, 2026 and filing the Q3 Form 10-Q on or before March 6, 2026. On February 5, 2026, the Company filed the Q2 Form 10-Q with the SEC.

Warrant Exercises

Subsequent to September 30, 2025, two shareholders cashlessly exercised 181,599 warrants into 136,200 shares of common stock.

Appointment of Chelsea Pullano as Chief Financial Officer of the Company

Effective as of February 5, 2026, the board of directors (“Board”) of the Company appointed Chelsea Pullano as Chief Financial Officer of the Company. In connection with Ms. Pullano’s appointment, Danny Meeks resigned as the interim Chief Financial Officer of the Company. Ms. Pullano’s appointment is in connection with the Company’s entry into the scope of work agreement (the “CFO Agreement”) with MACK Financial Solutions, LLC (“MACK”), dated January 2, 2026, pursuant to which MACK agreed to provide professional services to the Company, including oversight of all bookkeeping, financial reporting and SEC reporting duties of the Company (collectively, the “MACK Services”) and Ms. Pullano serving as the part-time Chief Financial Officer of the Company, subject to her appointment by the Board. As CFO, Ms. Pullano will provide strategic financial oversight and executive-level support to the Company, including review and certification of SEC filings, financial reporting coordination with auditors, legal counsel, and other outsourced accounting professionals, and other responsibilities customarily performed by a CFO of a public company (collectively, the “CFO Services” and together with the MACK Services, the “Services”).

In consideration of the Services to be performed, the Company will pay MACK $7,500 per month for the CFO Services and an aggregate of $12,500 per month for the MACK Services. Additionally, Ms. Pullano will be entitled to the same indemnification, advancement of expenses, and other protections afforded to similarly situated officers of the Company under its organizational documents and applicable law. The CFO Agreement may be terminated by either the Company or MACK upon thirty days’ notice.

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

Empire is headquartered in Chesapeake, Virginia and employs 180 people as of March 6, 2025.

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

Results of Operations

For the Three Months Ended September 30, 2025 and 2024

	For the three months ended September 30,
			$	%
	2025	2024	Change	Change
Revenue	$12,676,052	$8,505,187	$4,170,865	49.04%

Gross Profit	3,497,850	3,545,279	(47,429)	(1.34)%

Operating Expenses	8,416,190	7,981,875	434,315	5.44%

Loss from Operations	(4,918,340)	(4,436,596)	(481,744)	(10.86)%

Other Income (Expense)	(359,339)	(361,070)	1,731	(0.48)%

Net Loss Available to Common Stockholders	$(5,277,679)	$(4,797,666)	$(480,013)	(10.01)%

Revenues

For the three months ended September 30, 2025, we generated $12,676,052 in revenues, as compared to $8,505,187 during the same period in 2024, an increase of $3,410,765. This increase was primarily due to increases in metal and hauling revenue.

Our cost of revenues increased to $9,178,202 for the three months ended September 30, 2025 from $4,959,908 during the same period in 2024, an increase of $4,218,294, primarily due to an increase in hauling costs.

Our gross profit was $3,497,850 during the three months ended September 30, 2025, a decrease of $47,429 from $3,545,279 during the same period in 2024 primarily due to a decline in margins on the Company’s hauling and metal revenue.

Operating Expenses

For the three months ended September 30, 2025 and 2024, our operating expenses were $8,416,190 and $7,981,875 respectively, an increase of $434,315. There was an increase in payroll and related expenses of $824,678 as payroll and related expenses were $3,098,663 for the three months ended September 30, 2025 as compared to $2,273,985 for the same period in 2024 which was the result of expanding operations. Advertising expense increased by $9,802 to $10,818 for the three months ended September 30, 2025 as compared to $1,016 for the same period in 2024 due to a refund received by the Company. Depreciation of fixed assets, along with amortization of intangible assets, increased by $232,758 to $2,158,931 for the three months ended September 30, 2025 from $1,926,173 in 2024 as a result of the Company the acquisition of additional fixed assets during the nine months ended September 30, 2025. There were hauling and equipment maintenance costs of $2,070,847 during the three months ended September 30, 2025, as compared to $1,785,388 during the same period in 2024, an increase of $285,459, due to the Company expanding its fleet of trucks. Consulting, accounting, and legal expenses decreased to $217,238 during the three months ended September 30, 2025 from $246,034 during the same period in 2024, a decrease of $28,796 as a result of the Company having less corporate activity during the nine months ended September 30, 2025 compared to the same period in 2024. There was a decrease in rent, utilities, and property maintenance expenses as a result of the Company acquiring the equipment on certain properties, decreasing $365,822 from $671,178 during the three months ended September 30, 2024 to $305,356 during the same period in 2025. There was a stock based compensation for services of $0 during the three months ended September 30, 2025, as compared to $0 during the same period in 2024. There was stock based compensation of $0 during the three months ended September 30, 2025, as compared to $20,709 during the same period in 2024, a decrease of $20,709 primarily related to a decrease in corporate branding activities in 2025 compared to 2024.

Our other general and administrative expenses decreased to $852,769 for the three months ended September 30, 2025 from $1,057,392 for the same period in 2024, a decrease of $204,623, as a result of the Company managing its overhead more efficiently.

The change in these expenditures resulted in our total operating expenses increasing to $8,416,190 during the three months ended September 30, 2025 compared to $7,981,875 during the three months ended September 30, 2024, an increase of $434,315.

Loss from Operations

Our loss from operations increased by $481,744 to $4,918,340 during the three months ended September 30, 2025, from $4,436,596 during the three months ended September 30, 2024 for the reasons discussed above.

Other Income (Expense)

During the three months ended September 30, 2025, we generated other expenses of $(359,339), as compared to other expenses of $(361,070) for the same period in 2024, a decrease of $1,731. Interest expenses and amortization of debt discount decreased to $(326,313) during the three months ended September 30, 2025 from $(361,070) during the three months ended September 30, 2024. Loss on extinguishment of debt increased to $33,026 during the three months ended September 30, 2025, as compared to $0 during the three months ended September 30, 2024.

Deemed Dividend

During the three months ended September 30, 2025 and 2024, there were $0 in deemed dividends.

Net Loss Available to Common Stockholders

Our net loss was $5,277,679 for the three months ended September 30, 2025, as compared to $4,797,666 during the same period in 2024, an increase of $480,013, for the reasons discussed above.

For the Nine Months Ended September 30, 2025 and 2024

	For the Nine Months Ended September 30,
			$	%
	2025	2024	Change	Change
Revenue	$31,049,810	$24,891,859	$6,157,951	24.74%

Gross Profit	9,097,678	9,093,395	4,283	0.05%

Operating Expenses	22,548,920	25,302,888	(2,753,968)	(10.88)%

Loss from Operations	(13,451,242)	(16,209,493)	2,758,251	(17.02)%

Other Income (Expense)	(1,409,776)	10,672,636	(12,082,412)	(113.21)%

Net Loss Available to Common Stockholders	$(17,860,982)	$(82,065,693)	$64,204,711	(78.24)%

Revenues

For the nine months ended September 30, 2025, we generated $31,049,810 in revenues, as compared to $24,891,859 during the same period in 2024, an increase of $6,157,951. This increase was primarily due to an increase in metal revenue and hauling revenue.

Our cost of revenues increased to $21,952,132 for the nine months ended September 30, 2025 from $15,798,464 during the same period in 2024, an increase of $6,153,668, primarily due to an increase in hauling costs.

Our gross profit was $9,097,678 during the nine months ended September 30, 2025, an increase of $4,283 from $9,093,395 during the same period in 2024 primarily due to a slight in margins on the Company’s hauling and metal revenue.

Operating Expenses

For the nine months ended September 30, 2025 and 2024, our operating expenses were $22,548,920 and $25,302,888 respectively, a decrease of $2,753,968. There was an increase in payroll and related expenses of $1,912,842 from $5,717,836 for the nine months ended September 30, 2024 as compared to $ 7,630,678 for the same period in 2025 as the Company focused on hiring key personnel for growth. Advertising expense increased by $60,972 to $64,362 for the nine months ended September 30, 2025 as compared to $3,390 for the nine months ended September 30, 2024 as the Company focused on expanding operations. Depreciation of fixed assets, along with amortization of intangible assets, increased by $1,215,922 to $6,433,142 for the nine months ended September 30, 2025 as compared to $5,217,220 for the nine months ended September 30, 2024 as a result of the Company acquiring additional fixed assets. There were hauling and equipment maintenance costs of $4,171,731 during the nine months ended September 30, 2025 as compared to $4,161,223 during the nine months ended September 30, 2024, an increase of $10,508. Consulting, accounting, and legal expenses decreased to $817,330 during the nine months ended September 30, 2025 from $2,480,179 during the same period in 2024, a decrease of $1,662,849. There was a decrease in rent expenses as a result of the Company acquiring the equipment on certain properties, decreasing $1,190,034 from $1,959,310 during the nine months ended September 30, 2024 to $769,276 during the same period in 2025. There was stock based compensation of $100,000 during the nine months ended September 30, 2025 as compared to $3,004,909 during the nine months ended September 30, 2024, a decrease of $2,904,909 primarily related to the Company’s higher number of registered direct offerings in 2024. There was no stock compensation during the nine months ended September 30, 2025, as compared to $62,375 during the same period in 2024, a decrease of $62,375.

Our other general and administrative expenses increased to $2,811,644 for the nine months ended September 30, 2025 from $2,696,446 for the same period in 2024, an increase of $115,198, as a result of the Company expanding its operations

The change in these expenditures resulted in our total operating expenses decreasing to $22,548,920 during the nine months ended September 30, 2025 compared to $25,302,888 during the nine months ended September 30, 2024, a decrease of $2,753,968.

Loss from Operations

Our loss from operations decreased by $2,758,251 to $13,451,242 during the nine months ended September 30, 2025, from $16,209,493 during the nine months ended September 30, 2024 for the reasons discussed above.

Other Income (Expense)

During the nine months ended September 30, 2025, we generated other expenses of $(1,409,776), as compared to other income of $10,672,636, for the same period in 2024, a change of $12,082,412. There was a gain on settlement of non-convertible notes and advances of $980,769 and $1,056,962 for the nine months ended September 30, 2025 and 2024, respectively. Interest expenses and amortization of debt discount decreased to $2,473,615 during the nine months ended September 30, 2025 from $5,053,210 during the nine months ended September 30, 2024. Expense for shares issued for financing decreased to $0 during the nine months ended September 30, 2025 from $52,182 during the nine months ended September 30, 2024. Loss on conversion of convertible notes decreased to $0 during the nine months ended September 30, 2025 from $(14,213,480) during the nine months ended September 30, 2024. Other income increased to $26,970 during the nine months ended September 30, 2025 from $1,351 during the nine months ended September 30, 2024. There was a gain on extinguishment of debt of $980,769 during the nine months ended September 30, 2025 as compared to loss of $(16,351,827) during the nine months ended September 30, 2024. There was a change of derivative liabilities of $0 during the nine months ended September 30, 2025 as compared to $48,314,949 during the nine months ended September 30, 2024.

Deemed Dividend

During the nine months ended September 30, 2025, there was a deemed dividend of $2,999,964 for the reduction of exercise price of warrants, as compared to $52,574,896 during the same period in 2024, a change of $49,574,932.

During the nine months ended September 30, 2025, there was a deemed dividend of $0 for the reduction of the conversion price of a debt note, as compared to $23,953,940 during the same period in 2024, a change of $23,953,940.

Net Loss Available to Common Stockholders

Our net loss was $17,860,982 during the nine months ended September 30, 2025, as compared to $82,065,693 during the same period in 2024, a change of $64,204,711, for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2025 was $5,860,291 as compared to $14,756,026 for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the cash flows used in operating activities were driven by a net loss of $14,861,018, amortization of right of use assets of $488,636, depreciation and amortization of $6,433,142, decrease in due to related parties of $1,318,511, increase in prepaid expenses of $7,212, stock based compensation of $100,000, interest and amortization of debt discount of $2,473,615, an increase in accounts receivable of $614,256, a gain on sale of asset of $249,243, increase in accounts payable and accrued expenses of $220,029, principal payments made on operating lease liability of $521,216, and increase in inventories of $112,372. Net cash used in operating activities for the nine months ended September 30, 2025 was $5,860,291 as compared to net cash used in operating activities of $14,756,026 for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, net cash used in operating activities was driven by a net loss of $5,536,857, depreciation and amortization of $5,217,220, amortization of right of use assets (related-party) of $76,874, amortization of right of use assets of $162,057, loss on conversion of debt of $14,213,480, stock based compensation of $62,375, equity issued for warrant inducement of $3,029,927, loss on extinguishment of debt of $16,351,827, warrants issued for financing of $3,004,909, payment of due to related parties of $2,070,402, increase of prepaid expenses of $293,136, a decrease of accounts payable and accrued expenses of $929,322, change in fair value of derivative liabilities of $48,314,949, a decrease in operating lease liabilities of $194,162, a gain on the settlement of non-convertible notes payable and advances of $1,056,962, interest and amortization of debt discount of $5,053,210, an increase in accounts receivable of $1,384,461, and an increase in inventories of $1,944,850, accrued payroll and related expenses of $202,804.

Net cash used in investing activities was $1,070,317 and $10,302,216 for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, there was cash used in the purchase of equipment of $1,520,748 and cash received for the disposal of assets of $450,341. For the nine months ended September 30, 2024, there was cash used in the purchase of equipment of $10,302,216.

Net cash provided by financing activities was $5,804,511 during the nine months ended September 30, 2025, as compared to $38,711,738 during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, there were proceeds from sales of common stock and warrants of $10,478,606, bank overdrafts of $(79,577), repayment of non-convertible notes of $2,294,518, and repayment of convertible notes of $2,300,000. During the nine months ended September 30, 2024, the Company received $2,843,950 from the issuance of factoring advances, $40,369,116 from the sale of common stock with warrants, $2,834,632 from warrant exercises, and $247,842 from bank overdrafts, while utilizing $2,548,331 in the repayment of non-convertible notes, $3,538,388 for the repayment of factoring advances, and $1,497,083 for the repayment of convertible notes.

Capital Resources

As of September 30, 2025, we had cash on hand of $1,450,367. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Required Capital over the Next Fiscal Year

As of September 30, 2025, the Company had cash of $1,450,367 and a working capital deficit (current liabilities in excess of current assets) of $(13,715,081). The accumulated deficit as of September 30, 2025 was $(514,174,816). For the nine months ended September 30, 2025, the Company had a loss from operations of $13,451,242 and cash used in operating activities of $5,860,291. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

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

Recent Developments

Appointment of Chelsea Pullano as Chief Financial Officer of the Company

Effective as of February 5, 2026, the board of directors (“Board”) of the Company appointed Chelsea Pullano as Chief Financial Officer of the Company. In connection with Ms. Pullano’s appointment, Danny Meeks resigned as the interim Chief Financial Officer of the Company. Ms. Pullano’s appointment is in connection with the Company’s entry into the scope of work agreement (the “CFO Agreement”) with MACK Financial Solutions, LLC (“MACK”), dated January 2, 2026, pursuant to which MACK agreed to provide professional services to the Company, including oversight of all bookkeeping, financial reporting and SEC reporting duties of the Company (collectively, the “MACK Services”) and Ms. Pullano serving as the part-time Chief Financial Officer of the Company, subject to her appointment by the Board. As CFO, Ms. Pullano will provide strategic financial oversight and executive-level support to the Company, including review and certification of SEC filings, financial reporting coordination with auditors, legal counsel, and other outsourced accounting professionals, and other responsibilities customarily performed by a CFO of a public company (collectively, the “CFO Services” and together with the MACK Services, the “Services”).

In consideration of the Services to be performed, the Company will pay MACK $7,500 per month for the CFO Services and an aggregate of $12,500 per month for the MACK Services. Additionally, Ms. Pullano will be entitled to the same indemnification, advancement of expenses, and other protections afforded to similarly situated officers of the Company under its organizational documents and applicable law. The CFO Agreement may be terminated by either the Company or MACK upon thirty days’ notice.

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

On November 18, 2025, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (the “Q3 10-Q”). The letter further stated that upon further review, the Company did not meet the terms of the previous exception granted to the Company and that trading of the Company’s common stock would be suspended at the opening of business on November 28, 2025 and the Company’s securities would be subsequently delisted from Nasdaq unless the Company requested a hearing to appeal Nasdaq’s determination by November 25, 2025. On November 18, 2025, the Company filed the Q1 10-Q with the SEC. On November 21, 2025, the Company formally requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the November 18, 2025 determination (the “Hearing”). The Hearing was held on January 13, 2026. On January 27, 2026, the Panel notified the Company that it granted the Company’s request for continued listing subject to the Company filing the Q2 Form 10-Q on or before February 6, 2026 and filing the Q3 Form 10-Q on or before March 6, 2026. On February 5, 2026, the Company filed the Q2 10-Q with the SEC.

Resolution of Minimum Bid Price Deficiency

As previously reported by the Company, on September 13, 2024, the Company received written notice (the “Notice”) from The Nasdaq Listing Qualification Department (“Nasdaq”) notifying the Company that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. The Notice indicated that the Company had 180 calendar days, or until March 12, 2025, to regain compliance with the Minimum Bid Price Requirement. On March 13, 2025, Nasdaq notified the Company that although the Company has not regained compliance with the Minimum Bid Price Requirement, the Company was eligible to receive an additional 180 calendar day period or until September 8, 2025, to regain compliance with the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(a)(3)(A). On August 13, 2025, the Company’s shareholders approved at its 2025 annual meeting a proposal granting the Board discretionary authority to effect one or more consolidations of the issued and outstanding shares of common stock of the Company, pursuant to which the shares of common stock would be combined and reclassified into one share of common stock at a ratio within the range from 1-for-2 up to 1-for-150. On August 20, 2025, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its issued common stock, par value $0.001 per share, in the ratio of 1-for-110 (the “Reverse Stock Split”), which was effective at 5:00 p.m., eastern time, on August 22, 2025. The common stock began trading on a split-adjusted basis at the market open on Monday, August 25, 2025. On September 9, 2025, the Company received formal notice from the staff of the Listing Qualifications Department of Nasdaq that the Company had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). As a result, listing matter was closed.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

(3) List of Exhibits.

			Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Plan of Reorganization, dated March 18, 2014.	S-1	333-196735	2.1	June 13, 2014
2.2	Agreement and Plan of Merger between MassRoots, Inc., Empire Merger Corp., Empire Services, Inc. and Danny Meeks, as the sole shareholder, dated September 30, 2021	8-K	000-55431	10.1	October 6, 2021
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	8-K/A	000-55431	3.1	June 19, 2018
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation effective September 30, 2021, field with the Secretary of State on September 30, 2021	8-K	000-55431	3.1	October 6, 2021
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-55431	3.1	February 25, 2022
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-55431	3.2	February 25, 2022
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41452	3.1	June 3, 2024

3.6	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock.	8-K	000-55431	3.1	April 2, 2024
3.7	Certificate of Elimination relating to the Series D Preferred Stock, dated May 29, 2024	8-K	001-41452	3.1	June 3, 2024
3.8	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock of Greenwave Technology Solutions, Inc., dated November 13, 2024	8-K	001-41452	3.1	November 18, 2024
3.9	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	001-41452	3.1	August 25, 2025
3.10	Amended and Restated Bylaws of the Registrant.	8-K	001-41452	3.1	November 29, 2022
3.11	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant	DEF 14A	001-41452	Appendix A	June 3, 2024
4.1	Form of Common Stock Certificate.	S-1	333-196735	4.1	June 13, 2014
4.2	Form of Warrant dated July 2023	8-K	000-55431	4.1	August 3, 2023
4.3	Form of Senior Note dated July 2023	8-K	000-55431	4.2	August 3, 2023
4.4	Form of Secured Promissory Note dated July 31, 2023. Issued to DWM Properties LLC	8-K	000-55431	4.3	August 3, 2023
4.5	Form of Warrant issued to Purchasers, dated August 2023	8-K	000-55431	4.1	August 21, 2023
4.6	Form of Placement Agent Warrant, dated August 2023	8-K	000-55431	4.2	August 21, 2023
4.7	Form of Warrant	8-K	000-55431	4.1	December 6, 2021
4.8	Form of Senior Note	8-K	000-55431	4.2	December 6, 2021
4.9	Form of Inducement Warrant	8-K	001-41452	4.1	March 18, 2024
4.10	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	April 22, 2024
4.11	Form of Financial Advisor Warrant	8-K	001-41452	4.2	April 22, 2024
4.12	Amendment to Senior Secured Convertible Promissory Note, dated as of May 3, 2024, by and among Greenwave Technology Solutions, Inc. and the Holders party thereto.	8-K	001-41452	4.1	May 3, 2024
4.13	Waiver Agreement, dated as of May 9, 2024, by and among Greenwave Technology Solutions, Inc. and the Purchasers party thereto.	8-K	001-41452	4.1	May 9, 2024
4.14	Form of Warrant issued to Purchasers	10-Q	001-41452	4.1	May 20, 2024
4.15	Form of Financial Advisor Warrant	10-Q	001-41452	4.2	May 20, 2024
4.16	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	June 11, 2024
4.17	Form of Placement Agent Warrant	8-K	001-41452	4.2	June 11, 2024
4.18	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	January 13, 2025
4.19	Form of Placement Agent Warrant	8-K	001-41452	4.2	January 13, 2025
4.20	Form of Warrant Amendment entered into with Existing Holders	8-K	001-41452	4.3	January 13, 2025
4.21	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	February 11, 2025
4.22	Form of Placement Agent Warrant	8-K	001-41452	4.2	February 11, 2025
4.23	Promissory Note, dated as of December 2, 2024, issued to DWM Properties LLC	8-K	001-41452	4.1	December 2, 2024

10.1	2014 Stock Incentive Plan and form of agreements thereunder.	S-1	333-196735	10.12	June 13, 2014
10.2	2015 Stock Incentive Plan and form of agreements thereunder.	10-K	333-196735	10.12	March 30, 2016
10.3	2016 Stock Incentive Plan and form of agreements thereunder.	8-K	000-55431	4.1	September 23, 2016
10.4	2017 Equity Incentive Plan and form of agreements thereunder.	DEF 14C	000-55431	Appendix A	December 9, 2016
10.5	2018 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix B	May 11, 2018
10.6	2021 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix C	July 12, 2021
10.7	2022 Equity Incentive Plan and form of agreements thereunder	DEF 14A	001-41452	Appendix A	October 11, 2022
10.8	2023 Equity Inventive Plan and form of agreements thereunder	DEF 14A	001-41452	Appendix A	August 31, 2023
10.9	2024 Equity Inventive Plan and form of agreements thereunder.	DEF 14A	001-41452	Appendix A	April 11, 2024
10.10	Amendment No. 1 to the 2024 Equity Inventive Plan	DEF 14A	001-41452	Appendix B	June 3, 2024
10.11	Form of Amended and Restated Simple Agreement for Future Tokens.	S-1	333-223038	10.27	February 14, 2018
10.12	Employment Agreement by and between the Company and Danny Meeks	8-K	000-55431	10.2	October 6, 2021
10.13	Securities Purchase Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.1	December 6, 2021
10.14	Pledge and Security Agreement, dated November 30, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.2	December 6, 2021
10.15	Registration Rights Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.3	December 6, 2021
10.16	Form of Exchange Agreement	8-K/A	000-55431	10.1	April 2, 2024
10.17	Purchase Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.1	August 3, 2023
10.18	Security Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.2	August 3, 2023
10.19	Registration Rights Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.3	August 3, 2023

10.20	Bill of Sale, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and DWM Properties LLC	8-K	000-55431	10.4	August 3, 2023
10.21	Form of Securities Purchase Agreement between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto.	8-K	000-55431	10.1	August 21, 2023
10.22	Form of Inducement Letter	8-K	000-55431	10.1	March 18, 2024
10.23	Form of Securities Purchase Agreement between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	April 22, 2024
10.24	Form of Exchange Agreement	8-K	001-41452	10.2	April 22, 2024
10.25	Form of Voting Agreement	8-K	001-41452	10.3	April 22, 2024
10.26	Form of Exchange Agreement	8-K	001-41452	10.1	May 16, 2024
10.27	Form of Securities Purchase Agreement between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	10-Q	001-41452	10.1	May 20, 2024
10.28	Form of Securities Purchase Agreement, dated as of June 10, 2024, by and between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	June 11, 2024
10.29	Contract of Sale, dated as of December 2, 2024, by and among, DWM Properties LLC, KPAJ, LLC, OceanaSalvage Properties, L.L.C., as Sellers, and Greenwave Technology Solutions, Inc.	8-K	001-41452	10.1	December 2, 2024
10.30	Form of Securities Purchase Agreement, dated as of January 10, 2025, by and between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	January 13, 2025
10.31	Form of Exchange Agreement, dated as of January 10, 2025, by and between Greenwave Technology Solutions, Inc. and the June Holders signatory thereto	8-K	001-41452	10.2	January 13, 2025
10.32	Form of Voting Agreement, dated as of January 10, 2025, by and between Greenwave Technology Solutions, Inc. and the signatory thereto	8-K	001-41452	10.3	January 13, 2025
10.33	Form of Securities Purchase Agreement, dated as of February 10, 2025, by and between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	February 11, 2025
10.34	Scope of Work Agreement, dated January 2, 2026, between the Company and MACK Financial Solutions, LLC	8-K	001-41452	10.1	February 10, 2026
31.1*	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Chief Financial Officer Certification pursuant to Rule 13a- 14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Date: March 6, 2026	By:	/s/ Danny Meeks
Danny Meeks, Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2026	By:	/s/ Chelsea Pullano
Chelsea Pullano, Chief Financial Officer
(Principal Financial and Accounting Officer)

