Form 10-K
period 2025-12-31
Greenwave Technology Solutions, Inc.
filed 2026-06-15
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-41452

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2612944
(State or jurisdiction of	I.R.S Employer
Incorporation or organization)	Identification No.

4016 Raintree Rd, Ste 300, Chesapeake, VA	23321
(Address of principal executive offices)	(Zip code)

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $11,335,593 as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of Registrant’s common stock outstanding was 829,631 as of June 12, 2026.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2025

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

We operate an automotive shredder at our Kelford, North Carolina location and a second automotive shredder at our Carrollton, Virginia location. Our shredders are designed to produce a denser product and, in concert with advanced separation equipment, more refined recycled ferrous metals, which are more valuable as they require less processing to produce recycled steel products. In totality, this process reduces large metal objects like auto bodies into baseball-sized pieces of shredded recycled metal.

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

Empire is headquartered in Chesapeake, Virginia and employs 172 people as of June 12, 2026.

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

Recent Developments

Appointment of Chelsea Pullano as Chief Financial Officer of the Company

Effective as of February 5, 2026, the board of directors (“Board”) of the Company appointed Chelsea Pullano as Chief Financial Officer of the Company. In connection with Ms. Pullano’s appointment, Danny Meeks resigned as the interim Chief Financial Officer of the Company. Ms. Pullano’s appointment is in connection with the Company’s entry into the scope of work agreement (the “CFO Agreement”) with MACK Financial Solutions, LLC (“MACK”), dated January 2, 2026, pursuant to which MACK agreed to provide professional services to the Company, including oversight of all bookkeeping, financial reporting and U.S. Securities and Exchange Commission (the “SEC”) reporting duties of the Company (collectively, the “MACK Services”) and Ms. Pullano serving as the part-time Chief Financial Officer of the Company, subject to her appointment by the Board. As CFO, Ms. Pullano provides strategic financial oversight and executive-level support to the Company, including review and certification of SEC filings, financial reporting coordination with auditors, legal counsel, and other outsourced accounting professionals, and other responsibilities customarily performed by a CFO of a public company (collectively, the “CFO Services” and together with the MACK Services, the “Services”).

In consideration of the Services to be performed, the Company pays MACK $7,500 per month for the CFO Services and an aggregate of $12,500 per month for the MACK Services. Additionally, Ms. Pullano is entitled to the same indemnification, advancement of expenses, and other protections afforded to similarly situated officers of the Company under its organizational documents and applicable law. The CFO Agreement may be terminated by either the Company or MACK upon thirty days’ notice. The foregoing description of the CFO Agreement does not purport to be complete and is qualified in its entirety by reference to the CFO Agreement, a copy of which is attached as Exhibit 10.34 to this Annual Report on Form 10-K and is incorporated herein by reference.

Nasdaq Filing Rule Deficiencies

On May 23, 2025, the Company received a staff determination letter from the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it had not filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Q1 10-Q”) and therefore was not in compliance with Nasdaq Listing Rule 5250(c)(1). The Company was advised that it had 60 calendar days to submit a plan to regain compliance. If accepted, Nasdaq may grant an exception of up to 180 calendar days from the original filing due date — which would correspond to a compliance deadline of November 17, 2025. The Company intends to submit such plan but there is no assurance the plan will be accepted or that the Company will achieve compliance within the timeframe.

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

On November 18, 2025, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (the “Q3 10-Q”). The letter further stated that upon further review, the Company did not meet the terms of the previous exception granted to the Company and that trading of the Company’s common stock would be suspended at the opening of business on November 28, 2025 and the Company’s securities would be subsequently delisted from Nasdaq unless the Company requested a hearing to appeal Nasdaq’s determination by November 25, 2025. On November 18, 2025, the Company filed the Q1 10-Q with the SEC. On November 21, 2025, the Company formally requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the November 18, 2025 determination (the “Hearing”). The Hearing was held on January 13, 2026. On January 27, 2026, the Panel notified the Company that it granted the Company’s request for continued listing subject to the Company filing the Q2 Form 10-Q on or before February 6, 2026 and filing the Q3 Form 10-Q on or before March 6, 2026. On February 5, 2026, the Company filed the Q2 10-Q with the SEC. On March 6, 2026 the Company filed the Q3 10-Q with the SEC. On March 19, 2026, the Company received formal notice from Nasdaq that the Company had regained compliance with Nasdaq Listing Rule 5250(c)(1) and that the above matter has been closed.

On April 20, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that because it has not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) with the SEC, Nasdaq has determined that the Company no longer complies with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) (“Listing Rule 5250(c)(1)”).

The Staff informed the Company that is has 60 calendar days to submit a plan to regain compliance with Listing Rule 5250(c)(1). If the Staff accepts the Company’s plan to regain compliance, then it may grant the Company an exception of up to 180 calendar days from the 2025 Form 10-K’s due date, or until October 12, 2026, to regain compliance.

On May 21, 2026, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026. The Staff informed the Company that is has until June 22, 2026 to submit a plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1). If the Staff accepts the Company’s plan to regain compliance, then it may grant the Company an exception of up to 180 calendar days from the Annual Report’s due date, or until October 12, 2026, to evidence compliance with the Rule.

Resolution of Minimum Bid Price Deficiency

As previously reported by the Company, on September 13, 2024, the Company received written notice (the “Notice”) from The Nasdaq Listing Qualification Department (“Nasdaq”) notifying the Company that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. The Notice indicated that the Company had 180 calendar days, or until March 12, 2025, to regain compliance with the Minimum Bid Price Requirement. On March 13, 2025, Nasdaq notified the Company that although the Company has not regained compliance with the Minimum Bid Price Requirement, the Company was eligible to receive an additional 180 calendar day period or until September 8, 2025, to regain compliance with the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(a)

(3)(A). On August 13, 2025, the Company’s shareholders approved at its 2025 annual meeting a proposal granting the Board discretionary authority to effect one or more consolidations of the issued and outstanding shares of common stock of the Company, pursuant to which the shares of common stock would be combined and reclassified into one share of common stock at a ratio within the range from 1-for-2 up to 1-for-150. On August 20, 2025, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its issued common stock, par value $0.001 per share, in the ratio of 1-for-110 (the “Reverse Stock Split”), which was effective at 5:00 p.m., eastern time, on August 22, 2025. The common stock began trading on a split-adjusted basis at the market open on Monday, August 25, 2025. On September 9, 2025, the Company received formal notice from the staff of the Listing Qualifications Department of Nasdaq that the Company had regained compliance with the Minimum Bid Price Requirement. As a result, listing matter was closed.

Intellectual Property

None.

Employees and Human Capital Resources

Greenwave employs 172 people as of June 12, 2026.

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

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the SEC. Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on our website at www.gwav.com under the “Filings” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risk Factors Summary

Risks Relating to Our Business and Industry

●	We operate in industries that are cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results, financial condition and cash flows.
●	Changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions may adversely affect our operating results, financial condition and cash flows.
●	Changes in the availability or price of inputs such as raw materials and end-of-life vehicles could reduce our sales.
●	Significant decreases in scrap metal prices may adversely impact our operating results.
●	Imbalances in supply and demand conditions in the global steel industry may reduce demand for our products.
●	Impairment of long-lived assets and equity investments may adversely affect our operating results.
●	Increases in the value of the U.S. dollar relative to other currencies may reduce the demand for our products.
●	Equipment upgrades, equipment failures and facility damage may lead to production curtailments or shutdowns.
●	We are subject to legal proceedings and legal compliance risks that may adversely impact our financial condition, results of operations and liquidity.
●	Climate change may adversely impact our facilities and our ongoing operations.

●	Catastrophic events may disrupt our business and impair our ability to provide our platform to clients and consumers, resulting in costs for remediation, client and consumer dissatisfaction, and other business or financial losses.
●	We depend on a small number of suppliers for the materials necessary to run our business. The loss of these suppliers, or their failure to supply us with these materials, would materially and adversely affect our business.
●	We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2025 and 2024 revenues.
●	We have a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations.
●	We are highly dependent on the services of key executives, the loss of whom could materially harm our business and our strategic direction. If we lose key management or significant personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.
●	We may need to obtain additional financing to fund our operations.
●	Our independent registered accounting firm has expressed concerns about our ability to continue as a going concern.
●	In the past we have experienced material weaknesses in our internal control over financial reporting, which if continued, could impair our financial condition.

Risks Relating to Government Laws and Regulations

●	Tax increases and changes in tax rules may adversely affect our financial results.
●	We may not realize our deferred tax assets in the future.
●	Environmental compliance costs and potential environmental liabilities may have a material adverse effect on our financial condition and results of operations.
●	Governmental agencies may refuse to grant or renew our licenses and permits, thus restricting our ability to operate.
●	Compliance with existing and future climate change and greenhouse gas emission laws and regulations may adversely impact our operating results.

Risks Relating to Intellectual Property

●	We may not be able to protect our intellectual property rights throughout the world.
●	We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and the outcome might have an adverse effect on the success of our business.
●	We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Risks Related to our Common Stock

●	The market price of our common stock may be volatile and adversely affected by several factors.
●	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.
●	We are a “smaller reporting company” within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our common stock could be less attractive to investors.
●	We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.
●	You could lose some or all of your investment.
●	Our management controls a large block of our common stock that will allow them to control us.
●	Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and experience further dilution.

●	Provisions in our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and Delaware law might discourage, delay or prevent a change in control of our Company or changes in our management and, therefore, depress the market price of our common stock.
●	If securities or industry research analysts do not publish research or reports about our business, or if they issue unfavorable or misleading opinions regarding common stock, the market price and trading volume of our common stock could decline.
●	Future sales and issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
●	We have broad discretion in the use of the net proceeds from our public offerings and may not use them effectively.
●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
●	If we are unable to satisfy the applicable continued listing requirements of Nasdaq, our common stock could be delisted

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2025 and 2024 revenues.

The Company has a concentration of customers. For the fiscal year ended December 31, 2025, two large customers individually accounted for $12,073,690 and $5,482,886, or approximately 25.88% and 11.75% of our revenues, respectively. For the fiscal year ended December 31, 2024, two large customers individually accounted for $18,654,928 and $1,683,325, or approximately 55.99% and 5.05% of our revenues, respectively.

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

As reported in Item 9A of this Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025 and 2024 due to material weaknesses regarding our controls and procedures. The Company did not have sufficient segregation of duties to support its internal control over financial reporting. Due to our small size and limited resources, segregation of all conflicting duties has not always been possible and may not be economically feasible in the near term; however, we do expect to hire additional accounting personnel in the near future. We have and do endeavor to take appropriate and reasonable steps to make improvements to remediate these deficiencies. If we have continued material weaknesses in our internal financial reporting, our financial condition could be impaired or we may have to restate our financials, which could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the success of our business.

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

The success of our business depends on our continued ability to use our existing tradename in order to increase our brand awareness. The unauthorized use or other misappropriation of any of our brand names could diminish the value of our business which would have a material adverse effect on our financial condition and results of operation.

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

As of June 12, 2026, members of our management team beneficially own approximately 2.67% of our outstanding common stock. Further, there are 450,000 shares of Series A-1 Convertible Preferred Voting Stock owned by an entity controlled by the Company’s Chairman and Chief Executive Officer which are, in the aggregate, convertible into and have voting weight equal to 45% of the number of common shares outstanding.

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

We are authorized to issue up to 1,200,000,000 shares of common stock, of which 829,631 shares of common stock are issued and outstanding as of December 31, 2025. Further, there are 450,000 shares of Series A-1 Convertible Preferred Voting Stock owned by an entity controlled by the Company’s Chairman and Chief Executive Officer which are, in the aggregate, convertible into and have voting weight equal to 45% of the number of common shares outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of stockholders. Consequently, our stockholders may experience further dilution in their ownership of our stock in the future, which could have an adverse effect on the trading market for our common stock.

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

On April 20, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that because it has not yet filed the 2025 Form 10-K with the SEC, Nasdaq has determined that the Company no longer complies with the filing requirement set forth in Listing Rule 5250(c)(1). The Staff informed the Company that is has 60 calendar days to submit a plan to regain compliance with the Listing Rule 5250(c)(1). If the Staff accepts the Company’s plan to regain compliance, then it may grant the Company an exception of up to 180 calendar days from the 2025 Form 10-K’s due date, or until October 12, 2026, to regain compliance.

Our common stock is listed on the Nasdaq Capital Market. Although we have met the minimum initial listing standards set forth in the Nasdaq rules, we cannot assure you that our securities will be, or will continue to be, listed on the Nasdaq in the future. In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, among other requirements, we must maintain a minimum bid price of our common stock (generally, $1.00) minimum amount in stockholders’ equity (generally, $2,500,000), maintain a minimum number of holders of our securities (generally, 300 public holders), and must timely file all required periodic financial reports with the SEC.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including, but not limited to:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

If our common stock is delisted, it could reduce the price of our common stock. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital. Delisting from Nasdaq could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Due to the implementation of reverse stock splits, the liquidity of our common stock may be adversely effected.

We conducted a one-for-one hundred fifty (1:150) reverse stock split of our common stock that we effectuated with an effective time of 11:59 p.m. Eastern Time on May 31, 2024 (the “2024 Reverse Stock Split”) and a one-for-one hundred and ten (1:110) reverse stock split of our common stock that was effectuated with an effective time of 5:00 p.m., eastern time, on August 22, 2025 (the “2025 Reverse Stock Split” and together with the 2024 Reverse Stock Split, the “Reverse Stock Splits”) Our common stock began trading on Nasdaq on a split-adjusted basis beginning at the open of the market on June 3, 2024 and August 25, 2025, respectively. The liquidity of the shares of our common stock may be affected adversely by any reverse stock split given the reduced number of shares of our common stock that are outstanding following the Reverse Stock Splits, especially if the market price of our common stock does not increase as a result of the Reverse Stock Splits. Following the Reverse Stock Splits, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors. Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the Reverse Stock Splits resulted in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

In September 2024, the Company received the Notice from Nasdaq notifying the Company that it was not in compliance with the Minimum Bid Price Requirement, as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. In September 2025, following the 2025 Reverse Stock Split, the Company received formal notice from the Staff of the Listing Qualifications Department of Nasdaq that the Company had regained compliance with the Minimum Bid Price Requirement and that the listing matter was closed.

In January 2025, the SEC approved amendments to Nasdaq Listing Rule 5810(c)(3)(A) that restrict the ability of listed companies to use reverse stock splits as a compliance tool. Under the amended rules, if a company effects a reverse stock split and subsequently fails to maintain the minimum bid price requirement within one year, the company will not be eligible for any compliance period and Nasdaq will issue a delisting determination. In addition, companies that effect reverse stock splits with a cumulative ratio of 250-to-1 or greater over any two-year period are subject to immediate delisting without a compliance period. Thus, if the Company’s stock price subsequently falls below $1.00 for 30 consecutive trading days within one year of its most recent reverse stock split, a subsequent reverse stock split may not result in sustained compliance with the minimum bid price requirement, and the amended Nasdaq rules may preclude the Company from relying on an additional compliance period if its stock price were to subsequently fall below Minimum Bid Price Requirement within one year of such reverse split.

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

ITEM 2. PROPERTIES

We own the property underlying our scrap yards located at:

●	4091 Portsmouth Blvd., Portsmouth, VA 23701
●	22097 Brewers Neck Blvd., Carrollton, VA 23314
●	1576 Millpond Rd., Elizabeth City, NC 27909
●	8952 Richmond Rd., Toano, VA 23168
●	9922 Hwy 17 S., Vanceboro, NC 28586
●	1040 Oceana Blvd, Virginia Beach, VA 23454
●	406 Sandy Street, Fairmont, NC 28340

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

On January 24, 2022, the Company entered into leasing agreements for 3,521 square feet of office space commencing upon the completion of tenant improvements by May 1, 2022 (“Commencement Date”). Under the terms of the leases, the Company is required to pay $3,668 for the first twelve months of the lease and increasing by approximately 3% every 12 months thereafter until the expiration of the lease. The lease is for a period of five years from the Commencement Date and the Company was required to make a security deposit of $3,668. The Company does not have an option to extend the lease. The Company cannot sublease any of the office space under the lease agreement.

On March 15, 2024, the Company entered into leasing agreements for a scrap yard located in Cleveland, Ohio. Under the terms of the lease, the Company is required to pay $17,000 from March 1, 2024 to February 28, 2025; $23,000 from March 1, 2025 to February 28, 2026; $23,000 from March 1, 2026 to February 28, 2027; $23,000 from March 1, 2027 to February 28, 2028; and increasing by the greater of 3% and the CPI every 12 months thereafter until the expiration of the lease. The lease is for a period of five years, includes two options to extend for five years each, and the Company was required to make a security deposit of $17,000.

In May 2025, the Company entered into an amendment to the lease agreement that modified the rent payment schedule and added site clean-up and waste management obligations. Under the amended terms, rent was $23,000 for May 2025, $17,000 per month from June 1, 2025 through December 31, 2025, $18,500 per month from January 1, 2026 through December 31, 2026, and $20,000 per month from January 1, 2027 through February 28, 2028. The Company remains responsible for payment of property taxes related to the premises. All other material terms of the lease remain unchanged.

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

On October 25, 2024, Arena Special Opportunities Fund, LP and related entities ("Arena") filed a lawsuit against the Company in New York State Court (Index No. 655660/2024) (the "Action"), arising from promissory notes previously issued to Arena and their conversion into the Company's common stock. The complaint alleges, among other things, breach of contract based on an alleged "equity conditions failure." Discovery in the Action is complete, and the Company expects the matter to be resolved through trial or settlement by the end of 2026. The Company believes it has meritorious defenses and intends to vigorously defend the Action. At this time the Company is unable to predict the outcome or to reasonably estimate the amount or range of any possible loss, and accordingly no liability has been recorded.

We are unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Symbol

Since July 22, 2022, our common stock has been traded on Nasdaq under the symbol “GWAV.”

The last reported sale price of Common Stock as of June 11, 2026, on Nasdaq was $3.50 per share.

Holders

As of June 12, 2026, there were 142 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our Common Stock is Equity Stock Transfer, located at 237 W. 37th St. #602, New York, NY 10018.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	13,970	$3,723,473	13,388
Equity compensation plans not approved by security holders	—	—	—
Total	13,970	$3,723,473	13,388

(1)	Includes the 2014 Stock Incentive Plan, 2015 Stock Incentive Plan, 2016 Stock Incentive Plan, 2017 Equity Incentive Plan, 2018 Equity Incentive Plan, 2021 Equity Incentive Plan, 2022 Equity Incentive Plan, the 2023 Equity Incentive Plan, and the 2024 Equity Incentive Plan, as amended.

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

One of our main corporate priorities is to open a facility with rail or deep-water port access to enable us to efficiently transport our products to domestic steel mills and overseas foundries. Because this would greatly expand the number of potential buyers of our processed scrap products, we believe opening a facility with port or rail access could result in an increase in both the revenue and profitability of our existing operations. However, there is no guarantee that we will be able to open such facility in the future.

Empire is headquartered in Chesapeake, Virginia and employs 172 people as of June 12, 2026.

Results of Operations For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	For the Fiscal Year ended
	31-Dec-25	31-Dec-24	$ Change	%Change
Revenues	$46,660,320	$33,315,859	$13,344,461	40.1%

Gross Profit	11,873,425	12,989,478	(1,116,053)	(8.6)%

Operating Expenses	31,694,143	47,251,411	(15,557,268)	(32.9)%

Loss from Operations	(19,820,718)	(34,261,933)	14,441,215	(42.1)%

Other Income (Expense)	(1,775,910)	10,344,580	(12,120,490)	(117.2)%

Net Loss Available to Common Stockholders	$(24,596,592)	$(100,446,189)	$75,849,597	(75.51)%

Revenues

For the year ended December 31, 2025, we generated $46,660,320 in revenues, as compared to $33,315,859 for the year ended December 31, 2024, an increase of $13,344,461. This increase was primarily driven by the Company’s sale of inventory accumulated during the fourth quarter of 2024 in anticipation of metal tariffs in early 2025, which contributed to higher pricing for domestic scrap metal. As previously disclosed, inventories decreased to $2,240,943 as of December 31, 2025, from $2,889,682 at December 31, 2024 as the Company sold the accumulated inventory.

Metal revenues increased to $32,888,499 during the year ended December 31, 2025, from $23,296,239 during the year ended December 31, 2024, an increase of 9,592,260. This increase was primarily driven by the Company’s sale of inventory accumulated during late 2024, as well as by rising scrap prices.

Hauling revenues increased to $13,695,565 during the year ended December 31, 2025, from $9,881,820 during the year ended December 31, 2024, an increase of 3,813,745. This increase was primarily driven by increased sales volume and efforts by the Company to reduce empty hauling legs.

Cost of revenues

Our cost of revenues increased to $34,786,895 for the year ended December 31, 2025, from $20,326,381 for the year ended December 31, 2024, an increase of $14,460,514, primarily due to higher sales volumes in 2025, including the sale of inventory accumulated in late 2024, as well as increased activity levels associated with higher revenues.

Metal costs increased to $27,473,253 during the year ended December 31, 2025 from $14,508,923 during the same period in 2024, an increase of $12,964,330, primarily due to higher sales volumes and the sale of inventory accumulated in late 2024.

Hauling costs increased to $7,313,641 for the year ended December 31, 2025 from $5,817,458 during the same period in 2024, an increase of $1,496,183, due to the corresponding increase in hauling revenue. The cost of other revenue remained at $0 for the year ended December 31, 2025, compared to $0 during the same period in 2024.

Gross profit

Our gross profit increased to $11,873,425 during the year ended December 31, 2025, as compared to $12,989,478 during the same period in 2024, a decrease of $1,116,053, primarily due to higher cost of sales relative to higher revenues in 2025 due to rapid scaling, including the sale of inventory accumulated in late 2024 at improved pricing. The Company expects cost of sales to normalize over time as it shifts focus from rapid revenue growth to cost saving measures. Our gross margin decreased to approximately 25.4% during the year ended December 31, 2025, from approximately 39.0% during the same period in 2024, reflecting higher cost of revenues relative to revenue and a change in sales mix.

Gross profit on metal decreased to approximately $5,415,245 during the year ended December 31, 2025, from $8,787,316 during the same period in 2024, a decrease of approximately $3,372,071, primarily due to higher metal costs associated with increased sales volumes and the sale of inventory accumulated in late 2024, which resulted in lower margins despite higher revenues.

Gross profit on hauling increased to approximately $5,643,347, or approximately 48%, during the year ended December 31, 2025, from $4,064,362, or 41%, during the same period in 2024, an increase of approximately $1,578,985, primarily due to increased hauling revenues and improved cost efficiencies compared to the prior year.

Operating Expenses

For the years ended December 31, 2025 and 2024, our operating expenses were $31,694,143 and $47,251,411, respectively, representing a decrease of $15,557,268 in 2025 compared to the prior period. Payroll and related expenses increased by $3,091,612 to $11,273,313 for 2025 as compared to $8,181,701 for the same period in 2024, reflecting continued investment in personnel, while advertising expense increased by $120,298 to $173,445 for 2025 compared to $53,147 for 2024. Depreciation and amortization expense increased by $1,326,885 to $8,664,778 from $7,337,893, and hauling and equipment maintenance costs decreased by $53,594 to $5,243,036. There were also decreases in consulting, accounting, and legal expenses, which declined by $1,361,686 to $1,818,126 for 2025, and in rent, utilities and property maintenance, which decreased by $1,660,454 to $1,020,000 for 2025, in each case as compared to 2024, as the Company owned properties that it previously leased. Additionally, no impairment charges were recorded in 2025 compared to $439,086 in 2024, and significant non-recurring expenses in 2024, including a $12,338,550 loss on related-party assets and $3,004,909 of warrants issued for services, did not recur in 2025. Stock-based compensation decreased to $100,000 in 2025 from $823,500 in 2024, and a gain on disposal of assets of approximately $202,466 was recorded in 2025. Other general and administrative expenses decreased modestly by $311,818 to $3,603,911. Overall, the decrease in operating expenses was primarily driven by the absence of significant non-recurring charges incurred in 2024, partially offset by increases in payroll, depreciation, and operating activity-related costs.

There were $0 and $12,338,550 in losses on assets acquired from related parties during the years ended December 31, 2025 and 2024, respectively, a decrease of $12,338,550, as no such transactions occurred in 2025. The loss recognized in 2024 was associated with the Company’s purchase of land and permits underlying seven of its scrap yards from a related party. The SEC requires companies to record assets acquired from related parties at the related party’s historical cost basis, regardless of the assets’ current fair market value, and as the Company’s Chairman began acquiring these properties approximately 20 years ago, the assets had appreciated significantly since their original purchase, resulting in a non-cash loss upon acquisition in 2024. As a result of these transactions, the Company expects to realize approximately $1.7 million in annual cash savings from reduced rent expense and now owns key infrastructure supporting its operations and future expansion.

Loss from Operations

Our loss from operations decreased by $14,441,215 to $19,820,718 during the year ended December 31, 2025, from $34,261,933 during the year ended December 31, 2024.

Other Income (Expense)

During the year ended December 31, 2025, there was other expense of $(1,775,910), as compared to other income of $10,344,580 for the year ended December 31, 2024, a decrease of $12,120,490. Interest expense decreased to $(2,839,749) during fiscal year 2025 as compared to $(5,364,703) during fiscal year 2024. There was a gain on settlement of non-convertible notes payable and advances of $0 during the year ended December 31, 2025, as compared to $1,056,962 during the same period in 2024, along with other income of $26,970 and related-party income of $56,100 in 2025. These items were partially offset by a gain on extinguishment of debt of $980,769 during the year ended December 31, 2025, as compared to a loss of $(16,351,827) during the same period in 2024. There were no gains or losses related to derivative liabilities, conversions of convertible notes, or warrant-related financing activities during 2025, compared to significant activity in 2024, including a $48,314,949 gain from the change in fair value of derivative liabilities, a $(14,213,480) loss on conversion of convertible notes, and $(3,029,927) of warrant-related expenses. Overall, the change in other income (expense) was primarily driven by the absence of significant non-recurring gains recognized in 2024.

Net Loss available to common stockholders

Our net loss available to common stockholders decreased by $75,849,597 to ($24,596,592) during the year ended December 31, 2025, from $100,446,189 during the year ended December 31, 2024.

Liquidity and Capital Resources

Net cash used in operating activities for the years ended December 31, 2025 and 2024 was $5,975,441 and $17,254,723, respectively. Cash flows used in operations in 2025 were impacted by depreciation and amortization of $8,664,778, interest and amortization of debt discount of $2,839,749, stock-based compensation of $100,000, partially offset by a gain on settlement of non-convertible notes payable and advances of $980,267 and a gain on asset of $202,466. Changes in operating assets and liabilities in 2025 included a decrease in due to related parties of $200,403, a decrease in inventories of $648,739, a decrease in accounts receivable of $137,466, a decrease in prepaid expenses to $396,889, and an increase in accounts payable and accrued expenses to $4,264,931 compared to the prior period. Cash flows used in operations in 2024 were impacted by depreciation and amortization of $7,337,893, interest and amortization of debt discount of $5,364,703, a loss on conversion of debt of $14,213,480, a loss on assets acquired from related parties of $12,338,550, stock-based compensation of $823,500, warrants issued for services of $3,004,909, a loss on extinguishment of debt of $16,351,827, and a gain on the change in fair value of derivative liabilities of $48,314,949. Changes in operating assets and liabilities in 2024 included a decrease due to related parties of $1,685,205, an increase in inventories of $2,689,254, an increase in accounts receivable of $745,477, an increase in prepaid expenses of $687,194, and a decrease in accounts payable and accrued expenses of $969,383 compared to the prior period.

Net cash used in investing activities was $(934,299) for the year ended December 31, 2025, as compared to net cash used in investing activities of $(15,921,990) for the year ended December 31, 2024. During 2025, there were purchases of property and equipment of $2,068,086, partially offset by proceeds from the disposal of assets of $1,133,787, while no purchases from related parties were made in 2025. During 2024, cash used in investing activities consisted of purchases of property and equipment of $12,339,809 and purchases from related parties of $3,582,181.

Net cash provided by financing activities was $5,269,039 for the year ended December 31, 2025, as compared to $34,207,018 for the year ended December 31, 2024. During 2025, financing activities included proceeds from the issuance of common stock with warrants of $10,478,605 and proceeds from bank overdrafts of $68,555, offset by repayments of $2,300,000 on related party notes and $2,841,012 on non-convertible notes. During 2024, financing activities included proceeds from the issuance of common stock with warrants of $40,369,115, proceeds from warrant exercises of $2,834,741, proceeds from bank overdrafts of $112,933, and proceeds from factoring of $2,843,950, offset by repayments of $2,910,193 on non-convertible notes, $3,538,388 on factoring arrangements, $4,008,057 on related-party notes, and $1,497,083 on convertible notes.

Capital Resources

As of December 31, 2025, we had cash on hand of $935,763, as compared to $2,576,464 as of December 31, 2024. We currently have no external sources of liquidity, such as arrangements with credit institutions, that have had or are reasonably likely to have a current or future effect on our financial condition or provide immediate access to capital.

Required Capital over the Next Fiscal Year

We may require additional capital in the future to continue executing our business plan and supporting our growth initiatives. During the year ended December 31, 2025, we raised capital through the issuance of common stock with warrants; however, we do not currently have committed arrangements with credit institutions or other financing sources that would provide immediate access to additional capital. As a result, we may seek to raise additional funds through equity or debt financings. There can be no assurance that such financing will be available when needed or on terms favorable to us. If we are unable to obtain sufficient capital, we may be required to delay, reduce, or eliminate certain aspects of our operations or growth strategy. Any additional equity financing may be dilutive to existing stockholders, while debt financing, if available, could involve restrictive covenants, increased interest costs, and obligations that may impact our financial flexibility and ability to operate our business.

Going Concern and Management’s Liquidity Plans

As of December 31, 2025, the Company had cash of $935,763 and a working capital deficit (current liabilities in excess of current assets) of $(18,339,586). During the year ended December 31, 2025, net cash used in operating activities was $(5,975,441). The accumulated deficit as of December 31, 2025 was $(520,910,428). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025.

Recent Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. The Company adopted ASU 2023-09 for the annual period ending December 31, 2025. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements but resulted in enhanced income tax disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

Disclosure Improvements

In October 2023, the FASB issued Accounting Standards Update No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 incorporates into the FASB Accounting Standards Codification 14 of the 27 disclosure and presentation requirements that were referred to the FASB by the SEC in connection with the SEC’s Disclosure Update and Simplification Initiative (SEC Release No. 33-10532). The amendments modify or add various disclosure and presentation requirements across a number of Codification topics. The effective date for each amendment will be the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027 the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the related amendment will be removed from the Codification and will not become effective for any entity. The Company is currently evaluating the impact of this guidance but does not expect it to have a material impact on its consolidated financial statements or disclosures.

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

Credit Losses – Accounts Receivable and Contract Assets

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides all entities with a practical expedient, and entities other than public business entities with an additional accounting policy election, when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. Under the practical expedient, an entity may assume that current economic conditions as of the balance sheet date remain unchanged over the forecast period, and is therefore not required to develop reasonable and supportable forecasts of future economic conditions for those assets. The standard is effective for the Company for annual reporting periods beginning January 1, 2026, and interim periods within those annual periods, applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including estimates used in the calculation of stock-based compensation, fair values relating to derivative liabilities, payroll tax liabilities with interest and penalties, deemed dividends, assumptions used in right-of-use and lease liability calculations, valuations and impairments of intangible assets acquired in business combination, estimated useful life of long-lived assets and finite life tangible assets, determination of environmental remediation liabilities, and the valuation allowance related to deferred tax assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Intangible: Intangible assets with finite useful lives consist of tradenames, licenses and customer relationships and are amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During the fiscal years ended December 31, 2025 and 2024, the Company recorded $2,958,500 and $2,958,500 in amortization of intangible assets, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2025 were not effective (at a reasonable assurance level) due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 due to material weaknesses, including the lack of segregation of duties and the need for a stronger internal control environment, as well as an insufficient process to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in the closing process not identifying all required adjustments and disclosures in a timely manner.

The Company plans to take steps to enhance and improve the design of its internal control over financial reporting. To remediate these material weaknesses, the Company has begun hiring additional qualified accounting personnel and implementing enhanced review procedures; however, such remediation efforts are dependent upon the Company securing additional financing or generating sufficient revenue to support these improvements. Until these material weaknesses are remediated, they could result in material misstatements not being prevented or detected on a timely basis.

Inherent Limitations on Effectiveness of Controls and Procedures

The Company’s management, including its CEO and CFO, does not expect that internal control over financial reporting will prevent or detect all errors and fraud. Any system of controls can provide only reasonable, not absolute, assurance of achieving its objectives. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or that compliance with policies or procedures may deteriorate.

The small size of the Company’s accounting staff may limit its ability to maintain adequate segregation of duties due to cost-benefit considerations.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting, as the Company is not required to obtain such attestation.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, the Company began hiring additional accounting personnel and implementing enhanced procedures to improve segregation of duties and strengthen its internal control environment.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Name	Age	Executive Position
Danny Meeks	52	Chief Executive Officer, Chairman of the Board
Cheryl Lanthorn	55	Director
Lisa Lucas-Burke	62	Director

Mr. Danny Meeks, Chief Executive Officer and Chairman – Mr. Meeks is the Chief Executive Officer of the Company, a position he has held since September 30, 2021. He has served as a director and Chairman of the Board since June 2021. He has served as interim Chief Financial Officer from November 2021 to April 2022 and from April 2025 to February 2026. He was the sole owner and President of Empire Services, Inc., a metal recycling company he founded in 2002, until its acquisition by the Company in September 2021. Additionally, Mr. Meeks has been serving as the President of DWM Properties, LLC, his real estate holding company, since 2002 and as the President of Select Recycling and Waste Services, Inc., a waste disposal and recycling company, from October 2016 to present. Mr. Meeks graduated from Manor High School in 1993. Mr. Meeks is well-suited to serve on our Board due to his significant business and management experience and deep knowledge of growth and commercialization strategies. Mr. Meeks joined the Company’s Board to foster revenue-generating capabilities for the Company.

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

Lisa Lucas-Burke, Director – Ms. Lucas-Burke has served as a Director of the Company since January 2025. Ms. Lucas-Burke began her career with the City of Portsmouth in the Information Technology Department in 1988, ultimately as a Computer Programmer Analyst. In 2000, Ms. Lucas-Burke joined her family business of Lucas Lodge, where she currently serves as Executive Director and business partner with her mother, Senator L. Louise Lucas. Lucas-Burke was appointed to the Economic Development Authority in 2010 by the City Council, where she was an EDA Commissioner for 6 years and ultimately achieved the position of Chairman of the Board. Ms. Lucas-Burke was elected to Portsmouth City Council in 2016 and was re-elected in 2020. During Lucas-Burke’s eight-year tenure on the Portsmouth City Council, she was unanimously voted in twice to serve as Vice Mayor by her City Council Colleagues. A graduate of Norfolk State University, Ms. Lucas-Burke holds a Bachelor of Science Degree in Electronics Engineering (1987) and a Bachelor of Arts Degree in Psychology (2016). Ms. Lucas-Burke is a Diamond Life Member of Delta Sigma Theta Sorority, Incorporated, and her chapter affiliation has been with the Portsmouth Alumnae Chapter of Delta Sigma Theta Sorority, Inc., since 1996. Lucas-Burke served as Chapter President of Portsmouth Alumnae Chapter for two, two-years terms (2008 – 2012). Ms. Lucas-Burke is also a member of the Portsmouth (VA) Chapter of The Links, Incorporated (2017 – present); Martin Luther King, Jr., Leadership Steering Committee (2006 – present); Portsmouth Democratic Committee (2006 – present); Lefcoe Trustee Board (2013 – present); Member of St. Mark Missionary Baptist Church (2009 – present); and is also a former board member and Chair of The Portsmouth Boulevard – Center for Youth (2006 – 2012), where she served as member, Treasurer and President over her six year term on the board.

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

Board and Committee Meetings

During the fiscal year ended December 31, 2025, our Board held six meetings and operated primarily by unanimous written consent. For the fiscal year ended December 31, 2025, our Board was composed of four members from January 2025 to April 2025 and three members from April 2025 to December 2025. Our Audit Committee held four meetings during the year ended December 31, 2025. Our Compensation Committee and Nominating and Corporate Governance committee held four meetings during the fiscal year ended December 31, 2025. Our Sustainability Committee held four meetings during the year ended December 31, 2025.

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

Our Executive Officers

The following are biographical summaries of our executive officers and their ages, except for Mr. Meeks, whose biography is set forth above:

Name	Age	Position
Danny Meeks	52	Chief Executive Officer and Chairman of the Board
Chelsea Pullano	35	Chief Financial Officer

Chelsea Pullano, Chief Financial Officer – Ms. Pullano has served as a Chief Financial Officer of the Company since February 2026. Ms. Pullano is a financial executive with experience supporting public and private companies in accounting, financial reporting, and strategic finance. Ms. Pullano co-founded MACK Financial Solutions, LLC (“MAC”) in May 2023, an accounting and advisory firm that provides outsourced financial, accounting and advisory services to growth-stage companies and public companies. Since May 2023, she has served as a partner and chief executive officer of MACK. Previously, from June 2020 to May 2023, Ms. Pullano served as Chief Financial Officer of Creatd, Inc. (OTCQB: CRTD), and from September 2024 to March 2025, as Director of Finance at the law firm Lucosky Brookman LLP.

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

Compensation Recovery Policy

Our board of directors has adopted a compensation recovery policy, which provides that in the event we are required to prepare an accounting restatement due to noncompliance with any financial reporting requirements under the securities laws or otherwise erroneous data or we determine there has been a significant misconduct that causes financial or reputational harm, we shall recover a portion or all of any incentive compensation. The policy is filed as exhibit 97.1 to this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

2025 Summary Compensation Table

Our named executive officers for the year ended December 31, 2025 was Danny Meeks, our Chief Executive Officer and former interim Chief Financial Officer.

Our named executive officers for the year ended December 31, 2024 were Danny Meeks, our Chief Executive Officer, and Isaac Dietrich, our former Chief Financial Officer. Mr. Dietrich employment was terminated on April 12, 2025.

Ms. Pullano, our Chief Financial Officer, was appointed in February 2026 and was not a named executive officer for the year ended December 31, 2025.

The following table presents the compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2025 and December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(1)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)(2)	All other compensation ($)		Total ($)
Danny Meeks	2025	—	—	—	—	—	2,851,605	—		2,851,605
Chief Executive Officer and Former Interim Chief Financial Officer(3)	2024	28,846	—	—	—	—	321,154	150,000	(4)	500,000

Isaac Dietrich	2025	107,468	—	—	—	—	—	—		107,468
Former Chief Financial Officer(5)	2024	64,624	230,100	93,000	—	—	—	—		387,724

(1)	These amounts are the aggregate fair value of the equity compensation incurred by the Company for payments to executives during the fiscal year. The aggregate fair value is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The fair market value was calculated using the Black-Scholes options pricing model.
(2)	In 2024, our CEO deferred a portion of his salary not paid by the Company.
(3)	Mr. Meeks resigned as interim Chief Financial Officer of the Company in February 2026.
(4)	Includes $38,000 attributed to the personal use of a car, $23,700 in reimbursed travel expenses, and a $10,000 business clothing allowance.
(5)	Mr. Dietrich was terminated as the Company’s Chief Financial Officer in April 2025

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

Until October 1, 2026, for every $1 million in annual revenue Empire Services, Inc., a Virginia corporation and wholly owned subsidiary of the Company, generates over $20 million, Mr. Meeks shall be entitled to receive either 7,576 shares of the Company’s common stock or $50,000 in cash, at the discretion of Mr. Meeks.

Upon termination except by death (the “Termination Date”), the Company shall pay Mr. Meeks (i) any accrued but unpaid compensation, (ii) a pro-rata portion of his annual bonus calculated as of the Termination Date and (iii) reimbursement of expenses incurred on or prior to the Termination Date. In addition, Mr. Meeks may elect to receive Consolidated Omnibus Budget Reconciliation Act of 1985 benefits for up to twelve months from the Termination Date. Upon termination of Mr. Meeks’ employment for death, the Company shall pay Mr. Meeks (i) any accrued but unpaid compensation and (ii) reimbursement of expenses incurred on or prior to such date. Mr. Meeks is also entitled to participate in any and all benefit plans such as health, dental and life insurance, from time to time, in effect for senior executives, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. In the fiscal years ended December 31, 2025 and December 31, 2024, Mr. Meeks received $0 and $0 in bonuses, respectively. Mr. Meeks did not receive any compensation related to his position as a director. As of December 31, 2025 and 2024, Mr. Meeks was owed $3,051,605 and $950,000 in accrued but unpaid bonuses, respectively.

Isaac Dietrich

On April 28, 2023, the Company hired Isaac Dietrich as Chief Financial Officer, for which he received a salary of $300,000 per year. On April 12, 2025, the Company terminated the employment of Isaac Dietrich, effective immediately.

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

Nonqualified Deferred Compensation

During the years ended December 31, 2025 and 2024, our CEO deferred a portion of his salary not paid by the Company, as disclosed in the table above. Such payments were deferred because timely payments further jeopardize the Company’s ability to continue as a going concern. The Company intends to make such payments as soon as it is able.

Outstanding Equity Awards at December 31, 2025

The following table sets forth information regarding the outstanding equity awards held by our NEOs as of December 31, 2025:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Isaac Dietrich	—	—	—	—	—	—	—	—	$—

Timing of Equity Awards

The Compensation Committee grants equity awards, including stock options, from time to time. This may also include grants in connection with a new hire, promotion, and other circumstances where the Compensation Committee deems it appropriate to make such grants. Although we have not adopted a formal policy regarding the timing of equity award grants, including stock options, the Compensation Committee does not take material nonpublic information into account when determining the terms of equity awards and has not timed grants or the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2025, there were no stock option awards granted to any named executive officer within four business days preceding, or one business day after, the filing of any report on Forms 10-K, 10-Q, or 8-K that disclosed material nonpublic information.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee director of our Board during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Cheryl Lanthorn	$45,000	(1)	$-	$-	$-	$45,000
Lisa Lucas-Burke	$36,889	(2)	$-	$-	$-	$36,889
Henry Sicignano, III(3)	$29,583		$-	$-	$-	$29,583
Jason Adelman(4)	$18,000		$-	$-	$-	$18,000
Total:	$129,472		$-	$-	$-	$129,472

(1)	As of December 31, 2025, $1,500 is owed to Mrs. Lanthorn.
(2)	As of December 31, 2025, $1,500 is owed to Mrs. Lucas-Burke.
(3)	Mr. Sicignano, III resigned from the Board effective February 14, 2025.
(4)	Mr. Adelman resigned from the Board effective April 10, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table and information below sets forth information as of December 31, 2025 with respect to our Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	—	$—	7,302
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	7,302

Security Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, owns more than 5% of our Common Stock (ii) our current directors and the named executive officers identified under the heading “Executive Compensation” and (iii) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days after June 12, 2026 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 829,631 shares of our Common Stock issued and outstanding on June 12, 2026. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after June 12, 2026. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the Stockholders below is in care of Greenwave Technology Solutions, Inc., 4016 Raintree Rd, Chesapeake, VA 23321.

	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Outstanding(1)	% of Total Voting Power
Directors and Named Executive Officers
Danny Meeks	392,800	(2)	2.3%	45.0%
Lisa Lucas-Burke	-		-	-
Cheryl Lanthorn	2,729	(3)	*	*
Chelsea Pullano	-		-	-
All directors and named executive officers as a group (3 people)	395,529		2.3%	45.0%

Other 5% Stockholder
-	-		-	-

*	Represents beneficial ownership of less than 1.0% of our outstanding Common Stock.

(1)	For this column, the numerator is the number of outstanding shares of Common Stock (excluding the shares of Common Stock subject to options, warrants, rights or other convertible securities) held by the reporting person and the denominator is equal to the total number of shares of Common Stock outstanding (829,631).

(2)	Consists of (i) 19,416 shares of Common Stock, (ii) 50 shares of Common Stock underlying warrants, and (iii) 373,334 shares of Common Stock issuable upon conversion of 450,000 shares of Series A-1 Preferred Stock.

(3)	Includes 1 shares owned by the reporting person’s spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Except for the below, from January 1, 2024 through the date of this annual report, we have not been a party to any transaction or proposed transaction in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation which are described elsewhere in this annual report.

Agreements with Danny Meeks and Affiliates of Danny Meeks

Leases for Properties Underlying Scrap Yards

On January 24, 2022, the Company entered into a lease agreement for the Company’s Chesapeake location with an entity controlled by the Company’s Chief Executive Officer. Under the terms of the leases, the Company is required to pay $3,668 for the first twelve months of the lease and increasing by approximately 3% every 12 months thereafter until the expiration of the lease. The lease is for a period of five years from the Commencement Date and the Company was required to make a security deposit of $3,668. The Company does not have an option to extend the lease. The Company cannot sublease any of the office space under the lease agreement.

During the years ended December 31, 2025 and 2024, the Company leased 12 scrap yard facilities and equipment from an entity controlled by the Company’s Chief Executive Officer, including the lease for the Chesapeake location described above for $38,620 and $1,502,830, respectively. As of December 31, 2025 and December 31, 2024, the Company owed $0 and $2,070,402, respectively, in accrued rent and reimbursements to an entity controlled by the Company’s Chief Executive Officer.

Sale of Shredders and Downstream System to the Company

On July 31, 2023, the Company entered into a secured promissory note with an entity controlled by the Company’s Chief Executive Officer in the principal amount of $17,218,350. The note was for the purchase of certain equipment from an entity controlled by the Company’s Chief Executive Officer and is secured by such equipment. There were non-cash proceeds of $17,218,350 used to purchase equipment. The note is junior to the senior secured debt entered into by the Company on the same date. The note matures on July 31, 2043 and accrues interest at 7% per annum. The note requires interest-only payments until the senior secured debt is fully satisfied. The Company made payments of $0 and $0 towards the principal and interest, respectively, during the years ended December 31, 2025 and 2024, respectively. On March 29, 2024, the holder of the note exchanged $10,000,000 in principal for 1,000 shares of Series D Preferred Stock (see Note [14] – Stockholders’ Equity). On April 21, 2024, the holder of the note exchanged $7,218,350 in principal for 412,360 shares of common stock (see Note [14] – Stockholders’ Equity). As of December 31, 2025 and 2024, the note had a balance of $0 and $0, respectively.

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

The purchase price was payable by (i) the issuance of an aggregate of 450,000 shares of Series A-1 Preferred Stock of the Company, par value $0.001 per share (the “Preferred Stock”), to the Sellers at an aggregate valuation of $3,300,084 and (ii) the issuance of a promissory note payable to DWM (the “DWM Note”) in the aggregate principal amount of $11,699,916. The DWM Note bears interest at a rate of 10% per annum, and is payable in equal installments of $2,983,309 on each of December 31, 2024, January 31, 2025, February 28, 2025 and March 31, 2025 (each, a “Payment Date”); provided, that if payment on a Payment Date would cause the Company’s cash balance to be less than $3,000,000, then such Payment Date and each subsequent Payment Date shall be extended by 30 days. The Company shall make all payments owed under the DWM Note within 12 months from the date of issuance. In addition, if the Company exercises a 30-day extension of any payment, the Company is required to furnish to DWM such financial information and data as DWM may reasonably request to confirm the Company’s cash balance. The Company made payments of $2,300,000 and $4,008,057 towards the principal, during the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and 2024, the note had a principal balance and accrued interest of $5,391,859 and $7,691,859, respectively.

Related-Party Hauling, Mechanic, Equipment Rental, and Miscellaneous Services

During the years ended December 31, 2025 and 2024, the Company provided $392,644 and $850,737, respectively, in hauling services to an entity controlled by the Company’s Chief Executive Officer.

During the years ended December 31, 2025 and 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $816,993 and $1,396,330, respectively, for hauling services rendered to the Company.

During the years ended December 31, 2025 and December 31, 2024, the Company paid entities controlled by the Company’s Chief Executive Officer $0 and $147,401, respectively, for scrap metal provided to the Company.

During the years ended December 31, 2025 and December 31, 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $0 and $847,326, respectively, for mechanic and repair services provided to the Company.

During the years ended December 31, 2025 and December 31, 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $0 and $506,358, respectively, for equipment rentals provided to the Company.

During the years ended December 31, 2025 and December 31, 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $1,219,207 and $29,635, respectively, for materials sold to the Company.

Scope of Work Agreement

Ms. Pullano’s appointment as Chief Financial Officer was in connection with the Company’s entry into the scope of work agreement (the “CFO Agreement”) with MACK Financial Solutions, LLC (“MACK”), dated January 2, 2026, pursuant to which MACK agreed to provide professional services to the Company, including oversight of all bookkeeping, financial reporting and SEC reporting duties of the Company (collectively, the “MACK Services”) and Ms. Pullano serving as the part-time Chief Financial Officer of the Company, subject to her appointment by the Board. Ms. Pullano is the co-founder and CEO of MACK. As CFO, Ms. Pullano provides strategic financial oversight and executive-level support to the Company, including review and certification of SEC filings, financial reporting coordination with auditors, legal counsel, and other outsourced accounting professionals, and other responsibilities customarily performed by a CFO of a public company (collectively, the “CFO Services” and together with the MACK Services, the “Services”). In consideration of the Services to be performed, the Company pays MACK $7,500 per month for the CFO Services and an aggregate of $12,500 per month for the MACK Services. Additionally, Ms. Pullano is entitled to the same indemnification, advancement of expenses, and other protections afforded to similarly situated officers of the Company under its organizational documents and applicable law. For the years ended December 31, 2024 and December 31, 2025, the Company paid MACK $0 and $0.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is RBSM LLP, New York, NY, Auditor ID: 587. The following table presents fees for professional audit services and other services rendered to us by RBSM LLP for fiscal years ended 2025 and 2024.

	RBSM
	2025	2024
Audit Fees	$380,000	$350,000
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Totals	$380,000	$350,000

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by RBSM for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s annual report on Form 10-K and in the Company’s quarterly reports on Form 10-Q, or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2025 and 2024 were $380,000 and $350,000, respectively.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by RBSM that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under “Audit Fees” for the fiscal years ending December 31, 2025 and 2024 were $0 and $0, respectively.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2025 and 2024 were $0 and $0, respectively.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2025 and 2024 were $0 and $0, respectively.

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

(3) List of Exhibits.

			Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger between MassRoots, Inc., Empire Merger Corp., Empire Services, Inc. and Danny Meeks, as the sole shareholder, dated September 30, 2021	8-K	000-55431	10.1	October 6, 2021
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	8-K/A	000-55431	3.1	June 19, 2018
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation effective September 30, 2021, field with the Secretary of State on September 30, 2021	8-K	000-55431	3.1	October 6, 2021
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-55431	3.1	February 25, 2022
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-55431	3.2	February 25, 2022
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41452	3.1	June 3, 2024

3.6	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock.	8-K	000-55431	3.1	April 2, 2024
3.7	Certificate of Elimination relating to the Series D Preferred Stock, dated May 29, 2024	8-K	001-41452	3.1	June 3, 2024
3.8	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock of Greenwave Technology Solutions, Inc., dated November 13, 2024	8-K	001-41452	3.1	November 18, 2024
3.9	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation filed August 20, 2025	8-K	001-41452	3.1	August 25, 2025
3.10	Amended and Restated Bylaws of the Registrant.	8-K	001-41452	3.1	November 29, 2022
3.11	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant	DEF 14A	001-41452	Appendix A	June 3, 2024
4.1	Form of Common Stock Certificate.	S-1	333-196735	4.1	June 13, 2014
4.2	Description of Registrant’s Securities	10-K	001-41452	4.2	March 31, 2023
4.3	Form of Warrant dated July 2023	8-K	000-55431	4.1	August 3, 2023
4.4	Form of Senior Note dated July 2023	8-K	000-55431	4.2	August 3, 2023
4.5	Form of Secured Promissory Note dated July 31, 2023. Issued to DWM Properties LLC	8-K	000-55431	4.3	August 3, 2023
4.6	Form of Warrant issued to Purchasers, dated August 2023	8-K	000-55431	4.1	August 21, 2023
4.7	Form of Placement Agent Warrant, dated August 2023	8-K	000-55431	4.2	August 21, 2023
4.8	Form of Warrant	8-K	000-55431	4.1	December 6, 2021
4.9	Form of Senior Note	8-K	000-55431	4.2	December 6, 2021
4.10	Form of Inducement Warrant	8-K	001-41452	4.1	March 18, 2024
4.11	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	April 22, 2024
4.12	Form of Financial Advisor Warrant	8-K	001-41452	4.2	April 22, 2024
4.13	Amendment to Senior Secured Convertible Promissory Note, dated as of May 3, 2024, by and among Greenwave Technology Solutions, Inc. and the Holders party thereto.	8-K	001-41452	4.1	May 3, 2024
4.14	Waiver Agreement, dated as of May 9, 2024, by and among Greenwave Technology Solutions, Inc. and the Purchasers party thereto.	8-K	001-41452	4.1	May 9, 2024
4.15	Form of Warrant issued to Purchasers	10-Q	001-41452	4.1	May 20, 2024
4.16	Form of Financial Advisor Warrant	10-Q	001-41452	4.2	May 20, 2024
4.17	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	June 11, 2024
4.18	Form of Placement Agent Warrant	8-K	001-41452	4.2	June 11, 2024
4.19	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	January 13, 2025
4.20	Form of Placement Agent Warrant	8-K	001-41452	4.2	January 13, 2025
4.21	Form of Warrant Amendment entered into with Existing Holders	8-K	001-41452	4.3	January 13, 2025
4.22	Form of Warrant issued to Purchasers	8-K	001-41452	4.1	February 11, 2025
4.23	Form of Placement Agent Warrant	8-K	001-41452	4.2	February 11, 2025
4.24	Promissory Note, dated as of December 2, 2024, issued to DWM Properties LLC	8-K	001-41452	4.1	December 2, 2024

10.1+	2014 Stock Incentive Plan and form of agreements thereunder.	S-1	333-196735	10.12	June 13, 2014
10.2+	2015 Stock Incentive Plan and form of agreements thereunder.	10-K	333-196735	10.12	March 30, 2016
10.3+	2016 Stock Incentive Plan and form of agreements thereunder.	8-K	000-55431	4.1	September 23, 2016
10.4+	2017 Equity Incentive Plan and form of agreements thereunder.	DEF 14C	000-55431	Appendix A	December 9, 2016
10.5+	2018 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix B	May 11, 2018
10.6+	2021 Equity Incentive Plan and form of agreements thereunder.	DEF 14A	000-55431	Appendix C	July 12, 2021
10.7+	2022 Equity Incentive Plan and form of agreements thereunder	DEF 14A	001-41452	Appendix A	October 11, 2022
10.8+	2023 Equity Inventive Plan and form of agreements thereunder	DEF 14A	001-41452	Appendix A	August 31, 2023
10.9+	2024 Equity Inventive Plan and form of agreements thereunder.	DEF 14A	001-41452	Appendix A	April 11, 2024
10.10+	Amendment No. 1 to the 2024 Equity Inventive Plan	DEF 14A	001-41452	Appendix B	June 3, 2024
10.11	Form of Amended and Restated Simple Agreement for Future Tokens.	S-1	333-223038	10.27	February 14, 2018
10.12+	Employment Agreement by and between the Company and Danny Meeks	8-K	000-55431	10.2	October 6, 2021
10.13	Securities Purchase Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.1	December 6, 2021
10.14	Pledge and Security Agreement, dated November 30, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.2	December 6, 2021
10.15	Registration Rights Agreement, dated November 29, 2021, by and between MassRoots, Inc. and the parties thereto	8-K	000-55431	10.3	December 6, 2021
10.16	Form of Exchange Agreement	8-K/A	000-55431	10.1	April 2, 2024
10.17	Purchase Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.1	August 3, 2023
10.18	Security Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.2	August 3, 2023
10.19	Registration Rights Agreement, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and the parties thereto.	8-K	000-55431	10.3	August 3, 2023
10.20	Bill of Sale, dated July 31, 2023, by and between Greenwave Technology Solutions, Inc. and DWM Properties LLC	8-K	000-55431	10.4	August 3, 2023
10.21	Form of Securities Purchase Agreement between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto.	8-K	000-55431	10.1	August 21, 2023
10.22	Form of Inducement Letter	8-K	000-55431	10.1	March 18, 2024
10.23	Form of Securities Purchase Agreement between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	April 22, 2024
10.24	Form of Exchange Agreement	8-K	001-41452	10.2	April 22, 2024
10.25	Form of Voting Agreement	8-K	001-41452	10.3	April 22, 2024
10.26	Form of Exchange Agreement	8-K	001-41452	10.1	May 16, 2024

10.27	Form of Securities Purchase Agreement between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	10-Q	001-41452	10.1	May 20, 2024
10.28	Form of Securities Purchase Agreement, dated as of June 10, 2024, by and between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	June 11, 2024
10.29	Contract of Sale, dated as of December 2, 2024, by and among, DWM Properties LLC, KPAJ, LLC, Oceana Salvage Properties, L.L.C., as Sellers, and Greenwave Technology Solutions, Inc.	8-K	001-41452	10.1	December 2, 2024
10.30	Form of Securities Purchase Agreement, dated as of January 10, 2025, by and between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	January 13, 2025
10.31	Form of Exchange Agreement, dated as of January 10, 2025, by and between Greenwave Technology Solutions, Inc. and the June Holders signatory thereto	8-K	001-41452	10.2	January 13, 2025
10.32	Form of Voting Agreement, dated as of January 10, 2025, by and between Greenwave Technology Solutions, Inc. and the signatory thereto	8-K	001-41452	10.3	January 13, 2025
10.33	Form of Securities Purchase Agreement, dated as of February 10, 2025, by and between Greenwave Technology Solutions, Inc. and the Purchasers signatory thereto	8-K	001-41452	10.1	February 11, 2025
10.34	Scope of Work Agreement, dated January 2, 2026, between the Company and MACK Financial Solutions, LLC	8-K	001-41452	10.1	February 10, 2026
19.1	Insider Trading Policy	10-K	001-41452	19.1	April 15, 2025
21.1	Subsidiaries of the Registrant	10-K	001-41452	21.1	April 15, 2025
23.1*	Consent of Independent Registered Public Accounting Firm RBSM LLP
31.1*	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy	10-K	001-41452	10.54	April 16, 2024

*	filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

+	Denotes a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Date: June 12, 2026	By:	/s/ Danny Meeks
Danny Meeks, Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2026	By:	/s/ Chelsea Pullano
Chelsea Pullano, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Danny Meeks	Chief Executive Officer (Principal Executive Officer) and	June 12, 2026
Danny Meeks	Chairman of the Board of Directors

/s/ Chelsea Pullano	Chief Financial Officer (Principal Financial and Accounting Officer)	June 12, 2026
Chelsea Pullano

/s/ Cheryl Lanthorn	Director	June 12, 2026
Cheryl Lanthorn

/s/ Lisa Lucas-Burke	Director	June 12, 2026
Lisa Lucas-Burke

35

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

New York Office: 805 Third Avenue New York, NY 10022 212.838.5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greenwave Technology Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenwave Technology Solutions, Inc., and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2017.

PCAOB ID 587

New York, NY

June 12, 2026

New York, NY Washington DC Mumbai & Pune, India San Francisco, CA

Houston, TX Boca Raton, FL Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$935,763	$2,576,464
Inventories, net	2,240,943	2,889,682
Accounts receivable, net of allowance for doubtful accounts	1,116,924	1,254,390
Prepaid expenses	524,691	921,580
Total current assets	4,818,321	7,642,116

Property and equipment, net	25,580,301	25,596,856
Property and equipment, net - Purchased from Related Party	10,267,709	11,834,807
Operating lease right of use assets, net	495,457	1,048,070
Licenses, net	12,232,550	14,359,950
Customer list, net	1,287,425	1,511,325
Intellectual property, net	455,400	1,062,600
Security deposit	31,893	31,893

Total assets	$55,169,056	$63,087,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank overdraft	$163,141	$231,696
Accounts payable and accrued expenses	8,043,143	5,893,351
Accrued payroll and related expenses	3,946,411	3,946,410
Non-convertible notes payable, current portion, net of unamortized debt discount of $162,390 and $633,396, respectively	1,798,444	2,505,360
Related party note payable	5,391,859	7,691,859
Due to related parties	3,542,433	495,354
Operating lease obligations, current portion	272,476	331,545
Total current liabilities	23,157,907	21,095,575

Operating lease obligations, less current portion	233,451	773,820
Non-convertible notes payable, net of unamortized debt discount of $1,642,823 and $1,076,554, respectively	5,840,738	4,263,239
Total liabilities	29,232,096	26,132,634

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series A-1, $0.001 par value, $100,000 stated value, 450,000 shares authorized; 450,000 and 450,000 shares issued and outstanding, respectively	450	450
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 829,631 and 237,191 shares issued and outstanding, respectively	830	237
Additional paid in capital	546,846,108	533,266,642
Accumulated deficit	(520,910,428)	(496,312,346)
Total stockholders’ equity	25,936,960	36,954,983

Total liabilities and stockholders’ equity	$55,169,056	$63,087,617

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024

Revenues	$46,660,320	$33,315,859

Cost of Revenues	34,786,895	20,326,381

Gross Profit	11,873,425	12,989,478

Operating Expenses:
Advertising	173,445	53,147
Payroll and related expense	11,273,313	8,181,701
Rent, utilities and property maintenance	1,020,000	2,680,454
Hauling and equipment maintenance	5,243,036	5,296,630
Depreciation and amortization expense	8,664,778	7,337,893
Impairment of tangible assets	-	439,086
Stock Compensation for Services	100,000	-
Consulting, accounting and legal	1,818,126	3,179,812
Gain on asset	(202,466)	-
Loss on asset - related-party	-	12,338,550
Warrants issued for services	-	3,004,909
Stock compensation	-	823,500
Other general and administrative expenses	3,603,911	3,915,729
Total Operating Expenses	31,694,143	47,251,411

Loss From Operations	(19,820,718)	(34,261,933)

Other Income (Expense):
Interest expense and amortization of debt discount	(2,839,749)	(5,364,703)
Shares issued for financing	-	(52,182)
Other expense	-	(15,212)
Other income	26,970	-
Other income - related party	56,100	-
Change in fair value of derivative liabilities	-	48,314,949
Fain (loss) on extinguishment of debt	980,769	(16,351,827)
Equity issued for warrant inducement	-	(3,029,927)
Loss on conversion of convertible notes	-	(14,213,480)
Gain on settlement of non-convertible notes payable, accrued interest, and advances	-	1,056,962
Total Other Income (Expense)	(1,775,910)	10,344,580

Net Loss Before Income Taxes	(21,596,628)	(23,917,353)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(21,596,628)	(23,917,353)

Deemed dividend for the reduction of exercise price of warrants	(2,999,964)	(52,574,896)
Deemed dividend for the reduction of the conversion price of a debt note	-	(23,953,940)

Net Loss Available to Common Stockholders	$(24,596,592)	$(100,446,189)

Net Loss Per Common Share:
Basic	$(41.25)	$(932.14)
Diluted	$(41.21)	$(601.70)

Weighted Average Common Shares Outstanding:
Basic	596,352	107,759
Diluted	596,352	107,759

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2025

	Preferred Stock Series A-1		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at December 31, 2024	450,000	$450	237,191	$237	$533,266,642	$(496,312,346)	$36,954,983
Common stock and warrants issued for cash, net of fees	-	-	260,403	260	10,478,345	-	10,478,605
Common stock issued for cashless exchange of warrants	-	-	328,451	329	(329)	-	-
Common stock issued for rounding in reverse split	-	-	159	-	1,490	(1,490)	-
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	2,999,964	(2,999,964)	-
Common stock issued for services rendered	-	-	3,427	4	99,996	-	100,000
Net loss	-	-	-	-	-	(21,596,628)	(21,596,628)
	-	-	-	-	-	-	-
Balance at December 31, 2025	450,000	$450	829,631	$830	$546,846,108	$(520,910,428)	$25,936,960

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2024

	Preferred Stock Series D to be Issued		Preferred Stock Series A-1		Common Stock		Common Stock to be Issued		Subscription	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	In Capital	Deficit	Total

Balance at December 31, 2023	-	$-	-	$-	1,028	$1	-	$-	$-	$391,412,008	$(395,866,157)	$(4,454,148)
Exchange of non-convertible note into shares of Series D Preferred	1,000	1	-	-	-	-	-	-	-	9,999,999	-	$10,000,000
Issuance of Series A-1 Preferred to related party as consideration for purchase of land and permits	-	-	450,000	450	-	-	-	-	-	3,299,634	-	$3,300,084
Sale of Commons Shares and Warrants for Cash	-	-	-	-	74,099	74	-	-	67,923	40,369,041	-	$40,437,038
Exchange of Series D Preferred into Common	(1,000)	(1)	-	-	12,121	$12	-	$-	$-	$(11)	-	$-
Common stock issued for the conversion of convertible debt notes	-	-	-	-	22,531	23	-	-	-	30,713,920	-	$30,716,399
Common stock issued for the conversion of convertible debt notes (Related Party)	-	-	-	-	3,749	4	-	-	-	7,236,493	-	$7,236,905
Common stock issued for the exercise of warrants for cash	-	-	-	-	972	1	15	1	(67,923)	2,834,739	-	$2,766,817
Common stock issued for the cashless exchange of warrant	-	$-	-	-	87,528	$88	-	$-	$-	$(9,628)	$-	$(9,540)
Equity Issued for Services	-	-	-	-	33,748	33	-	-	-	3,486,642	-	$3,486,675
Modification of conversion feature on debt	-	-	-	-	-	-	-	-	-	12,388,229	-	$12,388,229
Stock based compensation	-	-	-	-	-	-	-	-	-	288,900	-	$288,900
Establishment of derivative liabilities due to authorized share shortfall	-	-	-	-	-	-	-	-	-	(64,951,789)	-	$(64,951,789)
Settlement of derivative liabilities upon stock split	-	-	-	-	-	-	-	-	-	16,636,840	-	$16,636,840
Rounding for share adjusted in reverse split	-	-	-	-	1,415	1	-	-	-	(1)	-	$-
Equity issued for warrant inducement	-	-	-	-	-	-	-	-	-	3,029,927	-	$3,029,927
Deemed dividend for the reduction of the conversion price of a debt note	-	-	-	-	-	-	-	-	-	23,953,940	(23,953,940)	$-
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	-	-	-	-	-	52,574,896	(52,574,896)	$-
Net loss	-	-	-	-	-	-	-	-	-	-	(23,917,353)	$(23,917,353)
			-	-
Balance at December 31, 2024	-	$-	450,000	$450	237,191	$237	15	$1	$-	$533,266,642	$(496,312,346)	$36,954,983

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(21,596,628)	$(23,917,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$8,664,778	$7,337,893
Amortization of right of use assets, net - related-party	$-	$324,608
Amortization of right of use assets, net	$552,613	$-
Interest and amortization of debt discount	$2,839,749	$5,364,703
Loss on conversion of debt	$-	$14,213,480
Gain on settlement of non-convertible notes payable and advances	$-	$(1,056,962)
(Gain)/Loss on asset	$(202,466)	$-
Loss on assets - related-party	$-	$12,338,550
Impairments on equipment	$-	$439,086
Stock based compensation	$100,000	$823,500
Warrants issued for services	$-	$3,004,909
Equity issued for warrant inducement	$-	$3,029,927
(Gain)/Loss on extinguishment	$(980,769)	$16,351,827
Change in fair value of derivative liability	$-	$(48,314,949)
Changes in operating assets and liabilities:
Due to related parties	$(200,403)	$(1,685,205)
Inventories	$648,739	$(2,689,254)
Accounts receivable	$137,466	$(745,477)
Prepaid expenses	$396,889	$(687,194)
Security deposit	$-	$-
Accounts payable and accrued expenses	$1,216,097	$(969,383)
Accrued payroll and related expenses	$3,047,932	$(156,582)
Principal payments made on operating lease liability - related-party	$-	$(83,430)
Principal payments made on operating lease liability	$(599,438)	$(177,417)
Net cash used in operating activities	$(5,975,441)	$(17,254,723)

Cash flows from investing activities:
Purchases of property and equipment - related-party	$-	$(3,582,181)
Purchases of property and equipment	$(2,068,086)	$(12,339,809)
Proceeds from disposal of property and equipment	$1,133,787	-
Net cash used in investing activities	$(934,299)	$(15,921,990)

Cash flows from financing activities:
Bank overdrafts	$(68,555)	$112,933
Proceeds from issuance of common stock with warrants	$10,478,606	$40,369,115
Proceeds from warrant exercises	$-	$2,834,741
Repayment of convertible notes	$-	$(1,497,083)
Repayment of non-convertible notes payable	$(2,841,012)	$(2,910,193)
Repayment of non-convertible notes payable - Related party	$(2,300,000)	$(4,008,057)
Proceeds from factoring	$-	$2,843,950
Repayments of factoring	$-	$(3,538,388)
Net cash provided by financing activities	$5,269,039	$34,207,018

Net (decrease)/increase in cash	$(1,640,701)	$1,030,305
Cash, beginning of year	$2,576,464	$1,546,159
Cash, end of year	$935,763	$2,576,464

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$798,994	$365,000
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Equipment purchased by issuance of non-convertible notes payable	$6,127,989	$-
Non-convertible notes settled with disposal of property	$3,302,469	$-
Reclassification of related party note to due to related parties	$2,300,000	$-
Deemed dividend for exercise price reduction of warrants	$2,999,964	$23,953,940
Deemed dividend for conversion price reduction of note	$-	$52,574,896
Exchange of related party notes to Series D Preferred	$-	$10,000,000
Common shares issued for cashless exchange of warrants	$329	$11,807
Rounding for reverse split	$1,490	$156
Increase in right of use assets and operating lease liabilities	$-	$1,070,298
Common shares issued upon conversion of Series Z Preferred	$-	$1,333
Legal fees paid out of warrant exercise	$-	$139,955
Assets purchased adjusted from Accounts Receivable	$-	$137,500
Common shares issued upon conversion of convertible notes and accrued interest	$-	$2,890,818
Land purchase with issuance of Series A-1 Preferred	$-	$3,300,084
Land Purchased with deed of trust notes	$-	$11,699,916

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2025, the Company had cash of $935,763 and a working capital deficit (current liabilities in excess of current assets) of $(18,339,586). During the year ended December 31, 2025, the net cash used in operating activities was $(5,975,441). The accumulated deficit as of December 31, 2025 was $(520,910,428). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used in the calculation of stock-based compensation, fair values relating to derivative liabilities, payroll tax liabilities with interest and penalties, deemed dividends, allowance for doubtful accounts, assumptions used in right-of-use and lease liability calculations, valuations and impairments of intangible assets acquired in business combination, estimated useful life of long-lived assets and finite life tangible assets, extinguishment & modification of debt and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Cash

For purposes of the consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may exceed the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with multiple major financial institutions. At December 31, 2025 and 2024, the uninsured balances amounted to approximately $376,924 and $2,363,785, respectively.

Property and Equipment, net

Property and equipment is stated at cost or, if acquired through a business combination, at fair value at the date of acquisition. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, except for leasehold improvements, which are depreciated over the shorter of their estimated useful lives or their related lease term. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income. Costs for repairs and maintenance are expensed as incurred. Property and equipment is pledged as collateral for certain non-convertible notes (see Note 8 – Advances and Non-Convertible Notes Payable).

Cost of Revenue

The Company’s cost of revenue consists primarily of the costs of purchasing metal from suppliers, direct costs of providing hauling services to customers, and cost of other revenue, including sand.

Prepaid Expenses

Prepaid expenses consist of payments made in advance for goods and services that will be received or consumed in future periods. Such amounts are recorded as assets when paid and are recognized as expense in the period in which the related goods or services are received or the economic benefit is realized. Prepaid amounts expected to be realized within twelve months of the balance sheet date are classified as current assets, while amounts expected to be realized beyond twelve months are classified as non-current. The Company periodically evaluates prepaid expenses for recoverability and recognizes a charge to operations if it is determined that the future economic benefit associated with the prepaid asset will not be realized.

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

The Company evaluates the collectability of its accounts receivable based on a combination of factors, including the aging of receivable balances, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of receivables that may not be collected and records a provision for expected credit losses. Accounts are written off when all collection efforts have been exhausted. As of December 31, 2025 and 2024, accounts receivable were $1,116,924 and $1,254,390, respectively. As of December 31, 2025 and 2024, there was a $0 allowance for doubtful, and no allowances were recorded for the years ended December 31, 2025 and 2024, respectively.

Inventories

Although the Company ships ferrous and non-ferrous metals multiple times per day, it maintains inventories consisting of processed and unprocessed scrap metal, used and salvaged vehicles, and supplies. Inventories are valued at the lower of cost or net realizable value. Inventory cost is determined using the first-in, first-out (FIFO) method. Finished goods are valued at net realizable value as cost is not readily determinable. The value of inventories was $2,240,943 and $2,889,682 as of December 31, 2025 and 2024, respectively. See Note 5 – Inventories.

Advertising

The Company expenses advertising costs as incurred. Advertising costs were $173,445 and $53,147 for the years ended December 31, 2025 and 2024, respectively.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2025 and 2024 using the applicable classification criteria enumerated under ASC 815, “Derivatives and Hedging.” The Company determined that certain embedded conversion and/or exercise features did not contain fixed settlement provisions. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands. As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period. The Company also records derivative liabilities for instruments, including convertible notes, preferred stock, and warrants, in which the Company does not have sufficient authorized shares to cover the conversion of these instruments into shares of common stock.

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At December 31, 2025 and 2024, the Company had accruals reported on the balance sheet as current liabilities of $0 and $0, respectively.

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

The Company adopted ASU 2023-07 for the year ended December 31, 2024. Additional information about the Company’s operating segments and related disclosures is provided in Note 20 – Segment Reporting.

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

The computation of basic and diluted income (loss) per share, for the year ended December 31, 2025 and 2024 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31,	December 31,
	2025	2024
Common shares issuable upon conversion of convertible notes	-	-
Options to purchase common shares	206	7
Warrants to purchase common shares	3,421	104,308
Common shares issuable upon conversion of preferred stock	373,334	106,736
Total potentially dilutive shares	376,961	211,051

On August 20, 2025, the Company filed a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its issued common stock, par value $0.001 per share, in the ratio of 1-for-110, which was effective at 5:00 p.m., eastern time, on August 22, 2025. Pursuant to GAAP, the Company retrospectively recasted and restated the weighted-average shares included within its consolidated statements of operations for the years ended December 31, 2025 and 2024. The basic and diluted weighted-average common shares are retroactively converted to shares of the Company’s common stock to conform to the recasted consolidated statements of stockholders’ equity.

Recent Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. The Company adopted ASU 2023-09 for the annual period ending December 31, 2025. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements but resulted in enhanced income tax disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

Disclosure Improvements

In October 2023, the FASB issued Accounting Standards Update No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 incorporates into the FASB Accounting Standards Codification 14 of the 27 disclosure and presentation requirements that were referred to the FASB by the SEC in connection with the SEC’s Disclosure Update and Simplification Initiative (SEC Release No. 33-10532). The amendments modify or add various disclosure and presentation requirements across a number of Codification topics. The effective date for each amendment will be the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027 the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the related amendment will be removed from the Codification and will not become effective for any entity. The Company is currently evaluating the impact of this guidance but does not expect it to have a material impact on its consolidated financial statements or disclosures.

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

Credit Losses – Accounts Receivable and Contract Assets

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides all entities with a practical expedient, and entities other than public business entities with an additional accounting policy election, when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. Under the practical expedient, an entity may assume that current economic conditions as of the balance sheet date remain unchanged over the forecast period, and is therefore not required to develop reasonable and supportable forecasts of future economic conditions for those assets. The standard is effective for the Company for annual reporting periods beginning January 1, 2026, and interim periods within those annual periods, applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – CONCENTRATIONS OF RISK

During the years ended December 31, 2025 and 2024, no supplier accounted for more than 5% of the Company’s cost of revenues.

Accounts Receivable

The Company has a concentration of credit risk with its accounts receivable balance. At December 31, 2025, seven certain large customers individually accounted for $159,073, $143,994, $113,939, $95,381, $88,446, $79,048, and $70,322, or 14.24%, 12.89%, 10.20%, 8.54%, 7.92%, 7.08%, and 6.30%, respectively. At December 31, 2024, six certain large customers individually accounted for $156,535, $145,703, $140,978, $130,518, $109,900, $83,387, and $67,214, or 12.48%, 11.62%, 11.24%, 10.40%, 8.76%, 6.65%, and 5.36%, respectively.

Customer Concentrations

The Company has a concentration of customers. For the fiscal year ended December 31, 2025, two large customers individually accounted for $12,073,690 and $5,482,886, or approximately 25.88% and 11.75% of our revenues, respectively. For the fiscal year ended December 31, 2024, two large customers individually accounted for $18,654,928 and $1,683,325, or approximately 55.99% and 5.05% of our revenues, respectively.

Supplier Concentrations

The Company does not have a concentration of suppliers.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 5 – INVENTORIES

Inventories consisted of the following as of:

	December 31,	December 31,
	2025	2024
Processed and unprocessed scrap metal	$2,240,943	$2,889,682
Finished products	-	-
Inventories	$2,240,943	$2,889,682

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

Property and equipment as of December 31, 2025 and 2024 is summarized as follows:

	December 31,	December 31,
	2025	2024
Machinery & Equipment	$19,658,607	$18,467,955
Furniture & Fixtures	6,128	6,128
Vehicles	21,742,353	20,679,716
Leaseholder Improvement	2,036,384	1,886,384
Land	3,641,579	3,641,579
Buildings	724,170	724,170
Subtotal	47,809,221	45,405,932
Less accumulated depreciation	(11,961,211)	(7,974,269)
Property and equipment, net	$35,848,010	$37,431,663

Depreciation expense for the years ended December 31, 2025 and 2024 was $5,706,278 and $4,379,393, respectively. Impairment of equipment for the years ended December 31, 2025 and 2024 was $0 and $439,086, respectively. Loss on assets for the years ended December 31, 2025 and 2024 was $0 and $12,338,550, respectively due to loss on a related-party asset purchase. Gain on assets for the years ended December 31, 2025 and 2024 was $202,466 and $0, respectively due to loss on a non related-party asset purchase. For the year ended December 31, 2024, the Company wrote off its fully depreciated equipment in the amount of $1,474,750 and also fully wrote off impaired equipment in the amount of $624,462. For the year ended December 31, 2025, the Company wrote off its fully depreciated equipment in the amount of $19,427.

NOTE 7 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	December 31, 2025			Remaining
	Gross carrying	Accumulated	Carrying	estimated
	amount	amortization	value	useful life
Intellectual Property	$3,036,000	$(2,580,600)	$455,400	1 year
Customer List	2,239,000	(951,575)	1,287,425	6 years
Licenses	21,274,000	(9,041,450)	12,232,550	6 years
Total intangible assets, net	$26,549,000	$(12,573,625)	$13,975,375

	December 31, 2024			Remaining
	Gross carrying	Accumulated	Carrying	estimated
	amount	amortization	value	useful life
Intellectual Property	$3,036,000	$(1,973,400)	$1,062,600	2 years
Customer List	2,239,000	(727,675)	1,511,325	7 years
Licenses	21,274,000	(6,914,050)	14,359,950	7 years
Total intangible assets, net	$26,549,000	$(9,615,125)	$16,933,875

There were no intangible assets acquired during the years ended December 31, 2025 and 2024.

Amortization expense for intangible assets was $2,958,500 and $2,958,500 for the years ended December 31, 2025 and 2024, respectively. Total estimated amortization expense for our intangible assets for the years 2026 through 2029 is as follows:

Year ended December 31,
2026	$2,806,700
2027	2,351,300
2028	2,351,300
2029	2,351,300
2030	2,351,300
Thereafter	1,763,475

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

The remaining advances are for Simple Agreements for Future Tokens, entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of December 31, 2025 and 2024, the Company owed $85,000 for Simple Agreements for Future Tokens.

Non-Convertible Notes Payable

On April 11, 2022, the Company entered into a vehicle financing agreement with GM Financial for the purchase of a vehicle for use by the Company’s Chief Executive Officer in the principal amount of $74,186. GM Financial financed $65,000 of the purchase price of the vehicle and the Company was required to make a $10,000 down payment. There was a $2,400 rebate applied to the purchase price. The Company is required to make 60 monthly payments of $1,236. During the years ended December 31, 2025 and 2024, the Company made $9,281 and $31,330 in payments towards the financing agreement, respectively. There was amortization of debt discount of $4,306 and $1,792 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the financing agreement had a balance of $0 and $4,875, net an unamortized debt discount of $0 and $4,306, respectively.

On April 21, 2022, the Company entered into a secured promissory note in the principal amount of $964,470 for the financing and installation of a piece of equipment in the amount $750,000. The Company is required to make monthly payments in the amount $6,665 through October 2022 and monthly payments of $19,260 until October 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on October 21, 2026. During the years ended December 31, 2025 and 2024, the Company made $244,963 and $202,747 in payments towards the note, respectively. There was additional interest of $16,148 booked during the year ended December 31, 2025. There was amortization of debt discount of $65,950 and $57,294 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the note had a balance of $176,792 and $310,476 net an unamortized debt discount of $(61,471) and $49,802, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $17,338 and $17,903 during the years ended December 31, 2025 and 2024, respectively. The Company made interest payments of $31,614 and $35,809 during the years ended December 31 2025 and 2024, respectively. As of December 31, 2025 and 2024, the note had a principal balance of $543,988 and $561,324, respectively and accrued interest of $0 and $2,999.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $17,338 and $17,903 during the years ended December 31, 2025 and 2024, respectively. The Company made interest payments of $31,614 and $35,809 during the years ended December 31 2025 and 2024, respectively. As of December 31, 2025 and 2024, the note had a principal balance of $543,988 and $561,324, respectively and accrued interest of $0 and $2,999.

On September 14, 2022, the Company entered into a secured promissory note in the principal amount of $2,980,692 for a purchase price of $2,505,000. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount $82,797 through September 2025. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on September 14, 2025. There was amortization of debt discount of $56,316 and $112,006 and a gain on settlement of $33,027 and $0 recorded during the years ended December 31, 2025 and 2024, respectively. There were payments of $667,123 and $805,182 towards the note during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the note had a balance of $0 and $575,616 net an unamortized debt discount of $0 and $59,478, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,539,630 for a purchase price of $1,078,502. The note is secured by certain assets of the Company. A non-cash adjustment of $439,500 was recorded on disposal of assets. The Company is required to make monthly payments in the amount of $10,410 through March 2023 and then monthly payments in the amount of $20,950 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $247,899 and $104,107 during the years ended December 31, 2025 and 2024, respectively. There were payments of $87,047 and $220,860 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 2024 the note had a balance of $0 and $680,674 net an unamortized debt discount of $0 and $247,897, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,560,090 for a purchase price of $1,092,910. $586,000 of this balance was settled against the disposal of property and equipment. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $10,630 through March 2023 and then monthly payments in the amount of $21,225 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $254,642 and $107,423 during the years ended December 31, 2025 and 2024, respectively. There were payments of $79,696 and $223,759 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024 the note had a balance of $0 and $689,613 net an unamortized debt discount of $0 and $249,740, respectively.

On November 28, 2022, the Company entered into a secured promissory note in the principal amount of $1,597,860 for a purchase price of $1,119,334. The note is secured by certain assets of the Company. A non-cash adjustment of $439,500 was recorded on disposal of assets. The Company is required to make monthly payments in the amount of $10,860 through March 2023 and then monthly payments in the amount of $21,740 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 5, 2029. There was amortization of debt discount of $216,411 and $108,233 during the years ended December 31, 2025 and 2024, respectively. There were payments of $82,870 and $229,388 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 2024, the note had a balance of $0 and $706,341 net an unamortized debt discount of $0 and $255,835, respectively.

On December 15, 2022, the Company entered into a secured promissory note in the principal amount of $1,557,435 for a purchase price of $1,093,380. The note is secured by certain assets of the Company. A non-cash adjustment of $439,000 was recorded on disposal of assets. The Company is required to make monthly payments in the amount of $10,585 through March 2023 and then monthly payments in the amount of $21,190 through March 2029. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 15, 2029. There was amortization of debt discount of $250,101 and $103,266 during the years months ended December 31, 2025 and 2024, respectively. There were payments of $51,787 and $223,818 during the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025 and 2024, the note had a balance of $0 and $687,948 net an unamortized debt discount of $0 and $250,101, respectively.

On January 10, 2023, the Company entered into a secured promissory note in the principal amount of $1,245,018 for a purchase price of $1,021,500. The note is secured by certain assets of the Company. There were cash proceeds of $1,000,000. The Company is required to make monthly payments in the amount of $10,365 through March 2023 and then monthly payments in the amount of $34,008 through March 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 10, 2026. There was amortization of debt discount of $41,021 and $64,534 during the years ended December 31, 2025 and 2024, respectively. There were payments of $276,154 and $330,875 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the note had a balance of $133,752 and $381,903 net an unamortized debt discount of $50,416 and $78,419, respectively.

On January 12, 2023, the Company entered into a secured promissory note in the principal amount of $1,185,810 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment, as well as a non-cash adjustment of $289,033 on disposal of assets. The Company is required to make monthly payments in the amount of $8,030 through April 2023 and then monthly payments in the amount of $16,135 through April 2028. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on April 12, 2028. There was amortization of debt discount of $67,928 and $79,231 during the years ended December 31, 2025 and 2024, respectively. There were payments of $43,355 and $156,933 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the note had a balance of $0 and $531,871 net an unamortized debt discount of $0 and $185,515, respectively. During the year ended December 31, 2025, an additional non-cash adjustment for $219,069 was recorded on disposal of assets and a $190,438 gain on settlement was recorded for early payoff on this note.

On February 23, 2023, the Company entered into a secured promissory note in the principal amount of $822,040 for a purchase price of $628,353. The note is secured by certain assets of the Company. There were non-cash proceeds of $628,253 used to purchase equipment. The Company is required to make monthly payments in the amount of $6,370 through June 2023 and then monthly payments in the amount of $16,595 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 23, 2027. There was amortization of debt discount of $10,974 and $64,812 during years ended December 31 2025 and 2024, respectively. There were payments of $183,631 and $232,826 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the note had a balance of $242,229 and $346,227 net an unamortized debt discount of $340,909 and $54,034, respectively.

On February 24, 2023, the Company entered into a secured promissory note in the principal amount of $1,186,580 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment. The Company is required to make monthly payments in the amount of $9,185 through June 2023 and then monthly payments in the amount of $23,955 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 24, 2027. There were additional fees incurred of $8,733 and $21,380 during the years ended December 31, 2024 and 2023, respectively. The company recorded additional interest adjusted to debt discount amounting to $113,839. There was amortization of debt discount of $(10,491) and $107,570 during the years ended December 31, 2025 and 2024, respectively. There were payments of $191,967 and $174,746 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the note had a balance of $349,636 and $494,748 net an unamortized debt discount of $(229,154) and $292,226, respectively.

On April 12, 2023, the Company entered into a secured promissory note in the principal amount of $317,415 for a purchase price of $219,676. The note is secured by certain assets of the Company. There were non-cash proceeds of $219,676 used to purchase equipment. The Company is required to make monthly payments in the amount of $2,245 through August 2023 and then monthly payments in the amount of $4,315 through July 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on July 12, 2029. There were payments of $61,249 and $41,589 during the years ended December 31, 2025 and 2024, respectively and $150,466 and $0 of this balance, respectively, was settled against the disposal of property and equipment. The company recorded additional interest adjusted to debt discount amounting to $150,466. There was amortization of debt discount of $(58,547) and $3,480 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the note had a balance of $0 and $145,554 net an unamortized debt discount of $0 and $66,158, respectively.

On December 2, 2024, the Company entered into a secured promissory note with an entity controlled by the Company’s Chief Executive Officer in the principal amount of $11,699,916. The note was for the purchase of certain land and permits from an entity controlled by the Company’s Chief Executive Officer and is secured by such property. There were non-cash proceeds of $11,699,916 used to purchase the land and equipment. The note matures on March 31, 2025 and accrues interest at 10% per annum. The note requires monthly payments of $2,983,309, however in the event such payment would result in the Company having less than $3 million cash on hand, such payment is delayed without penalty until the following month and the maturity date of the note extended. There was amortization of debt discount of $0 during the years ended December 31, 2025 and 2024. The Company made payments of $2,300,000 towards the principal of the note during the year ended December 31, 2025. As of December 31, 2025 and 2024, the note had a principal balance and accrued interest of $5,391,859 and $7,691,859, respectively. Subsequent to December 31, 2025, the note was extended to March 31, 2026, and then further extended to June 30, 2026.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,373,040 for a purchase price of $1,026,844. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $19,070. The note matures on February 3, 2031. There was amortization of debt discount of $62,495 and $0 during the years ended December 31, 2025 and 2024, respectively. There were payments of $172,630 and $0 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the note had a balance of $911,784 and $0 net of an unamortized debt discount of $288,626 and $0, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,000,107 for a purchase price of $769,383. The note is secured by certain assets of the Company. There were non-cash proceeds of $29,853 used to purchase equipment. The Company is required to make monthly payments in the amount of $14,305. The note matures on February 3, 2031. There was amortization of debt discount of $35,205 and $0 during the years ended December 31, 2025 and 2024, respectively. There were payments of $128,745 and $0 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the note had a balance of $684,050 and $0 net of an unamortized debt discount of $187,312 and $0, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,517,127 for a purchase price of $1,167,350. The note is secured by certain assets of the Company. There were non-cash proceeds of $45,273 used to purchase equipment. The Company is required to make monthly payments in the amount of $21,700. The note matures on February 3, 2031. There was amortization of debt discount of $17,670 and $0 during the years ended December 31, 2025 and 2024, respectively. There were payments of $196,300 and $0 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the note had a balance of $1,037,443 and $0 net of an unamortized debt discount of $283,384 and $0, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,213,693 for a purchase price of $898,653. The note is secured by certain assets of the Company. There were non-cash proceeds of $36,227 used to purchase equipment. The Company is required to make monthly payments in the amount of $17,360. The note matures on February 3, 2031. There was amortization of debt discount of $12,656 and $0 during the years ended December 31, 2025 and 2024, respectively. There were payments of $156,240 and $0 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the note had a balance of $830,115 and $0 net of an unamortized debt discount of $227,338 and $0, respectively.

On May 28, 2025, the Company entered into a secured promissory note in the principal amount of $1,658,880 for a purchase price of $1,240,690. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $23,040. The note matures on May 28, 2031. There was amortization of debt discount of $7,228 and $0 during the years ended December 31, 2025 and 2024, respectively. There were payments of $101,400 and $0 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the note had a balance of $1,169,642 and $0 net of an unamortized debt discount of $397,078 and $0, respectively.

On May 28, 2025, the Company entered into a secured promissory note in the principal amount of $1,327,680 for a purchase price of $992,852. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $7,383. The note matures on May 28, 2031. There was amortization of debt discount of $4,153 and $0 during the years ended December 31, 2025 and 2024, respectively. There were payments of $71,903 and $0 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the note had a balance of $925,765 and $0 net of an unamortized debt discount of $320,772 and $0, respectively.

The following table details the current and long-term principal due under non-convertible notes as of December 31, 2025.

	Principal	Principal
	(Current)	(Long Term)
Non-Convertible Note (Issued March 8, 2019)	$-	$5,000
Deed of Trust Note (Issued September 1, 2022)	53,712	490,276
Deed of Trust Note (Issued September 1, 2022)	53,712	490,276
Equipment Finance Note (Issued April 21, 2022)	115,321	-
Equipment Finance Note (Issued January 10, 2023)	184,169	-
Equipment Finance Note (Issued February 24, 2023)	120,482	-
Equipment Finance Note (Issued February 23, 2023)	199,140	383,999
Equipment Finance Note (Issued February 3, 2025)	228,840	971,570
Equipment Finance Note (Issued February 3, 2025)	171,660	699,702
Equipment Finance Note (Issued February 3, 2025)	260,400	1,060,427
Equipment Finance Note (Issued February 3, 2025)	208,320	849,133
Equipment Finance Note (Issued May 28, 2025)	276,480	970,057
Equipment Finance Note (Issued May 28, 2025)	88,599	1,478,121
SAFTs	-	85,000
DWM Property Note	5,391,859	-
Debt Discount	(162,391)	(1,642,823)
Total Principal of Non-Convertible Notes	$7,190,303	$5,840,738

Total principal payments due on non-convertible notes for 2026 through 2028 and thereafter is as follows:

Year ended December 31,
2026	$7,352,695
2027	1,540,863
2028	1,526,582
2029	1,341,723
Thereafter	3,074,392

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2025 and 2024, the Company owed accounts payable and accrued expenses of $8,043,143 and $5,893,351, respectively. These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	December 31,	December 31,
	2025	2024
Accounts Payable	$2,950,052	$2,364,398
Credit Cards	37,400	25,118
Accrued Interest	2,849,977	2,439,466
Accrued Expenses	2,205,714	1,064,369
Total Accounts Payable and Accrued Expenses	$8,043,143	$5,893,351

NOTE 10 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. As of December 31, 2025 and 2024, the Company owed payroll tax liabilities, including penalties, of $3,946,411 to federal and state taxing authorities and $2,798,904 to federal and state governments. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

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

As previously reported on September 13, 2024, the Company received written notice (the “Notice”) from The Nasdaq Listing Qualification Department (“Nasdaq”) notifying the Company that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)

(2) for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. The Notice indicated that the Company has 180 calendar days, or until March 12, 2025, to regain compliance with the Minimum Bid Price Requirement.

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

On November 18, 2025, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (the “Q3 Form 10-Q”). The letter further stated that upon further review, the Company did not meet the terms of the previous exception granted to the Company and that trading of the Company’s common stock would be suspended at the opening of business on November 28, 2025 and the Company’s securities would be subsequently delisted from Nasdaq unless the Company requested a hearing to appeal Nasdaq’s determination by November 25, 2025. On November 18, 2025, the Company filed the Q1 Form 10-Q with the SEC. On November 21, 2025, the Company formally requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the November 18, 2025 determination (the “Hearing”). The Hearing was held on January 13, 2026. On January 27, 2026, the Panel notified the Company that it granted the Company’s request for continued listing subject to the Company filing the Q2 Form 10-Q on or before February 6, 2026 and filing the Q3 Form 10-Q on or before March 6, 2026. On February 5, 2026, the Company filed the Q2 Form 10-Q with the SEC. On March 6, 2026 the Company filed the Q3 10-Q with the SEC. On March 19, 2026, the Company received formal notice from Nasdaq that the Company had regained compliance with Nasdaq Listing Rule 5250(c)(1) and that the above matter has been closed.

On April 20, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that because it has not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) with the SEC, Nasdaq has determined that the Company no longer complies with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) (“Listing Rule 5250(c)(1)”).

The Staff informed the Company that is has 60 calendar days to submit a plan to regain compliance with Listing Rule 5250(c)(1). If the Staff accepts the Company’s plan to regain compliance, then it may grant the Company an exception of up to 180 calendar days from the 2025 Form 10-K’s due date, or until October 12, 2026, to regain compliance.

On May 21, 2026, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026. The Staff informed the Company that is has until June 22, 2026 to submit a plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1). If the Staff accepts the Company’s plan to regain compliance, then it may grant the Company an exception of up to 180 calendar days from the Annual Report’s due date, or until October 12, 2026, to evidence compliance with the Rule.

Employee Matter

Subsequent to year-end, in April 2026, the Company identified and terminated a former non-officer employee in its logistics function who had improperly diverted certain hauling work to an outside entity and engaged in related improper conduct. The conduct occurred during 2026 and did not have a material effect on the Company's financial statements as of and for the year ended December 31, 2025. The Company has reviewed the matter, including outreach to potentially affected customers, and does not believe its ultimate resolution will have a material effect on the Company's financial position, results of operations, or cash flows. Accordingly, no liability has been recorded. The Company's review is ongoing, and the Company is pursuing available remedies against the former employee.

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

ROU assets and liabilities consist of the following:

	December 31,	December 31,
	2025	2024
ROU assets – related party	$-	$-
ROU assets	495,457	1,048,070
Total ROU assets	$495,457	$1,048,070

Current portion of lease liabilities – related party	$-	$-
Current portion of lease liabilities	272,476	331,545
Long term lease liabilities, net of current portion	233,451	773,820
Total lease liabilities	$505,927	$1,105,365

Aggregate minimum future commitments under non-cancelable operating leases and other obligations at December 31, 2025 were as follows:

Year ended December 31,
2026	$272,476
2027	254,448
2028	40,000
Total Minimum Lease Payments	$566,924
Less: Imputed Interest	$(60,997)
Present Value of Lease Payments	$505,927
Less: Current Portion	$(272,476)
Long Term Portion	$233,451

The Company leases its facilities, automobiles, and offices under operating leases which expire on various dates through 2024. Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the years ended December 31, 2025 and 2024 was $535,680 and $1,998,428, respectively. At December 31, 2025, the leases had a weighted average remaining lease term of 2 years and a weighted average discount rate of 10%.

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

During the year ended December 31, 2024, there was amortization of debt discount $5,901,759. During the year ended December 31, 2024, the Company made cash payments of $1,497,083 on the principal of the convertible notes. During the year ended December 31, 2024, holders converted $16,502,905 of principal into 22,532 shares of common stock with a fair value of $30,716,938 (See Note 14 – Stockholder’s Equity). The Company realized a loss from the conversion premium of $14,213,480 on conversion of notes during the year ended December 31, 2024

As of December 31, 2025 and 2024, the carrying value of the convertible notes was $0 and $0, respectively.

As of December 31, 2025 and 2024, the current and non-current portions of the note were $0 and $0, respectively.

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

As of December 31, 2025, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2025 and 2024:

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended December 31, 2025:

Balance, December 31, 2023	$-
Establishment of derivative liability upon authorized share shortfall	64,951,789
Gain on change in fair value of derivative liability	(48,314,949)
Settlement of derivative liability upon correction of authorized share shortfall	(16,636,840)
Balance, December 31, 2024	$-
Mark to market to December 31, 2025	-
Balance, December 31, 2025	$-
Gain on change in derivative liabilities for the year ended December 31, 2025	$-

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

On May 10, 2024, the Company entered into an exchange agreement with DWM, whereby the Company and DWM agreed to exchange 1,000 shares of the Company’s Series D issued by the Company to DWM, for 12,122 shares of the Company’s common stock. As a result of the transaction, the Series D stock were extinguished. The resulting gain on the transaction of $1,224,400 for the difference between the fair value of the common stock and the carrying value of the Series D was recorded as a contribution of capital as the transaction was between related parties.

On May 28, 2024, the Company filed a Certificate of Elimination to retire the class of Series D preferred stock.

As of December 31, 2025, there were 0 shares of Series D issued and outstanding.

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

As of December 31, 2025 and 2024, there were 450,000 and 450,000 shares of Series A-1 Preferred Stock issued and outstanding, respectively.

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

During the year ended December 31, 2024, the Company issued 26,280 shares of common stock for the conversion of debt in the principal amount of $16,502,917 with a fair value of $37,953,304. The Company realized a $14,213,480 loss from the conversion premiums on the conversion of the notes.

During the year ended December 31, 2024, the Company issued 13,939 with a value of $761,124, of which $761,124 vested and services were performed during the year ended December 31, 2024 and $76,875 vested and services will be performed in 2025.

During the year ended December 31, 2025, the Company issued 3,427 shares of common stock for services rendered.

During the year ended December 31, 2025, the Company issued 328,451 shares of common stock pursuant to the cashless exercises of warrants.

During the year ended December 31, 2025 the Company issued 260,403 shares of common stock and warrants pursuant to purchase agreements for total cash proceeds of approximately $11,041,070, gross of offering costs, and $10,478,605 net of $562,465 in offering fees.

During the year ended December 31, 2025, the Company issued 159 shares of common stock pursuant to rounding upon the effectuation of a reverse stock split.

As of December 31, 2025 and 2024 there were 829,631 and 237,191 shares of common stock issued and outstanding, respectively.

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

On May 16, 2024 as a result of the issuance of additional warrants under the security purchase agreements, the Company no longer had sufficient authorized shares in the event that all potentially dilutive instruments were exercised. The Company accounted for the warrants affected under a sequencing approach as a derivative liability under ASC 815 due to the lack of net share settlement. The Company debited additional paid in capital $64,951,789 to establish the derivative liability. Upon the Company enacting the Reverse Stock Split on May 31, 2024, the authorized share shortfall was alleviated and the Company credited additional paid in capital $16,636,840, after the reclassification into equity. See Note 18 for further details

During the year ended December 31, 2025, the Company credited additional paid-in capital approximately $10.5 million related to the issuance of common stock and warrants pursuant to purchase agreements for cash, net of offering costs.

During the year ended December 31, 2025, the Company recorded a deemed dividend of approximately $3.0 million in additional paid-in capital for the reduction in the exercise price of certain outstanding warrants.

During the year ended December 31, 2025, the Company recognized $99,996 in additional paid-in capital for common stock issued for services rendered.

During the year ended December 31, 2025, the Company recognized $(329) in additional paid-in capital for common stock issued pursuant to the cashless exercise of warrants.

During the year ended December 31, 2025, the Company recognized $1490 in additional paid in capital pursuant to rounding for the effectuation of a reverse stock split.

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

During the three months ended March 31, 2025, an additional 8,843 warrants were cashless exercised into 55,066 shares of common stock.

On January 10, 2025, 68,581 warrants were exercised into 68,581 shares of common stock at an exercise price of $58.30 per share.

On February 10, 2025, 155,451 warrants were exercised into 155,451 shares of common stock at an exercise price of $36.30 per share.

During the three months ended September 30, 2025, an additional 98,246 warrants were cashless exercised into 137,185 shares of common stock.

During the three months ended December 31, 2025, an additional 181,599 warrants were cashless exercised into 136,200 shares of common stock.

A summary of the warrant activity for the years ended December 31, 2025 and 2024 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2024	104,319	$323.40	4.40	$-
Granted	282,339	$43.34
Exercised	(383,237)	$43.34
Cancelled/Exchanged	-	$-
Outstanding at December 31, 2025	3,421	$172.30	3.28	$-
Exercisable at December 31, 2025	3,421	$172.30	3.28	$-

Exercise	Warrants	Weighted Avg.	Warrants
Price	Outstanding	Remaining Life	Exercisable
$165.00	3,260	3.38	3,260
320.10	161	1.16	161
	3,421	3.28	3,421

The aggregate intrinsic value of outstanding stock warrants was $0 based on warrants with an exercise price less than the Company’s stock price of $5.24 as of December 31, 2025 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 17 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), our 2021 Equity Incentive Plan in September 2021 (“2021 Plan”), our 2022 Equity Incentive Plan in November 2022, our 2023 Equity Incentive Plan in October 2023 (“2023 Plan”), and our 2024 Equity Incentive Plan in May 2024 (“2024 Plan”, and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2017 Plan, 2018 Plan, 2021 Plan, 2022 Plan, and 2023 Plan, the “Plans”). The Plans are identical, except for the number of shares reserved for issuance under each. In July 2024, shareholders amended our 2024 Plan to increase the number of shares reserved for issuance thereunder by 27,091 to a total of 27,273 shares. As of December 31, 2025, the Company had granted an aggregate of 13,970 securities under the Plans since inception, with 13,388 shares available for future issuances.

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

A summary of the stock option activity for the years ended December 31, 2025 and 2024 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2024	220	$2,723,710	2.47	$-
Granted	-
Exercised	-
Forfeiture/Cancelled	(14)	2,475,000
Outstanding at December 31, 2025	206	$3,723,473	0.99	$-
Exercisable at December 31, 2025	206	$3,723,473	0.99	$-

Exercise	Number of	Remaining	Number of
Price	Options	Life In Years	Options Exercisable
$378,500 – 1,237,500	22	2.60	22
1,237,501 – 2,475,000	9	1.70	9
2,475,001 – 3,712,500	35	0.63	35
3,712,501 – 4,950,000	112	0.77	112
4,950,001 – 5,296,500	28	0.79	28

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price greater than the Company’s stock price of $5.24 as of December 31, 2025, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the year ended December 31, 2025 and 2024 was $0 and $0, respectively. Unrecognized compensation expense was $0 as of December 31, 2025.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation (presented in both dollars and percentages using prescribed categories) and additional information regarding income taxes paid and the components of income tax expense by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. The Company operates solely within the United States; accordingly, all pre-tax loss from continuing operations is domestic, there are no foreign tax effects, and income taxes are levied in the U.S. federal jurisdiction and the Commonwealth of Virginia, which comprises the entirety of the state and local income tax category.

At December 31, 2025, the Company has available for income tax purposes of approximately $47,264,135 and $65,785,385 in federal net operating loss (NOL) carry forward which begin expiring in the year 2033 and with no expiration, respectively, that may be used to offset future taxable income. Further, the Company has available for income tax purposes of approximately $61,608,152 and $73,538,544 in Colorado and Virginia, respectively, state net operating loss (NOL) carry forward which begin expiring in the year 2033, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the year ended December 31, 2025, the Company has increased the valuation allowance from $22,215,116 to $27,948,394.

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

SCHEDULE OF COMPONENTS OF INCOME TAX EXPENSE (BENEFIT)

The components of the provision for income taxes for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Current:
Federal	$-	$-
State and local	-	-
Foreign	-	-
Total current	-	-
Deferred:
Federal	-	-
State and local	-	-
Foreign	-	-
Total deferred	-	-
Total income tax provision / (benefit)	$-	$-

Total income tax expense disaggregated by jurisdiction was $0 for federal, state and local, and foreign for both years. Income taxes paid, net of refunds, were as follows:

	2025	2024
Federal	$-	$-
State and local	-	-
Foreign	-	-
Total income taxes paid, net of refunds	$-	$-

SCHEDULE OF PRE-TAX INCOME (LOSS) BY JURISDICTION

Pre-tax income (loss) from continuing operations, by domestic and foreign jurisdiction, for the years ended December 31, 2025 and 2024, is as follows:

	2025	2024
Domestic	$(21,596,628)	$(23,917,353)
Foreign	-	-
Pre-tax loss from continuing operations	$(21,596,628)	$(23,917,353)

The Company conducts all of its operations within the United States; accordingly, there was no foreign component of pre-tax income (loss) for either year.

SCHEDULE OF EFFECTIVE TAX RATE RECONCILIATION

A reconciliation of income tax computed at the U.S. federal statutory rate to the Company’s effective income tax for the years ended December 31, 2025 and 2024, presented in both dollars and percentages, is as follows:

	2025		2024
	$	%	$	%
Income tax benefit at federal statutory rate (21%)	(4,535,292)	21.0%	(5,022,644)	21.0%
State and local income tax (blended rate)	(737,035))	3.4%	(816,235)	3.4%
Nondeductible expenses and other permanent items	502,476	(2.3)%	-	-
Tax credits	-	-	-	-
Change in valuation allowance	5,733,278	(26.5)%	5,838,879	(24.4)%
Other (net deferred items not benefited)	(963,426)	4.5%	-	-
Income tax provision / (benefit)	-	0.0%	-	0.0%

The change in valuation allowance presented above agrees to the change in the valuation allowance on the deferred tax schedule; the residual net effect of current-year temporary differences (depreciation, amortization, interest and accrued compensation) that are not benefited is presented in “Other.” Reconciling categories not applicable to the Company (nil for all periods) include foreign tax effects; the effect of cross-border tax laws; the effect of changes in tax laws or rates enacted in the current period; and changes in unrecognized tax benefits.

SCHEDULE OF DEFERRED TAX ASSETS

The Company’s deferred taxes as of December 31, 2025 and 2024 consist of the following:

	2025	2024
Deferred Tax Assets/(Liability) Detail
Stock Compensation	$211,969	$211,969
Amortization	290,161	-
Depreciation	(2,255,938)	(1,332,399)
Interest	195,056	-
Change in Fair Market Value of Derivative Liabilities	-	-
Accrued compensation	963,426	-
NOL Deferred Tax Asset	28,352,595	23,144,421
Other	191,125	191,125
Valuation allowance	(27,948,394)	(22,215,116)
Total gross deferred tax assets	$-	$-

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

NOTE 19 – RELATED PARTY TRANSACTIONS

Agreements with Danny Meeks and Affiliates of Danny Meeks

Related-Party Hauling, Mechanic, Equipment Rental, and Miscellaneous Services

During the years ended December 31, 2025 and 2024, the Company provided $392,644 and $850,737, respectively, in hauling services to an entity controlled by the Company’s Chief Executive Officer.

During the years ended December 31, 2025 and 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $816,993 and $1,396,330, respectively, for hauling services rendered to the Company.

During the years ended December 31, 2025 and 2024, the Company paid entities controlled by the Company’s Chief Executive Officer $0 and $147,401, respectively, for scrap metal provided to the Company.

During the years ended December 31, 2025 and 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $0 and $847,326, respectively, for mechanic and repair services provided to the Company.

During the years ended December 31, 2025 and 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $0 and $506,358, respectively, for equipment rentals provided to the Company.

During the years ended December 31, 2025 and 2024, the Company paid an entity controlled by the Company’s Chief Executive Officer $1,219,207 and $0, respectively, for materials sold to the Company.

During the years ended December 31, 2025 and 2024, the Company received $56,100 and $0 in other income - related party for the rental of equipment to an entity controlled by the Company’s Chief Executive Officer, respectively.

During the year ended December 31, 2024, the Company leased 12 scrap yard facilities and equipment from an entity controlled by the Company’s Chief Executive Officer, including the lease for the Chesapeake location described above, for $1,502,830. As of December 31, 2024, the Company owed $495,354 in accrued rent and reimbursements to an entity controlled by the Company’s Chief Executive Officer.

On July 31, 2023, the Company entered into a secured promissory note with an entity controlled by the Company’s Chief Executive Officer in the principal amount of $17,218,350. The note was for the purchase of certain equipment from an entity controlled by the Company’s Chief Executive Officer and is secured by such equipment. The note matures on July 31, 2043 and accrues interest at 7% per annum. The note requires interest-only payments until the senior secured debt is fully satisfied. The Company made payments of $0 towards principal and interest during the year ended December 31, 2024. On March 29, 2024, the holder of the note exchanged $10,000,000 in principal for 1,000 shares of Series D Preferred Stock. On April 21, 2024, the holder of the note exchanged $7,218,350 in principal for 3,749 shares of common stock. As of December 31, 2024, the note had a balance of $0.

On May 10, 2024, the Company entered into an exchange agreement with DWM, whereby the Company and DWM agreed to exchange 1,000 shares of the Company’s Series D issued by the Company to DWM, for 12,122 shares of the Company’s common stock. As a result of the transaction, the Series D stock was extinguished. The resulting gain on the transaction of $1,224,400 for the difference between the fair value of the common stock and the carrying value of the Series D was recorded as a contribution of capital as the transaction was between related parties.

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

On December 2, 2024, the Company entered into a Contract of Sale with DWM Properties LLC (“DWM”), KPAJ, LLC and Oceana Salvage Properties, L.L.C. (collectively, the “Sellers”), in each case, an entity affiliated with Danny Meeks, the Company’s Chief Executive Officer, pursuant to which the Company agreed to purchase the Premises held by the Sellers for an aggregate purchase price of $15,000,000, to be allocated among the seven parcels comprising the Premises and the Licenses and Permits. The transaction closed on December 2, 2024.

The purchase price is payable by (i) the issuance of an aggregate of 450,000 shares of Series A-1 Preferred Stock of the Company, par value $0.001 per share, to the Sellers at an aggregate valuation of $3,300,084 and (ii) the issuance of a promissory note payable to DWM (the “DWM Note”) in the aggregate principal amount of $11,699,916. The DWM Note bears interest at a rate of 10% per annum, and is payable in equal installments of $2,983,309 on each of December 31, 2024, January 31, 2025, February 28, 2025 and March 31, 2025; provided, that if payment on a Payment Date would cause the Company’s cash balance to be less than $3,000,000, then such Payment Date and each subsequent Payment Date shall be extended by 30 days. The Company made payments of $4,008,057 towards principal during the year ended December 31, 2024. As of December 31, 2025 and 2024, the note had a principal balance and accrued interest of $5,391,859 and $7,691,859, respectively.

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

The following tables provide our results by segment:

	Year Ended December 31, 2025
	Scrap Metal
	Recycling	Hauling	Other	Total
Revenues	$32,888,499	$13,695,565	$76,256	$46,660,320
Cost of revenues	(27,473,253)	(7,313,642)	-	(34,786,895)
Gross Profit:	$5,415,246	$6,381,923	$76,256	$11,873,425

Operating Expenses				$(31,694,143)
Other Expenses				(1,775,910)
Deemed Dividends				$(2,999,964)
Net loss available to common shareholders				$(24,596,592)

	Year Ended December 31, 2024
	Scrap Metal
	Recycling	Hauling	Other	Total
Revenues	$23,296,239	$9,881,820	$137,800	$33,315,859
Cost of revenues	(14,508,923)	(5,817,458)	-	(20,326,381)
Gross Profit:	$8,787,316	$4,064,362	$137,800	$12,989,478

Operating Expenses				$(47,251,411)
Other Income				10,344,580
Deemed Dividends				(76,528,836)
Net loss available to common shareholders				$(100,446,189)

NOTE 21 – SUBSEQUENT EVENTS

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

In consideration of the Services to be performed, the Company will pay MACK $7,500 per month for the CFO Services and an aggregate of $12,500 per month for the MACK Services. Additionally, Ms. Pullano will be entitled to the same indemnification, advancement of expenses, and other protections afforded to similarly situated officers of the Company under its organizational documents and applicable law. The CFO Agreement may be terminated by either the Company or MACK upon thirty days’ notice. The foregoing description of the CFO Agreement does not purport to be complete and is qualified in its entirety by reference to the CFO Agreement, a copy of which is attached as Exhibit 10.34 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

On April 20, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that because it has not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) with the SEC, Nasdaq has determined that the Company no longer complies with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) (“Listing Rule 5250(c)(1)”).

The Staff informed the Company that is has 60 calendar days to submit a plan to regain compliance with Listing Rule 5250(c)(1). If the Staff accepts the Company’s plan to regain compliance, then it may grant the Company an exception of up to 180 calendar days from the 2025 Form 10-K’s due date, or until October 12, 2026, to regain compliance.

On May 21, 2026, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026. The Staff informed the Company that is has until June 22, 2026 to submit a plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1). If the Staff accepts the Company’s plan to regain compliance, then it may grant the Company an exception of up to 180 calendar days from the Annual Report’s due date, or until October 12, 2026, to evidence compliance with the Rule.

