Form 10-Q
period 2026-03-31
Greenwave Technology Solutions, Inc.
filed 2026-07-29
CIK 1589149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the period ended March 31, 2026

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

As of July 29, 2026, there were 829,631 shares of the registrant’s common stock issued and outstanding.

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

ii

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$1,462,876	$935,763
Inventories, net	2,595,617	2,240,943
Accounts receivable, net of allowance for doubtful accounts	1,518,894	1,116,924
Prepaid expenses	130,616	524,691
Total current assets	5,708,003	4,818,321

Property and equipment, net	24,628,868	25,580,301
Property and equipment, net - Purchased from Related Party	9,881,302	10,267,709
Operating lease right of use assets, net	439,727	495,457
Licenses, net	11,700,700	12,232,550
Customer list, net	1,231,450	1,287,425
Intellectual property, net	303,600	455,400
Security deposit	31,893	31,893

Total assets	$53,925,543	$55,169,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank overdraft	$-	$163,141
Accounts payable and accrued expenses	7,465,015	8,043,143
Accrued payroll and related expenses	3,946,411	3,946,411
Non-convertible notes payable, current portion, net of unamortized debt discount of $200,103 and $162,390, respectively	1,681,767	1,798,444
Related party note payable	5,391,859	5,391,859
Due to related parties	4,914,240	3,542,433
Operating lease obligations, current portion	276,036	272,476
Total current liabilities	23,675,328	23,157,907

Operating lease obligations, less current portion	174,787	233,451
Non-convertible notes payable, net of unamortized debt discount of $1,449,110 and $1,642,823, respectively	5,643,012	5,840,738
Total liabilities	29,493,127	29,232,096

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock - 10,000,000 shares authorized:
Preferred stock - Series A-1, $0.001 par value, $100,000 stated value, 450,000 shares authorized; 450,000 and 450,000 shares issued and outstanding, respectively	450	450
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 829,631 and 829,631 shares issued and outstanding, respectively	830	830
Additional paid in capital	546,846,108	546,846,108
Accumulated deficit	(522,414,972)	(520,910,428)
Total stockholders’ equity	24,432,416	25,936,960

Total liabilities and stockholders’ equity	$53,925,543	$55,169,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025

Revenues	$16,275,981	$7,333,710

Cost of Revenues	9,461,097	3,847,047

Gross Profit	6,814,884	3,486,663

Operating Expenses:
Advertising	12,843	53,399
Payroll and related expenses	2,496,509	1,974,485
Rent, utilities and property maintenance ($0 and $75,622, respectively, to related-party)	307,355	216,689
Hauling and equipment maintenance	1,483,527	1,273,857
Depreciation and amortization expense	2,201,674	2,119,243
Stock based compensation for services	-	100,000
Consulting, accounting and legal	212,143	423,563
Loss (gain) on asset	4,191	(39,535)
Other general and administrative expenses	1,169,910	1,246,469
Total Operating Expenses	7,888,152	7,368,170

Loss From Operations	(1,073,268)	(3,881,507)

Other Income (Expense):
Interest expense and amortization of debt discount	(430,352)	(810,853)
Other income	(924)	26,621
Total Other Expense	(431,276)	(784,232)

Net Loss Before Income Taxes	(1,504,544)	(4,665,739)

Provision for Income Taxes (Benefit)	-	-

Net Loss	(1,504,544)	(4,665,739)

Deemed dividend for the reduction of exercise price of warrants	-	(2,999,964)

Net Loss Available to Common Stockholders	$(1,504,544)	$(7,665,703)

Net Loss Per Common Share:
Basic	$(1.81)	$(17.85)
Diluted	$(1.81)	$(17.85)

Weighted Average Common Shares Outstanding:
Basic	829,631	429,551
Diluted	829,631	429,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

	Preferred Stock Series D to be Issued		Preferred Stock Series A-1		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at December 31, 2025	-	$-	450,000	$450	829,631	830	$546,846,108	$(520,910,428)	$25,936,960
Net loss	-	-	-	-	-	-	-	(1,504,544)	(1,504,544)

Balance at March 31, 2026	-	$-	450,000	$450	829,631	$830	$546,846,108	$(522,414,972)	$24,432,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Preferred Stock Series D to be Issued		Preferred Stock Series A-1		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at December 31, 2024	-	$-	450,000	$450	237,191	237	$533,266,642	$(496,312,346)	$36,954,983
Common stock and warrants issued for cash, net of fees	-	-	-	-	224,039	224	9,143,582	-	$9,143,806
Common stock issued for cashless exchange of warrants	-	-	-	-	55,066	55	(55)	-	-
Deemed dividend for the reduction of the exercise price of warrants	-	-	-	-	-	-	2,999,964	(2,999,964)	-
Common stock issued for services rendered	-	-	-	-	3,427	4	99,996	-	100,000
Net loss	-	-	-	-	-	-	-	(4,665,739)	(4,665,739)

Balance at March 31, 2025	-	$-	450,000	$450	519,723	$520	$545,510,129	$(503,978,049)	$41,533,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Three Months Ended March 31st,
	2026	2025

Cash flows from operating activities:
Net loss	$(1,504,544)	$(4,665,739)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:	-
Depreciation and amortization	2,201,674	2,119,243
Amortization of right of use assets, net	55,730	80,004
Interest and amortization of debt discount	430,352	810,853
(Gain) loss on asset	4,191	(39,535)
Stock based compensation	-	100,000
Changes in operating assets and liabilities:
Due to related parties	1,238,857	256,840
Inventories	(354,674)	(1,665,367)
Accounts receivable	(401,969)	(1,023,478)
Prepaid expenses	394,075	633,136
Accounts payable and accrued expenses	(919,109)	(886,108)
Accrued payroll and related expenses	229,049	180,501
Principal payments made on operating lease liability	(55,104)	(61,764)
Net cash provided by (used in) operating activities	1,318,528	(4,161,414)

Cash flows from investing activities:
Purchases of property and equipment	(65,000)	(210,500)
Proceeds from disposal of property and equipment	90,000	152,000
Net cash provided by (used in) investing activities	25,000	(58,500)

Cash flows from financing activities:
Bank overdrafts	(163,141)	227,806
Proceeds from issuance of common stock with warrants	-	9,143,806
Cash received but shares in abeyance	-	1,334,800
Repayment of non-convertible notes payable	(653,274)	(1,261,207)
Repayment of non-convertible notes payable - Related party	-	(2,300,000)
Net cash provided by (used in) financing activities	(816,415)	7,145,205

Net increase in cash	527,113	2,925,291
Cash, beginning of year	935,763	2,576,464
Cash, end of period	$1,462,876	$5,501,755

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$16,000	$26,500
Cash paid during period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Equipment purchased by issuance of non-convertible notes payable	$153,400	$3,896,457
Non-convertible notes settled with disposal of property	$-	$2,344,000
Deemed dividend for conversion price reduction of note	$-	$2,999,964
Common shares issued for cashless exchange of warrants	$-	$55

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the Company’s results of operations for the three months ended March 31, 2026 and 2025, its cash flows for the three months ended March 31, 2026 and 2025, and its financial position as of March 31, 2026 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on June 15, 2026 (the “Annual Report”). The December 31, 2025 balance sheet is derived from those statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2026, the Company had cash of $1,462,876 and a working capital deficit (current liabilities in excess of current assets) of $(17,967,325). The accumulated deficit as of March 31, 2026 was $(522,414,972). For the three months ended March 31, 2026, the Company had a loss from operations of $1,073,268. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used in the calculation of stock-based compensation, payroll tax liabilities with interest and penalties, allowance for doubtful accounts, assumptions used in right-of-use and lease liability calculations, valuations and impairments of intangible assets acquired in business combination, estimated useful life of long-lived assets and finite life tangible assets, and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of March 31, 2026 and December 31, 2025, the uninsured balances amounted to $751,917 and $376,924, respectively.

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

The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales, the aging of customer receivable balances, historical collection rates, and economic trends. Management uses this evaluation to estimate the amount of customer receivables that may not be collected in the future and records a provision for expected credit losses. Accounts are written off when all efforts to collect have been exhausted. As of March 31, 2026 and December 31, 2025, the accounts receivable balances amounted to $1,518,894 and $1,116,924, respectively, and allowance for doubtful accounts of $116,351 and $0 as of March 31, 2026 and December 31, 2025, respectively.

Inventories

Although we ship the ferrous and non-ferrous metals we purchase from suppliers multiple times per day, we do maintain inventories. We calculate the value of the inventories on hand, which consist of processed and unprocessed scrap metal (ferrous and nonferrous), used and salvaged vehicles, and supplies, based on the net realizable value or the cost of the inventories, whichever is less. We calculate the cost of the inventory based on the first-in-first-out (FIFO) methodology. We calculate the value of finished products based on their net realizable value as their cost basis is not readily available. The value of our inventories was $2,595,617 and $2,240,943, respectively, as of March 31, 2026 and December 31, 2025, respectively. See Note 5 – Inventories.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $12,843 and $53,399 for the three months ended March 31, 2026 and 2025, respectively.

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

The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At March 31, 2026 and December 31, 2025, the Company had accruals reported on the balance sheet as current liabilities of $0 and $0, respectively.

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

The Company adopted ASU 2023-07 for the year ended December 31, 2024. Additional information about the Company’s operating segments and related disclosures is provided in Note 17 – Segment Reporting.

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

The computation of basic and diluted income (loss) per share, for the three months ended March 31, 2026 and 2025 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31,	March 31,
	2026	2025
Options to purchase common shares	166	206
Warrants to purchase common shares	3,421	103,319
Common shares issuable upon conversion of preferred stock	373,334	233,875
Total potentially dilutive common shares	376,921	337,400

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

Credit Losses – Accounts Receivable and Contract Assets

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides all entities with a practical expedient, and entities other than public business entities with an additional accounting policy election, when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. Under the practical expedient, an entity may assume that current economic conditions as of the balance sheet date remain unchanged over the forecast period, and is therefore not required to develop reasonable and supportable forecasts of future economic conditions for those assets. The standard is effective for the Company for annual reporting periods beginning January 1, 2026, and interim periods within those annual periods, applied on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

NOTE 4 – CONCENTRATIONS OF RISK

Accounts Receivable

The Company has a concentration of credit risk with its accounts receivable balance. At March 31, 2026, five certain large customers individually accounted for $300,860, $213,407, $189,716, $150,642, and $136,455, or 18.40%, 13.05%, 11.60%, 9.21%, and 8.34%, respectively, of the Company’s gross accounts receivable balance.

At December 31, 2025, seven certain large customers individually accounted for $159,073, $143,994, $113,939, $95,381, $88,446, $79,048, and $70,322, or 14.24%, 12.89%, 10.20%, 8.54%, 7.92%, 7.08%, and 6.30%, respectively.

Customer Concentrations

For the three months ended March 31, 2026, five customers individually accounted for $5,208,918, $2,045,954, $1,414,355, $1,087,915, and $856,255, or approximately 32%, 12.57%, 8.69%, 6.68%, and 5.26% of our revenues, respectively.

For the three months ended March 31, 2025, two customers individually accounted for $3,569,600 and $590,418, or approximately 49% and 8% of our revenues, respectively.

The loss of, or a significant reduction in business from, any of these customers could have a material adverse effect on the Company’s results of operations and cash flows.

Vendor Concentrations

During the three months ended March 31, 2026, one supplier accounted for $508,772, or approximately 5.38% of the Company’s cost of revenues, respectively.

During the three months ended March 31, 2025, one supplier accounted for $442,674, or approximately 12% of the Company’s cost of revenues.

The Company’s sales are concentrated in the Virginia and northeastern North Carolina markets.

NOTE 5 – INVENTORIES

Inventories consisted of the following as of:

	March 31,	December 31,
	2026	2025
Processed and unprocessed scrap metal	$2,595,617	$2,240,943
Finished products	-	-
Inventories	$2,595,617	$2,240,943

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

The purchase price is paid by (i) the issuance of an aggregate of 450,000 shares of Series A-1 Preferred Stock of the Company, par value $0.001 per share (the “Preferred Stock”), to the Sellers at an aggregate valuation of $3,300,084 and (ii) the issuance of a promissory note payable to DWM (the “DWM Note”) in the aggregate principal amount of $11,699,916. The DWM Note bears interest at a rate of 10% per annum, and is payable in equal installments of $2,983,309 on each of December 31, 2024, January 31, 2025, February 28, 2025 and March 31, 2025 (each, a “Payment Date”); provided, that if payment on a Payment Date would cause the Company’s cash balance to be less than $3,000,000, then such Payment Date and each subsequent Payment Date shall be extended by 30 days. The Company shall make all payments owed under the DWM Note within 12 months from the date of issuance. In addition, if the Company exercises a 30 day extension of any payment, the Company is required to furnish to DWM such financial information and data as DWM may reasonably request to confirm the Company’s cash balance. Subsequent to March 31, 2026, the note was extended to March 31, 2026, and then further extended to June 30, 2026, and then further extended to July 31, 2026.

Property and equipment as of March 31, 2026 and December 31, 2025 is summarized as follows:

	March 31,	December 31,
	2026	2025
Machinery & Equipment	$19,877,007	$19,658,607
Furniture & Fixtures	6,128	6,128
Vehicles	21,571,688	21,742,353
Leaseholder Improvement	2,036,384	2,036,384
Land	3,641,579	3,641,579
Buildings	724,170	724,170
Subtotal	47,856,956	47,809,221

Less accumulated depreciation	(13,346,786)	(11,961,211)
Property and equipment, net	$34,510,170	$35,848,010

Depreciation expense for the three months ended March 31, 2026 and 2025 was $1,462,049 and $1,379,618 respectively.

During the three months ended March 31, 2026, the Company purchased $218,400 in property and equipment, consisting of $153,400 financed through the issuance of non-convertible notes payable and $65,000 paid in cash. The Company received $90,000 in cash proceeds from the sale of property and equipment and recognized a net loss on disposal of $4,191.

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

NOTE 7 – AMORTIZATION OF INTANGIBLE ASSETS

All of the Company’s current identified intangible assets were assumed upon consummation of the Empire acquisition on October 1, 2021. Identified intangible assets consisted of the following at the dates indicated below:

	March 31, 2026			Remaining
	Gross carrying	Accumulated	Carrying	estimated
	amount	amortization	value	useful life
Intellectual Property	$3,036,000	$(2,732,400)	$303,600	0.75 years
Customer List	2,239,000	(1,007,550)	1,231,450	5.75 years
Licenses	21,274,000	(9,573,300)	11,700,700	5.75 years
Total intangible assets, net	$26,549,000	$(13,313,250)	$13,235,750

	December 31, 2025			Remaining
	Gross carrying	Accumulated	Carrying	estimated
	amount	amortization	value	useful life
Intellectual Property	$3,036,000	$(2,580,600)	$455,400	1 years
Customer List	2,239,000	(951,575)	1,287,425	6 years
Licenses	21,274,000	(9,041,450)	12,232,550	6 years
Total intangible assets, net	$26,549,000	$(12,573,625)	$13,975,375

There were no intangible assets acquired during the three months ended March, 2026 and 2025.

Amortization expense for intangible assets was $739,625 for the three months ended March 31, 2026 and 2025, respectively.

Total estimated amortization expense for our intangible assets for the years 2026 through 2030 is as follows:

Year ended December 31,
2026 (remaining)	$2,067,075
2027	2,351,300
2028	2,351,300
2029	2,351,300
2030	2,351,300
Thereafter	1,763,475

NOTE 8 – ADVANCES AND NON-CONVERTIBLE NOTES PAYABLE

Factoring Advances

Advances for Simple Agreements for Future Tokens were entered into with accredited investors issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder in 2018. As of March 31, 2026 and December 31, 2025, the Company owed $85,000 and $85,000 for Simple Agreements for Future Tokens, respectively.

Non-Convertible Notes Payable

On April 21, 2022, the Company entered into a secured promissory note in the principal amount of $964,470 for the financing and installation of a piece of equipment in the amount $750,000. The Company is required to make monthly payments in the amount $6,665 through October 2022 and monthly payments of $19,260 until October 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on October 21, 2026. During the three months ended March 31, 2026 and 2025, the Company made $62,384 and $77,979 in payments towards the note, respectively. There was additional interest of $16,148 booked during the year ended December 31, 2025 and of $5,582 booked in the three months ended March 31, 2026. There was amortization of debt discount of $5,581 and $25,876 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the note had a balance of $119,990 and $176,792 net an unamortized debt discount of $(67,053) and $(61,471), respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $4,334 and $4,334 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the note had a principal balance of $539,654 and $543,988, and accrued interest of $0 and $0, respectively. The Company made interest payments of $8,649 and $0 during the three months ended March 31, 2026 and 2025, respectively.

On September 1, 2022, the Company entered into a Deed of Trust note for the purchase of land and buildings. The note has a principal amount of $600,000, bears an interest rate of 6.5%, and matures on September 1, 2032. The Company is required to make monthly payments of $4,476 until September 1, 2032, when the remaining principal and accrued interest becomes due. The Company made principal payments of $4,334 and $4,334 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the note had a principal balance of $539,654 and $543,988, and accrued interest of $0 and $0, respectively. The Company made interest payments of $8,649 and $0 during the three months ended March 31, 2026 and 2025, respectively.

On January 10, 2023, the Company entered into a secured promissory note in the principal amount of $1,245,018 for a purchase price of $1,021,500. The note is secured by certain assets of the Company. There were cash proceeds of $1,000,000. The Company is required to make monthly payments in the amount of $10,365 through March 2023 and then monthly payments in the amount of $34,008 through March 2026. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on March 10, 2026. There was amortization of debt discount of $30,868 and $14,400 during the three months ended March 31, 2026 and 2025, respectively. There were payments of $110,291 and $110,718 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the note had a balance of $54,329 and $133,752 net an unamortized debt discount of $19,548 and $50,416, respectively.

On February 23, 2023, the Company entered into a secured promissory note in the principal amount of $822,040 for a purchase price of $628,353. The note is secured by certain assets of the Company. There were non-cash proceeds of $628,253 used to purchase equipment. The Company is required to make monthly payments in the amount of $6,370 through June 2023 and then monthly payments in the amount of $16,595 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 23, 2027. The company recorded additional interest adjusted to debt discount amounting to $113,839. There was amortization of debt discount of $(33,092) and $38,694 during the three months ended March 31, 2026 and 2025 respectively. There were payments of $40,325 and $97,011 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the note had a balance of $285,380 and $242,229 net an unamortized debt discount of $(205,224) and $(229,154), respectively.

On February 24, 2023, the Company entered into a secured promissory note in the principal amount of $1,186,580 for a purchase price of $832,605. The note is secured by certain assets of the Company. There were non-cash proceeds of $832,605 used to purchase equipment. The Company is required to make monthly payments in the amount of $9,185 through June 2023 and then monthly payments in the amount of $23,955 through June 2027. The note bears an interest rate of 10.6%, is secured by certain assets of the Company, and matures on June 24, 2027. There were additional fees incurred of $8,733 and $21,380 during the years ended December 31, 2024 and 2023, respectively. There was amortization of debt discount of $(23,931) and $(26,806) during the three months ended March 31, 2026 and 2025, respectively. There were payments of $77,608 and $67,209 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the note had a balance of $197,713 and $349,636 net an unamortized debt discount of $307,817 and $340,909, respectively.

On December 2, 2024, the Company entered into a secured promissory note with an entity controlled by the Company’s Chief Executive Officer in the principal amount of $11,699,916. The note was for the purchase of certain land and permits from an entity controlled by the Company’s Chief Executive Officer and is secured by such property. There were non-cash proceeds of $11,699,916 used to purchase the land and equipment. The note matures on March 31, 2025 and accrues interest at 10% per annum. The note requires monthly payments of $2,983,309, however in the event such payment would result in the Company having less than $3 million cash on hand, such payment is delayed without penalty until the following month and the maturity date of the note extended. There was amortization of debt discount of $0 during the three months ended March 31, 2026 and 2025. The Company made payments of $0 towards the principal of the note during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the note had a principal balance and accrued interest of $5,391,859. Subsequent to March 31, 2026, the note was extended to March 31, 2026, and then further extended to June 30, 2026, then further extended to July 31, 2026.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,373,040 for a purchase price of $1,026,844. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $19,070. The note matures on February 3, 2031. There was amortization of debt discount of $(23,599) and $18,420 during the three months ended March 31, 2026 and 2025, respectively. There were payments of $57,210 and $58,210 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the note had a balance of $878,173 and $911,784 net of an unamortized debt discount of $265,027 and $288,626, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,000,107 for a purchase price of $769,383. The note is secured by certain assets of the Company. There were non-cash proceeds of $29,853 used to purchase equipment. The Company is required to make monthly payments in the amount of $14,305. The note matures on February 3, 2031. There was amortization of debt discount of $17,695 and $42,915 during the three months ended March 31, 2026 and 2025, respectively. There were payments of $42,915 and $42,915 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the note had a balance of $658,830 and $684,050 net of an unamortized debt discount of $169,617 and $187,312, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,517,127 for a purchase price of $1,167,350. The note is secured by certain assets of the Company. There were non-cash proceeds of $45,273 used to purchase equipment. The Company is required to make monthly payments in the amount of $21,700. The note matures on February 3, 2031. There was amortization of debt discount of $26,861 and $58,880 during the three months ended March 31, 2026 and 2025, respectively. There were payments of $65,100 and $66,100 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the note had a balance of $999,204 and $1,037,443 net of an unamortized debt discount of $256,523 and $283,384, respectively.

On February 3, 2025, the Company entered into a secured promissory note in the principal amount of $1,213,693 for a purchase price of $898,653. The note is secured by certain assets of the Company. There were non-cash proceeds of $36,227 used to purchase equipment. The Company is required to make monthly payments in the amount of $17,360. The note matures on February 3, 2031. There was amortization of debt discount of $21,476 and $47,556 during the three months ended March 31, 2026 and 2025, respectively. There were payments of $52,080 and $0 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the note had a balance of $799,511 and $830,115 net of an unamortized debt discount of $205,862 and $227,338, respectively.

On May 28, 2025, the Company entered into a secured promissory note in the principal amount of $1,658,880 for a purchase price of $1,240,690. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $23,040. The note matures on May 28, 2031. There was amortization of debt discount of $5,363 and $0 during the three months ended March 31, 2026 and 2025, respectively. There were payments of $69,120 and $0 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the note had a balance of $1,117,454 and $1,169,642 net of an unamortized debt discount of $380,141 and $397,078, respectively.

On May 28, 2025, the Company entered into a secured promissory note in the principal amount of $1,327,680 for a purchase price of $992,852. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $7,383. The note matures on May 28, 2031. There was amortization of debt discount of $16,937 and $0 during the three months ended March 31, 2026 and 2025, respectively. There were payments of $36,880 and $0 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the note had a balance of $894,248 and $925,765 net of an unamortized debt discount of $315,409 and $320,772, respectively.

On February 3, 2026, the Company entered into a secured promissory note in the principal amount of $182,880 for a purchase price of $153,400. The note is secured by certain assets of the Company. The Company is required to make monthly payments in the amount of $3,810. The note matures on February 3, 2030. There was amortization of debt discount of $30,193 and $0 during the three months ended March 31, 2026 and 2025, respectively. There were payments of $30,694 and $0 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the note had a balance of $150,639 and $0 net of an unamortized debt discount of $1,547 and $0, respectively.

The following table details the current and long-term principal due under non-convertible notes as of March 31, 2026.

	Principal	Principal
	(Current)	(Long Term)
Non-Convertible Note (Issued March 8, 2019)	$-	$5,000
Deed of Trust Note (Issued September 1, 2022)	53,712	485,942
Deed of Trust Note (Issued September 1, 2022)	53,712	485,942
Equipment Finance Note (Issued April 21, 2022)	52,937	-
Equipment Finance Note (Issued January 10, 2023)	73,877	-
Equipment Finance Note (Issued February 24, 2023)	80,156	-
Equipment Finance Note (Issued February 23, 2023)	287,460	218,070
Equipment Finance Note (Issued February 3, 2025)	228,840	914,360
Equipment Finance Note (Issued February 3, 2025)	171,660	656,787
Equipment Finance Note (Issued February 3, 2025)	260,400	995,327
Equipment Finance Note (Issued February 3, 2025)	208,320	797,053
Equipment Finance Note (Issued May 28, 2025)	276,480	1,221,120
Equipment Finance Note (Issued May 28, 2025)	88,596	1,121,055
Equipment Finance Note (Issued February 3, 2026)	45,720	106,466
SAFTs	-	85,000
DWM Property Note	5,391,859	-
Debt Discount	(200,103)	(1,449,110)
Total Principal of Non-Convertible Notes	$7,073,626	$5,643,012

Total principal payments due on non-convertible notes for 2026 through 2029 and thereafter is as follows:

Year ended December 31,
2026	$1,463,150
2027	1,674,900
2028	1,389,915
2029	1,368,176
Thereafter	8,469,724

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2026 and December 31, 2025, the Company owed accounts payable and accrued expenses of $7,465,015 and $8,043,143, respectively.

These are primarily comprised of payments to vendors, accrued interest on debt, and accrued legal bills.

	March 31,	December 31,
	2026	2025
Accounts Payable	$2,548,298	$2,950,052
Credit Cards	30,933	37,400
Accrued Interest	2,940,971	2,849,977
Accrued Expenses	1,944,813	2,205,714
Total Accounts Payable and Accrued Expenses	$7,465,015	$8,043,143

NOTE 10 – ACCRUED PAYROLL AND RELATED EXPENSES

The Company is delinquent in filing its payroll taxes, primarily related to stock compensation awards in 2016 and 2017, but also including payroll for 2018, 2019, 2020, and 2021. As of March 31, 2026 and December 31, 2025, the Company owed payroll tax liabilities, including penalties, of $3,946,411 to federal and state taxing authorities. The actual liability may be higher or lower due to interest or penalties assessed by federal and state taxing authorities.

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

On April 20, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that because it has not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) with the SEC, Nasdaq has determined that the Company no longer complied with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) (“Listing Rule 5250(c)(1)”).

The Staff informed the Company that is had 60 calendar days to submit a plan to regain compliance with Listing Rule 5250(c)(1). If the Staff accepts the Company’s plan to regain compliance, then it may grant the Company an exception of up to 180 calendar days from the 2025 Form 10-K’s due date, or until October 12, 2026, to regain compliance.

On May 21, 2026, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 (the “First Quarter Form 10-Q”). The Staff informed the Company that is had until June 22, 2026 to submit a plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1). On June 15, 2026, the Company filed the 2025 Form 10-K with the SEC. On June 16, 2026, the Company received a letter from the Nasdaq stating that it evidenced partial compliance with Listing Rule 5250(c)(1) by filing the 2025 Form 10-K but that it was still not in compliance with Listing Rule 5250(c)(1) due to its failure to file the First Quarter Form 10-Q. On June 22, 2026, the Company submitted its plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1) to Nasdaq. If the Staff accepts the Company’s plan to regain compliance, then it may grant the Company an exception of up to 180 calendar days from the Annual Report’s due date, or until October 12, 2026, to evidence compliance with the Rule.

Employee Matter

Subsequent to quarter-end, in April 2026, the Company identified and terminated a former non-officer employee in its logistics function who had improperly diverted certain hauling work to an outside entity and engaged in related improper conduct. The conduct occurred during 2026 and did not have a material effect on the Company’s financial statements as of and for the three months ended March 31, 2026. The Company has reviewed the matter, including outreach to potentially affected customers, and does not believe its ultimate resolution will have a material effect on the Company’s financial position, results of operations, or cash flows. Accordingly, no liability has been recorded. The Company’s review is ongoing, and the Company is pursuing available remedies against the former employee.

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

ROU assets and liabilities consist of the following:

	March 31,	December 31,
	2026	2025

ROU assets – related party	$-	$-
ROU assets	439,727	495,457
Total ROU assets	$439,727	$495,457

Current portion of lease liabilities – related party	$-	$-
Current portion of lease liabilities	276,036	272,476
Long term lease liabilities, net of current portion	174,787	233,451
Total lease liabilities	$450,823	$505,927

Aggregate minimum future commitments under non-cancelable operating leases and other obligations at March 31, 2026 were as follows:

Year ended December 31,
2026 (remaining)	203,652
2027	254,448
2028	40,000
Total Minimum Lease Payments	$498,100
Less: Imputed Interest	$(47,277)
Present Value of Lease Payments	$450,823
Less: Current Portion	$(276,036)
Long Term Portion	$174,787

Rent expense related to these leases is recognized based on the payment amount charged under the lease. Rent expense for the three months ended March 31, 2026 and 2025 was $143,990 and $176,258, respectively. At March 31, 2026, the leases had a weighted average remaining lease term of 1.8 years and a weighted average discount rate of 10%.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of blank check preferred stock, par value $0.001 per share.

Series D

As of March 31, 2026, there were 0 shares of Series D issued and outstanding.

Series A-1

As of March 31, 2026, there were 450,000 shares of Series A-1 Preferred Stock issued and outstanding.

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

During the three months ended March 31, 2026, the Company issued no shares of common stock.

As of March 31, 2026 and December 31, 2025 there were 829,631 and 829,631 shares of common stock issued and outstanding, respectively.

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

During the year ended December 31, 2025, the Company recognized $1,490 in additional paid in capital pursuant to rounding for the effectuation of a reverse stock split.

NOTE 14 – WARRANTS

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

During the three months ended December 31, 2025, an additional 181,599 warrants were cashless exercised into 136,200 shares of common stock.

A summary of the warrant activity for the three months ended March 31, 2026 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2025	3,421	$172.30	3.28	$-
Exercisable at December 31, 2025	3,421	$172.30	3.28	$-
Granted	-	-
Exercised	-	-
Cancelled/Exchanged	-	-
Outstanding at March 31, 2026	3,421	$172.30	3.03	$-
Exercisable at March 31, 2026	3,421	$172.30	3.03	$-

Exercise	Warrants	Weighted Avg.	Warrants
Price	Outstanding	Remaining Life	Exercisable
$165.00	3,260	3.13	3,260
320.10	161	0.92	161
	3,421	3.03	3,421

The aggregate intrinsic value of outstanding stock warrants was $0 based on warrants with an exercise price less than the Company’s stock price of $3.38 as of March 31, 2026 which would have been received by the warrant holders had those holders exercised the warrants as of that date.

NOTE 15 – STOCK OPTIONS

Our stockholders approved our 2014 Equity Incentive Plan in June 2014 (the “2014 Plan”), our 2015 Equity Incentive Plan in December 2015 (the “2015 Plan”), our 2016 Equity Incentive Plan in October 2016 (“2016 Plan”), our 2017 Equity Incentive Plan in December 2016 (“2017 Plan”), our 2018 Equity Incentive Plan in June 2018 (the “2018 Plan”), our 2021 Equity Incentive Plan in September 2021 (“2021 Plan”), our 2022 Equity Incentive Plan in November 2022, our 2023 Equity Incentive Plan in October 2023 (“2023 Plan”), and our 2024 Equity Incentive Plan in May 2024 (“2024 Plan”, and together with the 2014 Plan, 2015 Plan, 2016 Plan, 2017 Plan, 2018 Plan, 2021 Plan, 2022 Plan, and 2023 Plan, the “Plans”). The Plans are identical, except for the number of shares reserved for issuance under each. In July 2024, shareholders amended our 2024 Plan to increase the number of shares reserved for issuance thereunder by 27,091 to a total of 27,273 shares. As of March 31, 2026, the Company had granted an aggregate of 13,969 securities under the Plans since inception, with 13,387 shares available for future issuances.

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

There were no options issued during the three or three months ended March 31, 2026.

A summary of the stock option activity for the three months ended March 31, 2026 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2025	206	$3,723,473	0.99	$-
Exercisable at December 31, 2025	206	$3,723,473	0.99	$-
Granted	-	-
Exercised	-	-
Forfeiture/Cancelled	(40)	$4,492,125
Outstanding at March 31, 2026	166	$3,538,256	1.49	$-
Exercisable at March 31, 2026	166	$3,538,256	1.49	$-

Exercise	Number of	Remaining	Number of
Price	Options	Life In Years	Options Exercisable
$378,500 – 1,237,500	22	2.35	22
$1,237,501 – 2,475,000	9	1.45	9
$2,475,001 – 3,712,500	32	0.51	32
$3,712,501 – 4,950,000	83	0.81	83
$4,950,001 – 5,296,500	20	0.78	20

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $3.38 as of March 31, 2026, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the three months ended March 31, 2026 and 2025 was $0 and $0, respectively. Unrecognized compensation expense was $0 as of March 31, 2026.

NOTE 16 – RELATED PARTY TRANSACTIONS

Agreements with Danny Meeks and Affiliates of Danny Meeks

Related-Party Hauling, Mechanic, Equipment Rental, and Miscellaneous Services

During the three months ended March 31, 2026 and 2025, the Company provided $189,270 and $206,584 in hauling services to an entity controlled by the Company’s Chief Executive Officer, respectively.

During the three months ended March 31, 2026 and 2025, the Company paid an entity controlled by the Company’s Chief Executive Officer $233,953 and $223,174 for hauling services rendered to the Company, respectively.

During the three months ended March 31, 2026 and 2025, the Company paid an entity controlled by the Company’s Chief Executive Officer $314,814 and $0 for mechanic and repair services provided to the Company.

NOTE 17 – SEGMENT REPORTING

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

The following tables provide our results by segment:

	Three Months Ended March 31, 2026
	Scrap Metal
	Recycling	Hauling	Other	Total
Revenues	$14,130,462	$2,126,321	$19,198	$16,275,981
Cost of revenues	(8,149,521)	(1,311,576)	-	(9,461,097)
Gross Profit:	$5,980,941	$814,745	$19,198	$6,814,884

Operating Expenses				$(7,888,152)
Other Expenses				(431,276)
Deemed Dividends				-
Net loss available to common shareholders				$(1,504,544)

	Three Months Ended March 31, 2025
	Scrap Metal
	Recycling	Hauling	Other	Total
Revenues	$4,397,545	$2,912,165	$24,000	$7,333,710
Cost of revenues	(2,126,772)	(1,720,275)	-	(3,847,047)
Gross Profit:	$2,270,773	$1,191,890	$24,000	$3,486,663
Operating Expenses				$(7,368,170)
Other Expenses				(784,232)
Deemed Dividends				(2,999,964)
Net loss available to common shareholders				$(7,665,703)

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the filing of this Form 10-Q, the date the accompanying condensed consolidated financial statements were available to be issued, and concluded that no events or transactions occurred during that period that require recognition or disclosure herein.

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

Empire is headquartered in Chesapeake, Virginia and employs 171 people as of July 29, 2025.

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

Sources of Unprocessed Metal

Our main sources of unprocessed metal we purchase are end-of-life vehicles, old equipment, appliances and other consumer goods, and scrap metal from construction or manufacturing operations. We acquire this unprocessed metal from a wide base of suppliers including large corporations, industrial manufacturers, retail customers, and government organizations who unload their metal at our facilities or we pick it up and transport it from the supplier’s location. Currently, our operations and main suppliers are located in the Hampton Roads and northeastern North Carolina markets. As of the second quarter of 2023, the Company expanded our operations by opening a metal recycling facility in Cleveland, Ohio and beginning operation of a second shredder at our Kelford, North Carolina location.

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

Results of Operations

For the Three Months Ended March 31, 2026 and 2025

	For the three months ended March 31, 2026
			$	%
	2026	2025	Change	Change
Revenue	$16,275,981	$7,333,710	$8,942,271	121.93%

Gross Profit	6,814,884	3,486,663	3,328,221	95.46%

Operating Expenses	7,888,152	7,368,170	519,982	7.06%

Loss from Operations	(1,073,268)	(3,881,507)	2,808,239	(72.35)%

Other Income (Expense)	(431,276)	(784,232)	352,956	(45.01)%

Net Loss Available to Common Stockholders	$(1,504,544)	$(7,665,703)	$6,161,159	(80.37)%

Revenues

For the three months ended March 31, 2026, we generated $16,275,981 in revenues, as compared to $7,333,710 during the same period in 2025, an increase of $8,942,271. This was comprised of an increase in Metal revenue from $4,397,545 during the three months ended March 31, 2025 to $14,130,462 during the three months ended March 31, 2026. This was partially offset by a decrease in Hauling revenue from $2,912,165 during the three months ended March 31, 2025 to $2,126,321 during the three months ended March 31, 2026 and a decrease in other revenue from $24,000 during the three months ended March 31, 2025 to $19,198 during the three months ended March 31, 2026.

Our cost of revenues increased to $9,461,097 for the three months ended March 31, 2026 from $3,847,047 during the same period in 2025, an increase of $5,614,050, primarily due to the increase in revenues and the costs of rapid scaling. This increase was composed of an increase in metal scrap cost of revenues from $2,126,772 during the three months ended March 31, 2025 to $8,149,521 during the same period in 2026, partially offset by a decrease in hauling cost of revenues from $1,720,275 during the three months ended March 31, 2025 to $1,311,576 during 2026.

Our gross profit was $6,814,884 during the three months ended March 31, 2026, an increase of $3,328,221 from $3,486,663 during the same period in 2025 primarily due to a decline in margins on the Company’s hauling and metal revenue related to rapid revenue scaling. This was composed of an increase in metal scrap gross profits from $2,270,773 during the three months ended March 31, 2025 to $5,980,941 during the three months ended March 31, 2026, an increase of $3,710,168. It was also partially offset by a decrease in gross profit from hauling gross margins from $1,191,890 for the period ending March 31, 2025 to $814,745 for the period ending March 31, 2026, a decrease of $377,145. A decrease in other gross losses from $24,000 for the period ending March 31, 2025 to $19,198 for the period ending March 31, 2026 also offset the total increase with a decrease of $4,802.

Operating Expenses

For the three months ended March 31, 2026 and 2025, our operating expenses were $7,888,152 and $7,368,170 respectively, an increase of $519,982. There was an increase in payroll and related expenses of $522,024 as payroll and related expenses were $2,496,509 for the three months ended March 31, 2026 as compared to $1,974,485 for the same period in 2025 which was the result of expanding operations. Advertising expense decreased by $40,556 to $12,843 for the three months ended March 31, 2026 as compared to $53,399 for the same period in 2025 due to efforts to conserve cash and a focus on organic growth. Depreciation of fixed assets, along with amortization of intangible assets, increased by $82,431 to $2,201,674 for the three months ended March 31, 2026 from $2,119,243 in 2025 as a result of the Company the acquisition of additional fixed assets between April 1, 2025 and March 31, 2026. There were hauling and equipment maintenance costs of $1,483,527 during the three months ended March 31, 2026, as compared to $1,273,857 during the same period in 2025, an increase of $209,670, due to the Company expanding its fleet of trucks. Consulting, accounting, and legal expenses decreased to $212,143 during the three months ended March 31, 2026 from $423,563 during the same period in 2025, a decrease of $211,420 as a result of the Company having less corporate activity during the three months ended March 31, 2026 compared to the same period in 2025. There was an increase in rent, utilities, and property maintenance expenses as a result of the Company acquiring the equipment on certain properties, increasing $90,666 from $216,689 during the three months ended March 31, 2025 to $307,355 during the same period in 2026. There was stock based compensation for services of $0 during the three months ended March 31, 2026, as compared to $100,000 during the same period in 2025, a decrease of $100,000 primarily related to a decrease in corporate branding activities in 2026 compared to 2025. There was a loss on sale of asset of $4,191 during the three months ended March 31, 2026, as compared to a gain on the sale of asset of $39,535 during the same period during 2025.

Our other general and administrative expenses decreased to $1,169,910 for the three months ended March 31, 2026 from $1,246,469 for the same period in 2025, a decrease of $76,559.

The change in these expenditures resulted in our total operating expenses increasing to $7,888,152 during the three months ended March 31, 2026 compared to $7,368,170 during the three months ended March 31, 2025, an increase of $519,982.

Loss from Operations

Our loss from operations was reduced by $2,808,239 to $(1,073,268) during the three months ended March 31, 2026, from $(3,881,507) during the three months ended March 31, 2025 for the reasons discussed above.

Other Income (Expense)

During the three months ended March 31, 2026, we generated other expenses of $(431,276), as compared to other expenses of $(784,232) for the same period in 2025, a decrease of $352,956. Interest expenses and amortization of debt discount decreased to $(430,352) during the three months ended March 31, 2026 from $(810,853) during the three months ended March 31, 2025.

Deemed Dividend

During the three months ended March 31, 2026, there was a deemed dividend of $0 for the reduction of exercise price of warrants, as compared to $2,999,964 as compared to the same period in 2025.

Net Loss Available to Common Stockholders

Our net loss available to common shareholders was $(1,504,544) for the three months ended March 31, 2026, as compared to a loss of $(7,665,703) during the same period in 2025, a decrease of $6,161,159 for the reasons discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2026 was $1,318,528 as compared to $(4,161,414) for the three months ended March 31, 2025. For the three months ended March 31, 2026, the cash flows used in operating activities were driven by a net loss of $1,504,544, amortization of right of use assets of $55,730, depreciation and amortization of $2,201,674, increase in due to related parties of $1,238,857, decrease in prepaid expenses of $394,075, interest and amortization of debt discount of $430,352, an increase in accounts receivable of $401,969, a loss on sale of asset of $4,191, a decrease in accounts payable and accrued expenses of $919,109, principal payments made on operating lease liability of $55,104, an increase in accrued payroll and related expenses of $229,049 and an increase in inventories of $354,674.

Net cash provided by (used in) investing activities was $25,000 and $(58,500) for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, there was cash used in the purchase of equipment of $(65,000) and cash received for the disposal of assets of $90,000. For the three months ended March 31, 2025, there was cash used in the purchase of equipment of $(210,500) and proceeds from disposal of property and equipment of $152,000.

Net cash used in financing activities was $(816,415) during the three months ended March 31, 2026, as compared to net cash provided by financing activity $7,145,205 during the three months ended March 31, 2025. During the three months ended March 31, 2026, there were ($163,141) reduction in bank overdraft and repayment of non-convertible notes of $(653,274). During the three months ended March 31, 2025, the Company received $9,143,806 from the sale of common stock with warrants, cash received but shares in abeyance of $1,334,800 and $227,806 from bank overdrafts, while repaying $1,261,207 in convertible notes and repaid related party non-convertible notes in the amount of $2,300,000.

Capital Resources

As of March 31, 2026, we had cash on hand of $1,462,876. We currently have no external sources of liquidity such as arrangements with credit institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Required Capital over the Next Fiscal Year

As of March 31, 2026, the Company had cash of $1,462,876 and a working capital deficit (current liabilities in excess of current assets) of $(17,967,325). The accumulated deficit as of March 31, 2026 was $(522,414,972). For the three months ended March 31, 2026, the Company had a loss from operations of $1,073,268. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements.

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

In consideration of the Services to be performed, the Company pays MACK $7,500 per month for the CFO Services and an aggregate of $12,500 per month for the MACK Services. Additionally, Ms. Pullano is entitled to the same indemnification, advancement of expenses, and other protections afforded to similarly situated officers of the Company under its organizational documents and applicable law. The CFO Agreement may be terminated by either the Company or MACK upon thirty days’ notice. The foregoing description of the CFO Agreement does not purport to be complete and is qualified in its entirety by reference to the CFO Agreement, a copy of which is attached as Exhibit 10.34 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

On April 20, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that because it had not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) with the SEC, Nasdaq has determined that the Company no longer complied with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) (“Listing Rule 5250(c)(1)”).

The Staff informed the Company that is had 60 calendar days to submit a plan to regain compliance with Listing Rule 5250(c)(1). If the Staff accepts the Company’s plan to regain compliance, then it may grant the Company an exception of up to 180 calendar days from the 2025 Form 10-K’s due date, or until October 12, 2026, to regain compliance.

On May 21, 2026, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 (the “First Quarter Form 10-Q”). The Staff informed the Company that it had until June 22, 2026 to submit a plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1). On June 15, 2026, the Company filed the 2025 Form 10-K with the SEC. On June 16, 2026, the Company received a letter from the Nasdaq stating that it evidenced partial compliance with Listing Rule 5250(c)(1) by filing the 2025 Form 10-K but that it was still not in compliance with Listing Rule 5250(c)(1) due to its failure to file the First Quarter Form 10-Q. On June 22, 2026, the Company submitted its plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1) to Nasdaq. If the Staff accepts the Company’s plan to regain compliance, then it may grant the Company an exception of up to 180 calendar days from the Annual Report’s due date, or until October 12, 2026, to evidence compliance with the Rule.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item 1A. Please see the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on June 15, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GREENWAVE TECHNOLOGY SOLUTIONS, INC.

Date: July 29, 2026	By:	/s/ Danny Meeks
Danny Meeks, Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2026	By:	/s/ Chelsea Pullano
Chelsea Pullano, Chief Financial Officer
(Principal Financial and Accounting Officer)

